Form 10-K
period 2015-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2015-05-27
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-36865

Rocky Mountain Chocolate Factory, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1535633
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

265 Turner Drive, Durango, CO 81303

(Address of principal executive offices, including ZIP code)

(970) 259-0554

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 Par Value per Share	NASDAQ Global Market
Preferred Stock Purchase Rights	NASDAQ Global Market

Securities Registered Pursuant To Section 12(g) Of The Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes _____     No _ X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes _____     No _ X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   X        No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ____      No     X

The aggregate market value of our common stock (based on the closing price as quoted on the NASDAQ Global Market on August 29, 2014, the last business day of our most recently completed second fiscal quarter) held by non-affiliates was $61,083,824. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of our outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 18, 2015, there were 5,941,893 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement furnished to shareholders in connection with the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K . The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 28, 2015.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this Annual Report in Item 1A. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and our subsidiaries (including our operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenue and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2015, there were 4 Company-owned, 88 licensee-owned and 276 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Kingdom of Saudi Arabia and the United Arab Emirates. As of March 31, 2015, U-Swirl operated 10 Company-owned stores and 237 franchised stores located in 37 states, Canada, Turkey, the United Arab Emirates and Pakistan. In FY 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry,” “Yogli Mogli” and “Fuzzy Peach,” and U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” and “Aspen Leaf Yogurt”. Effective March 1, 2015, we reorganized to create a holding company structure. Our operating subsidiary with the same name , Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (“Newco”), and all of the outstanding shares of common stock of RMCF was exchanged on a one-for-one basis for shares of common stock of Newco. Our new holding company began trading on March 2, 2015 on the NASDAQ Global Market under the symbol “RMCF”, which was the same symbol used by RMCF prior to the holding company reorganization.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which is now being supported by U-Swirl. As of February 28, 2015, we held a 39% interest in U-Swirl. Additionally, we have the right to acquire approximately 26,271,000 shares of common stock of U-Swirl through the conversion of convertible debt owed by U-Swirl to our company. If the Company exercised this conversion right, we believe we would hold approximately 72% of U-Swirl’s common stock. The Company entered into the promissory note used to finance the acquisitions of U-Swirl and entered into a loan and security agreement with U-Swirl. The loan and security agreement between the Company and U-Swirl is subject to various financial and leverage covenants. U-Swirl was not compliant with the covenants at February 28, 2015. The loan covenants required U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the year ended February 28, 2015. At February 28, 2015 U-Swirl had reported $1,284,000 of adjusted EBITDA. In the event of default, we may charge interest on all amounts due under the loan agreement with U-Swirl at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on our security interest. At February 28, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 70% more preferred shares issued when compared to the amount issuable if U-Swirl was compliant with the loan covenants.

Approximately 55% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

Our principal competitive strengths lie in our brand name recognition, our reputation for the quality, variety and taste of our products, the special ambiance of our stores, our knowledge and experience in applying criteria for selection of new store locations, our expertise in the manufacture of chocolate candy products and the merchandising and marketing of confectionary products, and the control and training infrastructures we have implemented to assure consistent customer service and execution of successful practices and techniques at our stores.

We believe our manufacturing expertise and reputation for quality has facilitated the sale of selected products through specialty markets. We are currently selling our products in a select number of specialty markets including wholesale, fundraising, corporate sales, mail order, private label and internet sales.

U-Swirl cafés and associated brands are designed to be attractive to customers by offering the following:

●	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
●	spacious surroundings of 1,800 to 3,000 square feet;
●	16 to 20 flavors of frozen yogurt;
●	up to 70 toppings; and
●	self-serve format allowing guests to create their own favorite snack.

We believe that these characteristics provide U-Swirl with the ability to compete successfully in the retail frozen yogurt industry. While U-Swirl continues to pursue locations with the characteristics described above, we recognize that its acquisition strategy may lead U-Swirl to purchase competitors with diverse layouts.

The trade dress of the Aspen Leaf Yogurt, CherryBerry, Yogli Mogli, Josie’s Frozen Yogurt, Fuzzy Peach and Yogurtini locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (62%-64%-68%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (15%-17%-15%) and (iii) the collection of initial franchise fees and royalties from franchisees (23%-19%-17%). Approximately 97% of our revenues are derived from domestic sources, with 3% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the fiscal years (“FY”) 2015, 2014 and 2013, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $33.6 billion of retail sales in 2013 with chocolate generating sales of approximately $20.6 billion and sales per capita of $106.19, an increase of 1.8% when compared to 2012. According to the Department of Commerce, per capita consumption of chocolate in 2010 was approximately 14 pounds per year nationally.

According to Ice Cream and Frozen Desserts in the U.S.: Markets and Opportunities in Retail and Foodservice, 6th Edition, published in January 2010 by Packaged Facts (the “Packaged Facts Report”), the frozen dessert industry is a large and growing industry. In 2009, the U.S. market for ice cream and related frozen desserts, including frozen yogurt and frozen novelties, grew two percent to $25 billion.

Business Strategy

Our objective is to build on our position as a leading international franchisor and manufacturer of high quality chocolate and other confectionery products. We continually seek opportunities to profitably expand our business. To accomplish this objective, we employ a business strategy that includes the following elements:

Product Quality and Variety

We maintain gourmet taste and quality of our chocolate candies by using only the finest chocolate and other wholesome ingredients. We use our own proprietary recipes, primarily developed by our master candy makers. A typical Rocky Mountain Chocolate Factory store offers up to 100 of our chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer numerous varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes.

Store Atmosphere and Ambiance

We seek to establish an enjoyable and inviting atmosphere in each of our stores. Each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed to be both fun and entertaining for customers and to convey an image of freshness and homemade quality. Our design staff has developed easily replicable designs and specifications to ensure that the Rocky Mountain Chocolate Factory concept is consistently implemented at each store.

Site Selection

Careful selection of a site is critical to the success of our stores. We consider many factors in identifying suitable sites, including tenant mix, visibility, attractiveness, accessibility, level of foot traffic and occupancy costs. Final site selection occurs only after our senior management has approved the site. We believe that the experience of our management team in evaluating a potential site is one of our competitive strengths.

Customer Service Commitment

We emphasize excellence in customer service and seek to employ and to sell franchises to motivated and energetic people. We also foster enthusiasm for our customer service philosophy and the Rocky Mountain Chocolate Factory concept through our biennial franchisee convention, regional meetings and other frequent contacts with our franchisees.

Increase Same Store Retail Sales at Existing Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales are as follows:

2011	0.6%
2012	1.1%
2013	0.2%
2014	1.2%
2015	3.1%

We have designed a contemporary and coordinated line of packaged products that we believe capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In FY 2015, same store pounds purchased by franchisees increased 0.3% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe historical decreases in same store pounds purchased were due, in part, to a product mix shift from factory-made products to products made in the store such as caramel apples.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling (APS) system for production scheduling, implementation of alternative manufacturing strategies and installation of enhanced Point-of-Sale (POS) systems in all of our Company-owned and the majority of our franchised stores. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations.

Acquisition Opportunities

We plan to evaluate other business and opportunities that would be complementary to our business, including both our candy products and the frozen yogurt business. Beginning in January 2013 with the acquisition of a controlling interest in U-Swirl, we began an initiative to improve profitability through the acquisition of self-serve frozen yogurt franchise systems. We believe that the rapid growth of the self-serve frozen yogurt market has created a highly fragmented franchise environment. We believe we can leverage the strategies we’ve developed over time to improve our profitability and bring the benefits of scale to smaller franchisors. During FY 2013 and FY 2014, we acquired Yogurtini, Josie’s Frozen Yogurt, CherryBerry, Yogli Mogli and Fuzzy Peach frozen yogurt concepts. These acquisitions have resulted in an additional 240 franchise and Company-owned frozen yogurt units in operation.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business. Key elements of our expansion strategy include:

Unit Growth

We continue to pursue unit growth opportunities, despite the difficult financing environment for our concepts, in locations where we have traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand our retail store concepts, such that previously untapped and unfeasible environments generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory or U-Swirl location.

U-Swirl Acquisition Strategy

The growth strategy for self-serve retail frozen yogurt is to maximize U-Swirl’s market share and market penetration through the acquisition of additional self-serve yogurt systems, as well as the acquisition of complementary businesses which may provide economies of scale and vertical integration. Although we believe there are still many geographic opportunities for growth, we feel the self-serve frozen yogurt market has reached a saturation point. In many parts of the country the consolidation of the industry has begun. We believe this consolidation can prove beneficial to us in a number of ways, and we intend to concentrate a significant amount of our efforts towards the acquisition of additional franchisors of self-serve frozen yogurt. In addition to the acquisition of self-serve frozen yogurt franchisors, we see benefits in complementary businesses which provide us with the opportunity for vertical integration. Those opportunities lie in owning specific products which may be sold in our cafés, as well as securing proprietary technology for use by franchisees. We see this as a possibility of adding new revenue streams while expanding into other markets in an efficient and lower risk model.

High Traffic Environments

We currently establish franchised stores in the following environments: outlet centers, tourist environments, regional centers, street fronts, airports, other entertainment-oriented environments and strip centers. We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments.

Name Recognition and New Market Penetration

We believe the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. We believe this growth has further increased our name recognition and demand for our franchises. Distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which we have not previously had a significant presence. We believe that distributing selected Rocky Mountain Chocolate Factory products through specialty markets also increases our name brand recognition and will improve and benefit our entire store system.

We seek to establish a fun and inviting atmosphere in our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. An average of approximately 50% of the revenues of franchised stores are generated by sales of products prepared on the premises. We believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, our design staff provides working drawings and specifications and approves the construction plans for each new store. We also control the signage and building materials that may be used in the stores.

The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of March 31, 2015, our partner’s franchisees operated 70 co-branded locations, our franchisees operated 15 locations and three Company-owned co-branded units were in operation.

We have previously entered into franchise developments and licensing agreements for the expansion of our franchise stores in Canada, the United Arab Emirates, the Kingdom of Saudi Arabia, South Korea and Japan. We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth. As of March 31, 2015, there were 61, 5,3, 4, and 1 international stores operating in the countries of Canada, the United Arab Emirates, the Kingdom of Saudi Arabia, South Korea and Japan, respectively.

Products and Packaging

We produce approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 130 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 premium fudges and other products prepared in the store. On average, approximately 45% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 50% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products such as ice cream, coffee and other sundries, purchased from approved suppliers.

Approximately 24% of our product sales result from the sale of products outside of our system of franchised and licensed locations (specialty markets). The majority of sales outside our system of franchised and licensed locations are the result of a single customer. In the twelve months ended February 28, 2015 this customer represented 68% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

We use only the finest chocolates, nutmeats and other wholesome ingredients in our candies and continually strive to offer new confectionery items in order to maintain the excitement and appeal of our products. We develop special packaging for the Christmas, Valentine's Day and Easter holidays, and customers can have their purchases packaged in decorative boxes and fancy tins throughout the year.

Chocolate candies that we manufacture are sold at prices ranging from $16.95 to $29.95 per pound, with an average price of $21.07 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2015 include:

Regional Centers	22.4%
Outlet Centers	22.4%
Festival/Community Centers	20.4%
Tourist Areas	17.4%
Street Fronts	7.9%
Airports	4.5%
Other	5.0%

Regional Centers

As of February 28, 2015, there were Rocky Mountain Chocolate Factory stores in approximately 45 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Outlet Centers

We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 28, 2015, there were approximately 35 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the River Walk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe significant opportunities exist to expand into additional tourist areas with high levels of foot traffic.

Other Environments

We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Nine franchised Rocky Mountain Chocolate Factory stores exist at airport locations.

Strip/Convenience Centers

Our self-serve frozen yogurt locations are primarily located in strip and convenience center locations. Such centers generally have convenient parking and feature many retail entities without enclosed connecting walkways. Such centers generally offer favorable rents and the ability to operate during hours when other operating environments are closed, such as late night.

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January, 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking). As of March 31, 2015, there were 276 franchised stores in the Rocky Mountain Chocolate Factory system.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory stores and to existing franchisees. We also advertise for new franchisees in national and regional newspapers as suitable potential store locations come to our attention. Franchisees are approved by us on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with our operating philosophy.

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2015, Immaculate Confections operated 61 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2015, Al Muhairy Group operated five stores under this agreement.

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2015, Cold Stone Creamery franchisees operated 70 stores under this agreement.

In April 2012, we entered into a Master Licensing Agreement covering the country of Japan with a strategic licensee based in Hong Kong. Under the terms of the agreement, the Licensee will pay the Company a master license fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. The master license fee is payable upon the execution of the agreement and annually thereafter or until 100 stores have been opened in the Licensed Territory. The agreement requires at least 10 new stores to open each year for 10 years, for a total minimum of 100 stores in the Licensed Territory by the expiration of the initial term of the agreement. The Company will receive royalties on all retail unit sales opened under the agreement and will generate factory sales as the exclusive provider of confectionary products to the licensee. As of March 31, 2015, one unit was operating under this Agreement. The licensee has not developed Japan in accordance with the development schedule and we are evaluating ways to retain licensee operations in Japan.

In March 2013, we entered into Licensing Agreements in the countries of South Korea and the Kingdom of Saudi Arabia. Under the terms of the agreement for South Korea, the licensee agreed to open five Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of South Korea. If the licensee chooses to exercise the option prior to its expiration date, the licensee will acquire the right to itself and/or through third-party franchisees to develop not less than 30 Rocky Mountain Chocolate Factory stores, inclusive of the five stores developed under the terms of the initial License Agreement. As of March 31, 2015, four units were operating under this agreement.

Under the terms of the agreement for the Kingdom of Saudi Arabia, the Licensee agreed to open and begin operating four Rocky Mountain Chocolate Factory stores within 30 months following the execution of the agreement. The licensee has also been granted a 30-month option to convert its initial License Agreement into a Master License Agreement covering the entire country of Saudi Arabia. If the licensee chooses to exercise the option prior to its expiration date, the licensee will acquire the right to itself and/or through third-party franchisees to develop an additional six Rocky Mountain Chocolate Factory stores in the Kingdom of Saudi Arabia. As of March 31, 2015, three units were in operation under the agreement.

In October 2014, we entered into Licensing Agreements in the country of the Philippines. Under the terms of the non-exclusive Licensing Agreement for the Philippines, the Licensee will open four (4) stores within 30 months following the execution of the agreement. The Licensee has also been granted a 30-month option to convert its initial License Agreement into an exclusive Master License Agreement. If the Licensee chooses to exercise the option prior to its expiration date, the Licensee will acquire the right for itself and/or through third-party franchisees to develop not less than 30 Rocky Mountain Chocolate Factory stores in the Philippines, inclusive of the four stores developed under the terms of the initial License Agreement. No units have opened under the agreement.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a comprehensive training program in store operations and management. We have established a training center at our Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include our philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to our operations by working in key factory operational areas and by meeting with members of our senior management.

Our operating objectives include providing knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in our proven techniques.

We provide ongoing support to franchisees through our field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss with the franchisee store operating results and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs.

Quality Standards and Control

The franchise agreement for Rocky Mountain Chocolate Factory franchisees requires compliance with our procedures of operation and food quality specifications and permits audits and inspections by us.

Operating standards for Rocky Mountain Chocolate Factory stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our field consultants audit performance and adherence to our standards. We have the right to terminate any franchise agreement for non-compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or from approved suppliers.

The Franchise Agreement: Terms and Conditions

The domestic offer and sale of our franchise concepts are made pursuant to the respective Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchiser to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their stores. Chocolate and yogurt products not made on the premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment is likely to adversely affect the system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

The agreements prohibit the transfer or assignment of any interest in a franchise without our prior written consent. The agreements also give us a right of first refusal to purchase any interest in a franchise if a proposed transfer would result in a change of control of that franchise. The refusal right, if exercised, would allow us to purchase the interest proposed to be transferred under the same terms and conditions and for the same price as offered by the proposed transferee.

The term of each franchise agreement is ten years, and franchisees have the right to renew for one additional ten-year term.

Franchise Financing

We do not typically provide prospective franchisees with financing for their stores, but we have developed relationships with several sources of franchisee financing to whom we will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required our assistance.

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2015, approximately $541,000 was included in notes receivable as a result of this program. As of March 31, 2015 there were 16 units in operation by graduates of the MWSU entrepreneurial program.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations. The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval. At February 28, 2015, approximately $101,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2015, there were four company-owned Rocky Mountain Chocolate Factory stores and ten company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Managers of company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

Manufacturing Operations

General

We manufacture our chocolate candies at our factory in Durango, Colorado. All products are produced consistent with our philosophy of using only the finest high quality ingredients to achieve our marketing motto of "The Peak of Perfection in Handmade Chocolates®."

We have always believed that we should control the manufacturing of our own chocolate products. By controlling manufacturing, we can better maintain our high product quality standards, offer unique, proprietary products, manage costs, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

Manufacturing Processes

The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and we employ strict quality control procedures at every stage of the manufacturing process. We use a combination of manual and automated processes at our factory. Although we believe that it is currently preferable to perform certain manufacturing processes, such as dipping of some large pieces by hand, automation increases the speed and efficiency of the manufacturing process. We have from time to time automated processes formerly performed by hand where it has become cost-effective for us to do so without compromising product quality or appearance.

We seek to ensure the freshness of products sold in Rocky Mountain Chocolate Factory stores with frequent shipments. Most Rocky Mountain Chocolate Factory stores do not have significant space for the storage of inventory, and we encourage franchisees and store managers to order only the quantities that they can reasonably expect to sell within approximately two to four weeks. For these reasons, we generally do not have a significant backlog of orders.

Ingredients

The principal ingredients used in our products are chocolate, nuts, sugar, corn syrup, cream and butter. The factory receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to assure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between six to eighteen months for these products. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for all essential ingredients and therefore believe that the loss of any supplier would not have a material adverse effect on our business or results of operations. We currently purchase small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores.

Trucking Operations

We operate eight trucks and ship a substantial portion of our products from the factory on our own fleet. Our trucking operations enable us to deliver our products to the stores quickly and cost-effectively. In addition, we back-haul our own ingredients and supplies, as well as products from third parties, on return trips, which helps achieve even greater efficiencies and cost savings.

Marketing

General

We rely primarily on in-store promotion and point-of-purchase materials to promote the sale of our products. The monthly marketing fees collected from franchisees are used by us to develop new packaging and in-store promotion and point-of-purchase materials, and to create and update our local store marketing handbooks.

We focus on local store marketing efforts by providing customizable marketing materials, including advertisements, coupons, flyers and mail order catalogs generated by our in-house Creative Services department. The department works directly with franchisees to implement local store marketing programs.

We have not historically and do not intend to engage in national traditional media advertising in the near future. Consistent with our commitment to community support, we aggressively seek opportunities to participate in local and regional events, sponsorships and charitable causes. This support leverages low cost, high return publicity opportunities for mutual gain partnerships. Through programs such as Fudge for Troops, and collaborations with Toys for Tots, and Sylvan Learning Centers, we have developed relationships that define our principal platforms, and contribute to charitable causes that provide great benefits at a national level.

Internet and Social Media

Beginning in 2010, we initiated a program to leverage the marketing benefits of various social media outlets. These low cost marketing opportunities seek to leverage the positive feedback of our customers to expand brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a powerful tool to build brand recognition, increase repeat exposure and enhance dialogue with consumers about their preferences and needs. To date, 290 stores have location specific websites and 423 stores have location specific Facebook® pages dedicated to help customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

Licensing

We have forged a partnership with IMC Licensing for the purpose of building a consumer products licensing program to leverage the equity of the Rocky Mountain Chocolate Factory brand. These licensed products place our brand and story in front of consumers in environments where they regularly shop but may not be seeing our brand at present. We regularly review a list of product opportunities and selectively pursues those we believe will have the greatest impact. The most recent example is the announcement of our Rocky Mountain Chocolate Factory Chocolatey Almond breakfast cereal manufactured, marketed, and distributed by Kellogg’s Company.

Competition

The retailing of confectionery and frozen dessert products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those our stores offer. Many of these competitors have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees.

We believe that our principal competitive strengths lie in our name recognition and our reputation for the quality, value, variety and taste of our products and the special ambiance of our stores; our knowledge and experience in applying criteria for selection of new store locations; our expertise in merchandising and marketing of chocolate and other candy products; and the control and training infrastructures we have implemented to assure execution of successful practices and techniques at our store locations. In addition, by controlling the manufacturing of our own chocolate products, we can better maintain our high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

Trade Name and Trademarks

The trade name "Rocky Mountain Chocolate Factory®," the phrases, "The Peak of Perfection in Handmade Chocolates®", "America's Chocolatier®”, “The World’s Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are our proprietary rights. We believe that all of the foregoing are of material importance to our business. The registration for the trademark “Rocky Mountain Chocolate Factory” is registered in the United States and Canada. Applications have been filed to register the Rocky Mountain Chocolate Factory trademark and/or obtained in certain foreign countries.

In connection with U-Swirl’s frozen yogurt café operations, the following marks are owned by U-Swirl and have been registered with the U.S. Patent and Trademark Office: “U-Swirl Frozen Yogurt And Design”; “U-Swirl Frozen Yogurt”; “U-Swirl”; “U and Design”; “Worth The Weight”; “Frequent Swirler”; “Yogurtini”; “CherryBerry Self-Serve Yogurt Bar”; “Yogli Mogli”; “Best on the Planet”; “Fuzzy Peach”; and “Serve Yo Self”. The “U-Swirl Frozen Yogurt and Design” (a logo) is also registered in Mexico and U-Swirl has a pending application for registration of “U-Swirl” in Canada.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Employees

At February 28, 2015, we employed approximately 300 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers

The executive officers of the Company and their ages at April 30, 2015 are as follows:

Name	Age	Position
Franklin E. Crail	73	Chairman of the Board, President and Chief Executive Officer
Bryan J. Merryman	54	Chief Operating Officer, Chief Financial Officer, Treasurer and Director
Gregory L. Pope	49	Senior Vice President – Franchise Development and Operations
Edward L. Dudley	51	Senior Vice President - Sales and Marketing
William K. Jobson	59	Chief Information Officer
Jay B. Haws	65	Vice President - Creative Services
Jeremy M. Kinney	38	Vice President - Finance
Donna L. Coupe	49	Vice President – Franchise Support and Training
Tracy D. Wojcik	52	Corporate Secretary

Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. Since our incorporation in November 1982, he has served as our President, Chief Executive Officer, and director. He was elected Chairman of the Board in March 1986. Prior to founding the Company, Mr. Crail was co-founder and president of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry.

Mr. Merryman joined the Company in December 1997 as Vice President - Finance and Chief Financial Officer. Since April 1999, Mr. Merryman has also served as our Chief Operating Officer and as a director, and since January 2000, as our Treasurer. Prior to joining the Company, Mr. Merryman was a principal in Knightsbridge Holdings, Inc. (a leveraged buyout firm) from January 1997 to December 1997. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of aftermarket auto parts from July 1996 to November 1997, and was employed for more than eleven years by Deloitte and Touche LLP, an independent public accounting firm.

Mr. Pope became Sr. Vice President of Franchise Development and Operations in May 2004. Since joining the Company in October 1990, he has served in various positions including store manager, new store opener and franchise field consultant. In March 1996, he became Director of Franchise Development and Support. In June 2001, he became Vice President of Franchise Development, a position he held until he was promoted to his present position.

Mr. Dudley joined the Company in January 1997 to spearhead the Company’s Product Sales Development function as Vice President - Sales and Marketing. He was promoted to Senior Vice President in June 2001. During his 10 year career with Baxter Healthcare Corporation, Mr. Dudley served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997.

Mr. Jobson joined the Company in July 1998 as Director of Information Technology. In June 2001, he was promoted to Chief Information Officer. From July 1995 to July 1998, Mr. Jobson worked for ADAC Laboratories in Durango, Colorado, a leading provider of diagnostic imaging and information systems solutions in the healthcare industry, as Manager of Technical Services and before that, Regional Manager.

Mr. Haws joined the Company in August 1991 as Vice President of Creative Services. Since 1981, Mr. Haws had been closely associated with us both as a franchisee and marketing/graphic design consultant. From 1986 to 1991, he operated two Rocky Mountain Chocolate Factory franchises located in San Francisco, California. From 1983 to 1989, he served as Vice President of Marketing for Image Group, Inc., a marketing communications firm based in Northern California. Concurrently, Mr. Haws was co-owner of two other Rocky Mountain Chocolate Factory franchises located in Sacramento, and Walnut Creek, California. From 1973 to 1983, he was principal of Jay Haws and Associates, an advertising and graphic design agency.

Mr. Kinney became Vice President of Finance in May 2008. Since joining the Company in March 1999, he has served in various operational and financial positions including Director of Retail Operations and Operational Analysis. In May 2007, he became Corporate Controller, a position he held until he was promoted to his present position.

Ms. Coupe became Vice President of Franchise Support and Training in June 2008. From 1992 to 1997, she managed franchised stores in Northern California for absentee owners. Since joining the Company in October 1997, she has served in various positions including Field Consultant, Regional Manager and Director of Franchise Support.

Ms. Wojcik joined the Company in April 2011 as our Corporate Secretary. From 2007 until joining the Company, Ms. Wojcik was employed by us on a contractual basis, performing an annual assessment of the Company’s internal controls over financial reporting related to Sarbanes-Oxley compliance. From 2000 to 2006, Ms. Wojcik was employed by Ceridian as an Implementation Consultant for Human Resources software applications. Throughout her career, Ms. Wojcik has held various administrative and technical positions in Human Resources.

Seasonal Factors

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during key holidays and the summer vacation season than at other times of the year, which may cause fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings, the sale of franchises and the timing of purchases by customers outside our network of franchised locations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

Regulation

Each of the Company-owned and franchised stores is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approvals could delay or prevent the opening of new stores. New stores must also comply with landlord and developer criteria.

Many states have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises. We are also subject to the Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises and ongoing disclosure obligations.

Additionally, certain states have enacted and others may enact laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions, may limit our ability to terminate franchises and alter franchise agreements, we do not believe that such laws or decisions will have a material adverse effect on our franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and we are unable to predict the effect on our intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisers.

Federal and state environmental regulations have not had a material impact on our operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new stores.

Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time. Our product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990 and the Food Allergen Labeling and Consumer Protection Act of 2004.

We provide a limited amount of trucking services to third parties, to fill available space on our trucks. Our trucking operations are subject to various federal and state regulations, including regulations of the Federal Highway Administration and other federal and state agencies applicable to motor carriers, safety requirements of the Department of Transportation relating to interstate transportation and federal, state and Canadian provincial regulations governing matters such as vehicle weight and dimensions.

We believe that we are operating in substantial compliance with all applicable laws and regulations.

Financial Information About Segments

See Note 9 “Operating Segments” to our consolidated financial statements included in this Annual Report on Form 10-K in Part II. Item 8. “Financial Statements and Supplementary Data” for financial information relating to our segments.

Available Information

The Internet address of our website is www.rmcf.com. Additional websites specific to our franchise opportunities and our non-wholly owned subsidiary are www.sweetfranchise.com and www.u-swirl.com, respectively.

We make available free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of our websites are not incorporated into, and should not be considered a part of, this Annual Report.

Item 1A. RISK FACTORS

General Economic Conditions Could Have a Material Adverse Effect on our Business, Results of Operations and Liquidity

Consumer purchases of discretionary items, including our products, generally decline during weak economic periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. Since the economic downturn of 2008-2009, these factors have caused consumer spending to deteriorate significantly and may cause levels of spending to remain depressed for the foreseeable future. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of products altogether.

Continued economic weakness could have a material effect on our results of operations, liquidity and capital resources. It could also impact our ability to fund growth and/or result in us becoming more reliant on external financing, the availability and terms of which may be uncertain. In addition, a weak economic environment may exacerbate the risks noted below.

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers

Revenue from one customer of the Company’s manufacturing segment represented approximately $5.2 million or 13% of the Company’s revenues during the year ended February 28, 2015. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Our Growth is Dependent Upon Attracting and Retaining Qualified Franchisees and Their Ability to Operate Their Franchised Stores Successfully

Our continued growth and success is dependent in part upon our ability to attract, retain and contract with qualified franchisees. Our growth is dependent upon the ability of franchisees to operate their stores successfully, promote and develop our store concepts, and maintain our reputation for an enjoyable in-store experience and high quality products. Although we have established criteria to evaluate prospective franchisees and have been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully in their franchise areas in a manner consistent with our concepts and standards.

Our Expansion Plans Are Dependent on the Availability of Suitable Sites for Franchised Stores at Reasonable Occupancy Costs

Our expansion plans are critically dependent on our ability to obtain suitable sites at reasonable occupancy costs for our franchised stores in high foot traffic retail environments. There is no assurance that we will be able to obtain suitable locations for our franchised stores and kiosks in this environment at a cost that will allow such stores to be economically viable.

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced By Third Parties Could Adversely Affect Our Operations

We believe approximately 45% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 50% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Been Negatively Affected by the Economy and Will Continue to Fluctuate on a Regular Basis

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results have fluctuated as follows: (a) from 0.2% to 3.1% for annual results; (b) from (1.9%) to 7.5% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

Increases in Costs of Ingredients and Labor Could Adversely Affect Our Operations

Inflationary factors such as increases in the costs of ingredients, energy and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on our increased costs to our customers.

The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control

Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are subject to volatility. We believe our principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. The supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. We purchase most of our nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts we use are grown. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by us, could have a material adverse effect on us and our results of operations.

We Have a Controlling Ownership Interest in U-Swirl, Which Has a History of Losses and May Continue to Report Losses in the Future

In January 2013, we obtained a controlling ownership interest in U-Swirl (OTCQB: SWRL). This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt). U-Swirl has historically reported net losses and may continue to report losses in future periods.

We And Our Subsidiaries May Be Unable To Successfully Integrate The Operations Of Acquired Businesses And May Not Achieve The Cost Savings And Increased Revenues Anticipated As A Result Of These Acquisitions.

Over the past two years, U-Swirl has acquired a number of other yogurt franchising businesses. Achieving the anticipated benefits of acquisitions will depend in part upon our and our subsidiaries’ ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we and our subsidiaries may be unable to accomplish the integration smoothly or successfully. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of our or our subsidiaries’ businesses and the loss of key personnel from us or the acquired businesses. Our and our subsidiaries’ strategy is, in part, predicated on the ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control.

The Seasonality of Our Sales and New Store Openings Can Have a Significant Impact on Our Financial Results from Quarter to Quarter

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during key holidays and summer vacation season than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We Are Subject to Federal, State and Local Regulation

We are subject to regulation by the Federal Trade Commission and must comply with certain state laws governing the offer, sale and termination of franchises and the refusal to renew franchises. Many state laws also regulate substantive aspects of the franchisor-franchisee relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees and regulating discrimination among franchisees in charges, royalties or fees. Franchise laws continue to develop and change, and changes in such laws could impose additional costs and burdens on franchisors. Our failure to obtain approvals to sell franchises and the adoption of new franchise laws, or changes in existing laws, could have a material adverse effect on us and our results of operations.

Each of our Company-owned and franchised stores is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining required licenses or approvals from such agencies could delay or prevent the opening of a new store. We and our franchisees are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Because a significant number of our employees are paid at rates related to the federal minimum wage, increases in the minimum wage would increase our labor costs. The failure to obtain required licenses or approvals, or an increase in the minimum wage rate, employee benefits costs (including costs associated with mandated health insurance coverage) or other costs associated with employees, could have a material adverse effect on us and our results of operations.

Companies engaged in the manufacturing, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of a failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time, and could have a material adverse effect on us and our results of operations.

The Retailing of Confectionery and Frozen Dessert Products is Highly Competitive and Many of Our Competitors Have Competitive Advantages Over Us.

The retailing of confectionery and frozen dessert products is highly competitive. We and our franchisees compete with numerous businesses that offer similar products. Many of these competitors have greater name recognition and financial, marketing and other resources than we do. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could have a material adverse effect on us and our results of operations and our ability to expand successfully.

Changes in Consumer Tastes and Trends Could Have a Material Adverse Effect on Our Operations

The sale of our products is affected by changes in consumer tastes and eating habits, including views regarding consumption of chocolate. Numerous other factors that we cannot control, such as economic conditions, demographic trends, traffic patterns and weather conditions, influence the sale of our products. Changes in any of these factors could have a material adverse effect on us and our results of operations.

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2015 and February 28, 2014 was $67,400 and $74,000, respectively.

Our Expansion Into New Markets May Present Increased Risks Due To Our Unfamiliarity With Those Areas And Our Target Customers’ Unfamiliarity With The Our Brands.

Consumers in any new markets we enter will not be familiar with our brands, and we will need to build brand awareness in those markets through significant investments in advertising and promotional activity.  We may find it more difficult in our markets to secure desirable locations and to hire, motivate and keep qualified employees.

We May Not Be Able To Successfully Execute A Franchising And Area Developer Strategy Or Attract Independent Franchise Developers.

To achieve our expansion goals within our desired timeframe, we have adopted a franchising and area developer model into our business strategy.  We plan to open company-owned frozen yogurt locations and to solicit area developers for our U-Swirl concept.  We may not be successful in attracting franchisees and developers to the U-Swirl concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our U-Swirl locations or to develop or operate successfully our frozen yogurt locations in a manner consistent with our standards.    Further, incorporating a franchising and area developer model into our strategy has required us to devote significant management and financial resources to prepare for and support the eventual sale of franchises.  If we are not successful in incorporating a franchising or area developer model into our strategy, or we are unsuccessful in attracting independent franchise developers, we may experience delays in our growth, or may not be able to expand and grow our business.

Anti-takeover provisions in our certificate of incorporation and bylaws may delay or prevent a third party acquisition of the Company, which could decrease the value of our common stock.

As described above, effective March 1, 2015, we reorganized to create a holding company structure and the new holding company is organized in the State of Delaware. Our new certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire it without the consent of its Board of Directors. These provisions will:

●	limit the business at special meetings to the purpose stated in the notice of the meeting;

●

authorize the issuance of “blank check” preferred stock, which is preferred stock with voting or other rights or preferences that could impede a takeover attempt and that the Board of Directors can create and issue without prior stockholder approval;

●	establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting;

●

require the affirmative vote of the “disinterested” holders of a majority of our common stock to approve certain business combinations involving an “interested stockholder” or its affiliates, unless either minimum price criteria and procedural requirements are met, or the transaction is approved by a majority of our “continuing directors” (known as “fair price provisions”).

Although we believe all of these provisions will make a higher third-party bid more likely by requiring potential acquirers to negotiate with the Board of Directors, these provisions will apply even if an initial offer may be considered beneficial by some stockholders and therefore could delay and/or prevent a deemed beneficial offer from being considered. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions, which may prevent a change of control or changes in our management that a stockholder might consider favorable. In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of us. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2015, our factory produced approximately 2.67 million pounds of chocolate candies, which was a decrease of 1% from the approximately 2.70 million pounds produced in FY 2014. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303. U-Swirl also has an office located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of five years expiring in July 2018. The rent is approximately $2,800 per month. As of May 1, 2015 we have a signed sublease agreement for this location.

As of February 28, 2015, all four Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from December 2015 to September 2021, some of which contain optional five-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 400 to 3,000 square feet. The leases are generally for five-year terms with options to extend. We currently have 13 leases in place, which range between $1,000 and $7,500 per month, exclusive of common area maintenance charges and taxes.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2015, we were the primary lessee at 10 of our 433 franchised stores. The subleases for such stores are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this Annual Report.

We entered into lease agreements during the development stage of Aspen Leaf Yogurt for eight Company-owned locations. In January 2013, we sold all of our Company-owned locations. Six of these locations were transferred to U-Swirl and two locations were sold to franchise operators. In order to secure locations for the development of ALY, the Company guaranteed certain leases and remains the primary lessee. As of February 28, 2015, we act as lessee on two former ALY Company-owned locations, these leases have varying expiration dates from January 2016 to December 2016.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the trading symbol “RMCF.”

The table below sets forth high and low sales price information and dividends declared for our common stock for each quarter of fiscal years 2015 and 2014.

Fiscal Year Ended February 28, 2015

	HIGH	LOW	Dividends declared
Fourth Quarter	$15.60	$12.26	$0.1200
Third Quarter	$13.30	$11.89	$0.1100
Second Quarter	$13.49	$11.33	$0.1100
First Quarter	$12.21	$11.40	$0.1100

Fiscal Year Ended February 28, 2014

	HIGH	LOW	Dividends declared
Fourth Quarter	$13.45	$11.31	$0.1100
Third Quarter	$13.67	$11.36	$0.1100
Second Quarter	$13.98	$11.90	$0.1100
First Quarter	$13.45	$11.09	$0.1100

Holders

On May 7, 2015, there were approximately 327 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 13, 2015 to shareholders of record on February 27, 2015. The dividends paid by the Company for the past two fiscal years is outlined in the table above. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long term interest of shareholders. We are subject to various financial covenants related to our line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

Repurchases

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan. Between July 15, 2014 and July 31, 2014, the Company repurchased 55,000 shares under the plan at an average price of $12.58 per share. Between September 26, 2014 and November 28, 2014, the Company repurchased 99,511 shares under the plan at an average price of $12.19 per share. Between December 1, 2014 and February 9, 2015, the Company repurchased 91,595 shares under the plan at an average price of $13.35 per share. As of February 28, 2015, approximately $1,930,000 remains available under the plan for further stock repurchases.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December 2014	11,768	$13.01	11,768	$942,107
January 2015	76,527	$13.38	76,527	$1,976,357
February 2015	3,300	$13.97	3,300	$1,930,269
Total	91,595	$13.35	91,595	$1,930,269

(1)  On July 15, 2014,the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan. The Company plans to continue the repurchase plan until it has been completed. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs and other factors. The repurchase authorization does not have an expiration date and does not oblige us to acquire any particular amount of our common stock. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2011 through 2015, are derived from the financial statements of the Company, which have been audited by EKS&H LLLP, an independent registered public accounting firm. The selected financial data should be read in conjunction with the financial statements and related Notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

All material inter-Company balances have been eliminated upon consolidation.

(Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data
	2015	2014	2013	2012	2011
Total revenues	$41,508	$39,185	$36,315	$34,627	$31,128
Operating income	5,965	5,236	2,540	5,853	5,950
Net income	$3,938	$4,392	$1,478	$3,876	$3,911

Basic Earnings per Common Share	$0.64	$0.72	$0.24	$0.63	$0.65

Diluted Earnings per Common Share	$0.61	$0.68	$0.24	$0.62	$0.62

Weighted average common shares outstanding	6,144	6,100	6,079	6,111	6,051
Weighted average common shares outstanding, assuming dilution	6,413	6,437	6,219	6,295	6,290
Selected Balance Sheet Data
Working capital*	$9,371	$8,884	$8,981	$10,573	$9,831
Total assets*	34,138	35,153	23,834	24,163	21,439
Long-term debt	5,083	6,292	-	-	-
Stockholders’ equity*	19,738	19,852	17,389	18,736	16,654

Cash Dividend Declared per Common Share	$0.450	$0.440	$0.440	$0.400	$0.400

* February 28, 2014 balances have been revised as discussed in Note 18 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and our subsidiaries (including our operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenue and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2015, there were 4 Company-owned, 88 licensee-owned and 276 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Kingdom of Saudi Arabia and the United Arab Emirates. As of March 31, 2015, U-Swirl operated 10 Company-owned stores and 237 franchised stores located in 37 states, Canada, Turkey, the United Arab Emirates and Pakistan. In FY 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry”, “Yogli Mogli” and “Fuzzy Peach”, and U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” and “Aspen Leaf Yogurt”.

Effective March 1, 2015, we reorganized to create a holding company structure. Our operating subsidiary with the same name , Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (“Newco”), and all of the outstanding shares of common stock of RMCF was exchanged on a one-for-one basis for shares of common stock of Newco. Our new holding company began trading on March 2, 2015 on the NASDAQ Global Market under the symbol “RMCF”, which was the same symbol used by RMCF prior to the holding company reorganization.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which is now being supported by U-Swirl. As of February 28, 2015, we held a 39% interest in U-Swirl. Additionally, we have the right to acquire approximately 26,271,000 shares of common stock of U-Swirl through the conversion of convertible debt owed by U-Swirl to our company. If the Company exercised this conversion right, we believe we would hold approximately 72% of U-Swirl’s common stock.

Current Trends and Outlook

Our business was significantly affected by the global recession during 2008-2009. We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved from FY 2012 to FY 2015, though we do not believe that the challenges have fully reversed. As a result, we intend to continue to focus on managing the business in a seasoned, disciplined and controlled manner.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession. Limited financing alternatives for domestic franchise growth have led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2015 and we expect to continue into the foreseeable future.

Going forward in FY 2016, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

We are subject to seasonal fluctuations in sales because of key holidays and the location of our franchisees, which have traditionally been located in resort or tourist locations, and the nature of the products we sell, which are highly seasonal. As we expanded our geographical diversity to include regional centers and our franchise offerings to include frozen desserts, we have seen some moderation to our seasonal sales mix. Seasonal fluctuation in sales causes fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during key holidays and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same store sales and increased same store pounds purchased from the factory. Historically, unit growth has more than offset decreases in same store sales and same store pounds purchased.

Our ability to successfully achieve expansion of our franchise systems depends on many factors not within our control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2015, same store pounds purchased from the factory by franchised and co-branded licensed stores declined approximately 4.5% in the first quarter, declined approximately 3.3% in the second quarter, increased approximately 0.5% in the third quarter, increased approximately 3.7% in the fourth quarter, and was unchanged overall in FY 2015 as compared to the same periods in FY 2014.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery. The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We have additionally agreed to develop co-branded locations through U-Swirl and their associated brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2015, Cold Stone licensees operated 68 co-branded locations, our U-Swirl franchisees operated 15 co-branded locations and we have co-branded 3 of our Company-owned cafés.

In April 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. Under the terms of the agreement, the licensee will pay the Company a Master License Fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. Since 2012, we have continued to develop internationally through the execution of license agreements in the countries of South Korea, the Kingdom of Saudi Arabia and the Republic of the Philippines. Through our U-Swirl subsidiary we have additional international development agreements covering the countries of Turkey, Pakistan, Canada and the United Arab Emirates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. We base our estimates on analyses, of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.

Accounts and Notes Receivable - In the normal course of business, we extend credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. We believe that we have a limited concentration of credit risk primarily because our receivables are secured by the assets of the franchisees to which we ordinarily extend credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which we perform our analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.

We recorded an average expense of approximately $253,500 per year for potential uncollectible accounts over the three-year period ended February 28, 2015. Write-offs of uncollectible accounts net of recoveries averaged approximately $218,600 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 8.8% to 12.1% of gross receivables.

Revenue Recognition - We recognize revenue on sales of products to franchisees and other customers at the time of delivery. Franchise fee revenue is recognized upon the opening of the store. International license fees are recognized upon the execution of the license agreement and payment of the license fee. We recognize a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory and U-Swirl franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of fiscal year 2004, we modified our royalty structure. Under the current structure, we recognize no royalty on Rocky Mountain Chocolate Factory franchised stores’ retail sales of products purchased from us and recognize a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 we recognize a royalty fee of five percent (5%) of franchised stores’ gross retail sales. Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to company-owned locations are offset against operating costs.

Inventories - Our inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2015, the Company recorded expense averaging $54,300 per year for potential inventory losses, or approximately 0.3% of total cost of sales for that period.

Consolidation – The consolidated financial statements in this Annual Report include the accounts of the Company and its subsidiaries. On January 14, 2013 we acquired a controlling interest in U-Swirl. Prior to January 14, 2013, our consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013 and continuing through February 28, 2015, the results of operations, assets and liabilities of U-Swirl have been included in our consolidated financial statements. All material inter-Company balances have been eliminated upon consolidation.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. Our test conducted in FY 2015 showed no impairment of our goodwill.

Franchise Rights – Franchise rights consists of the purchase price paid in consideration of certain rights associated with franchise agreements. These franchise agreements provide for future payments to the franchisor of royalty and marketing fees. We consider franchise rights to have a 20 year life.

Other accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with its evaluation of the recoverability of deferred tax assets, as well as those used in the determination of liabilities related to litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Business Combinations – The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the acquisition is allocated to the underlying tangible and intangible assets acquired based on their respective fair values. Fair values are derived from various observable and unobservable inputs and assumptions. The Company utilizes third-party valuation specialists to assist in the allocation. Initial purchase price allocations are preliminary and are subject to revision within the measurement period, not to exceed one year from the date of acquisition. The costs of the business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Moreover, unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Results of Operations

Fiscal 2015 Compared To Fiscal 2014

Results Summary

Basic earnings per share declined 11.1% from $0.72 in FY 2014 to $0.64 in FY 2015. Revenues increased 5.9% from $39.2 million for FY 2014 to $41.5 million for FY 2015. Operating income increased 13.9% from $5.2 million in FY 2014 to $6.0 million in FY 2015. Net income decreased 10.3% from $4.4 million in FY 2014 to $3.9 million in FY 2015. The increase in operating income for FY 2015 compared to FY 2014 is due primarily to an increase in revenues, partially offset by increases in operating expenses.

Revenues	For the Year Ended
	February 28,		$	%
($’s in thousands)	2015	2014	Change	Change
Factory sales	$25,894.6	$25,218.9	$675.7	2.7%
Retail sales	6,206.0	6,443.4	(237.4)	(3.7% )
Royalty and marketing fees	8,821.0	7,070.5	1,750.5	24.8%
Franchise fees	586.8	452.0	134.8	29.8%
Total	$41,508.4	$39,184.8	$2,323.6	5.9%

Factory Sales

The increase in factory sales for FY 2015 compared to FY 2014 was primarily due to a 16.0% increase in shipments of product to customers outside our network of franchised retail stores. The increases were partially offset by a 6.3% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation. Same-store pounds purchased by franchise and co-branded license locations was unchanged in FY 2015 compared with FY 2014.

Retail Sales

The decrease in retail sales was primarily due to increased performance of Company-owned locations acquired or commencing operation during the prior fiscal year, offset by the closure or sale of certain under-performing locations. Additionally, same store sales at all Company-owned stores and cafés increased 0.2% during FY 2015, compared with FY 2014.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees during FY 2015, compared with FY 2014, resulted from a 43.8% increase in domestic franchise stores in operation during FY 2015 compared to FY 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions. This increase was partially offset by a 6.3% decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 223 during FY 2014 to 209 during FY 2015. This decrease is the result of domestic store closures exceeding domestic store openings. Franchise fee revenues increased primarily as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in the Republic of the Philippines and the license agreement for the development and franchising of CherryBerry cafés in the Canadian province of British Columbia. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 3.1% during FY 2015, compared with FY 2014.

U-Swirl Café Sales, Royalties, Marketing Fees and Franchise Fees

During FY 2015, U-Swirl revenue increased 40.2% to $7,753,000 compared with $5,528,600 of U-Swirl revenue consolidated within our results for FY 2014. The increase resulted from a 173% increase in average domestic U-Swirl franchise cafés in operation during FY 2015 compared to FY 2014, primarily as a result of U-Swirl’s acquisition of CherryBerry, Yogli Mogli and Fuzzy Peach franchise systems in January 2014 and February 2014 and the associated increase in franchise revenues due to such acquisitions.

Costs and Expenses	For the Year Ended
	February 28,		$	%
($’s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$18,038.5	$17,303.1	$735.4	4.3%
Cost of sales – retail	2,177.3	2,310.3	(133.0)	(5.8%)
Franchise costs	2,264.1	2,062.5	201.6	9.8%
Sales and marketing	2,474.0	2,153.8	320.2	14.9%
General and administrative	4,831.9	5,003.3	(171.4)	(3.4%)
Retail operating	3,509.6	3,303.5	206.1	6.2%
Total	$33,295.4	$32,136.5	$1,158.9	3.6%

Adjusted Gross Margin	For the Year Ended
	February 28,		$		%
($’s in thousands)	2015	2014	Change		Change

Factory adjusted gross margin	$7,856.1	$7,915.8	$	(59.7)	(0.8%	)
Retail	4,028.7	4,133.1		(104.4)	(2.5%	)
Total	$11,884.8	$12,048.9	$	(164.1)	(1.4%	)

Adjusted Gross Margin	For the Year Ended
	February 28,		$		%
	2015	2014	Change		Change
(Percent)
Factory adjusted gross margin	30.3%	31.4%	(1.1%	)	(3.5%	)
Retail	64.9%	64.1%	0.8%		1.2%
Total	37.0%	38.1%	(1.1%	)	(2.9%	)

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP"). We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as an analytical tool because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	For the Year Ended
	February 28,
($’s in thousands)	2015	2014
Factory adjusted gross margin	$7,856.1	$7,915.8
Less: Depreciation and Amortization	393.8	292.9
Factory GAAP gross margin	$7,462.3	$7,622.9

Cost of Sales and Gross Margin

Factory adjusted gross margin decreased 110 basis points during FY 2015 compared to FY 2014 due to an increase in the average selling price of products to domestic franchise units being more than offset by increases in the costs of certain materials. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and associated higher margins.

Franchise Costs

The increase in franchise costs for FY 2015 compared to FY 2014 is due primarily to an increase in franchise costs associated with supporting the additional U-Swirl franchise units acquired through business acquisitions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 24.1% during FY 2015 from 27.4% during FY 2014. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 25.1% increase in royalty, marketing and franchise fee revenue as a result of an increase in system-wide franchise stores during FY 2015 compared to FY 2014.

Sales and Marketing

The increase in sales and marketing expense during FY 2015 compared to FY 2014 is primarily due to an increase in marketing costs associated with the increased U-Swirl franchise locations compared to the prior year.

General and Administrative

The decrease in general and administrative costs during FY 2015 compared with FY 2014 is due primarily to lower professional fees incurred during FY 2015, compared with FY 2014, partially offset by increased general and administrative costs associated with U-Swirl. During FY 2015, approximately $1,651,000 of U-Swirl general and administrative costs were consolidated within our results, compared with approximately $1,453,000 during FY 2014. As a percentage of total revenues, general and administrative expenses decreased to 11.6% in FY 2015 compared to 12.8% in FY 2014.

Retail Operating Expenses

The increase in retail operating expense was due primarily to changes in units in operation, resulting from the acquisition of six Company-owned locations in the prior year. This increase was offset by the closure of five underperforming locations in the prior year and the sale of three Company-owned locations in the current year. The average number of Company-owned stores in operation decreased from 19 during FY 2014 to 16 units during FY 2015. Retail operating expenses, as a percentage of retail sales, increased from 51.3% during FY 2014 to 56.6% in FY 2015. This increase is primarily the result of a change in units in operation.

Depreciation and Amortization

Depreciation and amortization of $1,440,000 in FY 2015 increased 40.3% from the $1,027,000 incurred in FY 2014 due to an increase in amortization related to increased franchise rights, trademark and intangible assets resulting from business acquisitions during FY 2014.

Other Income

Net interest expense was $184,500 in FY 2015 compared to net interest income of $35,300 realized in FY 2014. This change was the result of an increase in outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions of U-Swirl.

Income Tax Expense

Our effective income tax rate in FY 2015 was 35.3% which is a decrease of 5.4% compared to an effective rate of 40.7% during FY 2014. As described further in Note 6 to the consolidated financial statements, the decrease in the effective tax rate is primarily due to the tax consequences of acquiring a controlling interest in U-Swirl.

Investment Gain

There was no amount recognized as investment gain in FY 2015 compared with an investment gain of $18,380 recognized during FY 2014. The gain recognized in FY 2014 was a result of us transferring 300,000 shares of U-Swirl common stock for services provided in conjunction with business acquisitions during FY 2014. The gain represents the excess of the fair value of services, compared to our basis in the shares transferred.

Fiscal 2014 Compared To Fiscal 2013

Results Summary

Basic earnings per share increased 200.0% from $0.24 in FY 2013 to $0.72 in FY 2014. Revenues increased 7.9% from $36.3 million for FY 2013 to $39.2 million for FY 2014. Operating income increased 106.1% from $2.5 million in FY 2013 to $5.2 million in FY 2014. Net income increased 197.2% from $1.5 million in FY 2013 to $4.4 million in FY 2014. The increase in operating income and net income for FY 2014 compared to FY 2013 is due primarily to an impairment loss for ALY operations being recognized during FY 2013 in the amount of $2.01 million for long-lived assets related to eight underperforming Company-owned stores.

Revenues	For the Year Ended
	February 28,		$	%
($’s in thousands)	2014	2013	Change	Change
Factory sales	$25,218.9	$24,651.5	$567.4	2.3%
Retail sales	6,443.4	5,492.6	950.8	17.3%
Royalty and marketing fees	7,070.5	5,876.9	1,193.6	20.3%
Franchise fees	452.0	294.2	157.8	53.6%
Total	$39,184.8	$36,315.2	$2,869.6	7.9%

Factory Sales

The increase in factory sales for FY 2014 compared to FY 2013 was primarily due to an increase in sales to international licensed stores and an 8.9% increase in shipments of product to customers outside our network of franchised retail stores. These increases were partially offset by a 0.1% decrease in same-store pounds purchased by franchise locations FY 2014 compared with FY 2013. The increases were also partially offset by a 5.5% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The increase in retail sales was primarily due to changes in units in operation, resulting from the acquisition of a controlling ownership in U-Swirl and the acquisition of CherryBerry and Yogli Mogli business assets, which included the acquisition of five additional Company owned cafés. Additionally, same store sales at Company-owned stores and cafés decreased 0.7% during FY 2014, compared with FY 2013.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees during FY 2014, compared with FY 2013, resulted from a 28.9% increase in domestic franchise stores in operation during FY 2014 compared to FY 2013, primarily as a result of our acquisition of a controlling ownership position in U-Swirl and accordingly, the U-Swirl franchise system. This increase was partially offset by a 5.5% decrease in the number of domestic Rocky Mountain Chocolate Factory franchises in operation. The average number of domestic Rocky Mountain Chocolate Factory franchise stores in operation decreased from 236 during FY 2013 to 223 during FY 2014. This decrease is the result of domestic store closures exceeding domestic store openings. Franchise fee revenues increased primarily as a result of the license fees associated with the license agreements for the development and franchising of Rocky Mountain Chocolate Factory stores in South Korea and the Kingdom of Saudi Arabia. Same store sales at domestic Rocky Mountain Chocolate Factory locations increased 1.2% during FY 2014, compared with FY 2013.

U-Swirl Café Sales, Royalties, Marketing Fees and Franchise Fees

During FY 2014, U-Swirl revenue totaled $5,528,600 compared with $506,000 of U-Swirl revenue consolidated within our results for FY 2013. We began consolidation of U-Swirl results when we acquired a controlling ownership interest in January 2013.

Costs and Expenses	For the Year Ended
	February 28,		$	%
($’s in thousands)	2014	2013	Change	Change

Cost of sales – factory adjusted	$17,303.1	$16,803.9	$499.2	3.0%
Cost of sales – retail	2,310.3	2,151.2	159.1	7.4%
Franchise costs	2,062.5	2,080.1	(17.6)	(0.8% )
Sales and marketing	2,153.8	1,939.0	214.8	11.1%
General and administrative	5,003.3	3,846.9	1,156.4	30.1%
Retail operating	3,303.5	3,371.7	(68.2)	(2.0% )
Total	$32,136.5	$30,192.8	$1,943.7	6.4%

Adjusted Gross Margin	For the Year Ended
	February 28,		$	%
($’s in thousands)	2014	2013	Change	Change

Factory adjusted gross margin	$7,915.8	$7,847.6	$68.2	0.9%
Retail	4,133.1	3,341.4	791.7	23.7%
Total	$12,048.9	$11,189.0	$859.9	7.7%

Adjusted Gross Margin	For the Year Ended
	February 28,		%	%
	2014	2013	Change	Change
(Percent)
Factory adjusted gross margin	31.4%	31.8%	(0.4% )	(1.3% )
Retail	64.1%	60.8%	3.3%	5.4%
Total	38.1%	37.1%	1.0%	2.7%

Adjusted gross margin, a non-GAAP measure, is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin and other performance measures calculated in conformity with accounting principles generally accepted in the United States ("GAAP"). We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as an analytical tool because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	For the Year Ended
	February 28,
($’s in thousands)	2014	2013
Factory adjusted gross margin	$7,915.8	$7,847.6
Less: Depreciation and Amortization	292.9	286.6
Factory GAAP gross margin	$7,622.9	$7,561.0

Cost of Sales and Gross Margin

Factory adjusted gross margin decreased 40 basis points during FY 2014 compared to FY 2013 due to an increase in the average selling price of products to domestic franchise units being more than offset by increases in the costs of certain materials. The increase in Company-owned store margin is due primarily to an increase in U-Swirl stores in operation and associated higher margins.

Franchise Costs

The decrease in franchise costs for FY 2014 compared to FY 2013 is due primarily to a decrease in franchise development costs associated with Aspen Leaf Yogurt due to the sale of the Aspen Leaf Yogurt concept to U-Swirl in January 2013, partially offset by increased franchise costs from the consolidation of U-Swirl As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 27.4% during FY 2014 from 33.7% during FY 2013. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 21.9% increase in royalty, marketing and franchise fee revenue as a result of an increase in system-wide franchise stores during FY 2014 compared to FY 2013.

Sales and Marketing

The increase in sales and marketing expense during FY 2014 compared to FY 2013 is due primarily to increased marketing-related compensation costs and an increase in marketing costs associated with U-Swirl franchise locations.

General and Administrative

The increase in general and administrative costs during FY 2014 compared with FY 2013 is due primarily to the consolidation of U-Swirl’s general and administrative costs and an increase in compensation related expenses. During FY 2014, approximately $1,453,000 of U-Swirl general and administrative costs were consolidated within our results, compared with approximately $411,000 during FY 2013. As a percentage of total revenues, general and administrative expenses increased to 12.8% in FY 2014 compared to 10.6% in FY 2013.

Retail Operating Expenses

The decrease in retail operating expense was primarily due to a change in the mix of Company-owned stores in operation, resulting from the acquisition of a controlling interest in U-Swirl in January 2013, the acquisition of CherryBerry in January 2014, the acquisition of Yogli Mogli in January 2014, and the associated change in operating expenses during FY 2014 compared with FY 2013. The average number of Company-owned stores in operation increased from 17 during FY 2013 to 19 units during FY 2014. Retail operating expenses, as a percentage of retail sales, decreased from 61.4% during FY 2013 to 51.3% in FY 2014. This decrease is primarily the result of a change in units in operation and the resulting increase in retail sales, resulting from the acquisition of a controlling interest in U-Swirl in January 2013 and the acquisition of CherryBerry and Yogli Mogli in January 2014.

Depreciation and Amortization

Depreciation and amortization of $1,027,000 in FY 2014 increased 9.8% from the $935,000 incurred in FY 2013 due to an increase in amortization related to increased franchise rights, trademark and intangible assets resulting from business acquisitions during FY 2014.

Interest Income

Interest income of approximately $85,000 realized in FY 2014 represents an increase of $41,000 from the $44,000 realized in FY 2013 due to higher balances of notes receivable.

Income Tax Expense

Our effective income tax rate in FY 2014 was 40.7% which is a decrease of 6.9% compared to an effective rate of 47.7% during FY 2013. As described further in Note 6 to the consolidated financial statements, the decrease in the effective tax rate is primarily due to the tax consequences of acquiring a controlling interest in U-Swirl.

Investment Gain

An investment gain of $18,380 was recognized during FY 2014 compared with no amount recognized in FY 2013. This gain was recognized as a result of us transferring 300,000 shares of U-Swirl common stock for services provided in conjunction with business acquisitions during FY 2014. The gain represents the excess of the fair value of services, compared to our basis in the shares transferred.

Liquidity and Capital Resources

As of February 28, 2015, working capital was $9.5 million compared with $9.0 million as of February 28, 2014. Working capital was unchanged due primarily to our operating results less the payment of $2.7 million in cash dividends and the payment of $3.1 million to repurchase common stock.

Cash and cash equivalent balances increased from $5.9 million as of February 28, 2014 to $7.2 million as of February 28, 2015 as a result of cash flows generated by operating activities being greater than cash flows used in financing and investing activities. The Company’s current ratio was 2.1 to 1.0 at both February 28, 2015 and February 28, 2014. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 28, 2015, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2015, the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2015.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions of U-Swirl (unpaid balance as of February 28, 2015, $6.3 million). The note allows the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of February 28, 2015, we were in compliance with all such covenants.

The Company entered into the promissory note used to finance the acquisitions of U-Swirl and entered into a loan and security agreement with U-Swirl. The loan and security agreement between the Company and U-Swirl is subject to various financial and leverage covenants. U-Swirl was not compliant with the covenants at February 28, 2015. The loan covenants required U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the year ended February 28, 2015. At February 28, 2015 U-Swirl had reported $1,284,000 of adjusted EBITDA. In the event of default, we may charge interest on all amounts due under the loan agreement with U-Swirl at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on our security interest. At February 28, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 70% more preferred shares issued when compared to the amount issuable if U-Swirl was compliant with the loan covenants.

The table below presents significant contractual obligations of the Company at February 28, 2015.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Notes payable	6,292	1,209	2,560	2,523	-
Operating leases	3,859	1,141	1,780	882	56
Other long-term obligations	645	374	271	-	-
Total	10,796	2,724	4,611	3,405	56

For FY 2016, the Company anticipates making capital expenditures of approximately $830,000, which will be used to maintain and improve existing factory and administrative infrastructure and update certain Company-owned stores. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2016. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of February 28, 2015, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Seasonality

The Company is subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of the Company’s products have occurred during key holidays and the summer vacation season. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of the Company’s business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in commodity futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes. The Company also does not engage in transactions in foreign currencies or in interest rate swap transactions that could expose the Company to market risk. However, the Company is exposed to some commodity price and interest rate risks.

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2015, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $80,000 favorable or unfavorable price benefit or cost resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2015, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

We have a $7.0 million promissory note with interest at a fixed rate of 3.75% annually. As of February 28, 2015, $6.3 million was outstanding under the note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries (the “Company”) as of February 28, 2015 and February 28, 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting (“Internal Control”). Our audits included consideration of Internal Control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s Internal Control. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries as of February 28, 2015 and February 28, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ EKS&H LLLP

May 27, 2015

Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28,
	2015	2014	2013
Revenues
Sales	$32,100,824	$31,662,273	$30,144,059
Franchise and royalty fees	9,407,552	7,522,534	6,171,142
Total revenues	41,508,376	39,184,807	36,315,201

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $393,776, $292,914 and $286,541, respectively	20,215,833	19,613,411	18,955,136
Franchise costs	2,264,138	2,062,548	2,080,128
Sales & marketing	2,474,027	2,153,766	1,939,006
General and administrative	4,831,903	5,003,337	3,846,940
Retail operating	3,509,584	3,303,436	3,371,702
Depreciation and amortization	1,440,448	1,026,775	935,377
Loss on the sale of assets – Aspen Leaf Yogurt long-lived assets	-	-	2,011,917
Restructuring and acquisition related charges	807,476	786,013	635,168

Total costs and expenses	35,543,409	33,949,286	33,775,374

Operating Income	5,964,967	5,235,521	2,539,827

Other Income (Expense)
Interest expense	(243,188)	(49,333)	-
Interest income	58,662	84,596	43,667
Investment gain	-	18,380	-
Other, net	(184,526)	53,643	43,667

Income Before Income Taxes	5,780,441	5,289,164	2,583,494

Income Tax Expense	2,037,695	2,154,660	1,233,460

Consolidated Net Income	3,742,746	3,134,504	1,350,034

Less: Net loss attributable to non-controlling interest	(195,094)	(1,257,940)	(128,178)

Net Income attributable to RMCF	$3,937,840	$4,392,444	$1,478,212

Basic Earnings per Common Share	$0.64	$0.72	$0.24
Diluted Earnings per Common Share	$0.61	$0.68	$0.24

Weighted Average Common Shares Outstanding	6,144,426	6,100,032	6,078,575

Dilutive Effect of Employee Stock Awards	268,913	336,879	140,426
Weighted Average Common Shares Outstanding, Assuming Dilution	6,413,339	6,436,911	6,219,001

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$7,157,371	$5,859,729
Accounts receivable, less allowance for doubtful accounts of $696,798 and $543,683, respectively*	4,291,470	5,198,223
Notes receivable, current portion, less current portion of the valuation allowance of $3,762 and $33,047, respectively	359,493	357,360
Refundable income taxes	172,945	160,890
Inventories, less reserve for slow moving inventory of $197,658 and $204,068, respectively	4,785,376	4,410,763
Deferred income taxes	572,957	538,871
Other	318,275	316,378
Total current assets	17,657,887	16,842,214

Property and Equipment, Net	6,797,536	8,488,198

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $28,500 and $24,200, respectively	668,302	509,784
Goodwill, net*	2,977,473	3,063,473
Franchise rights*	5,439,460	5,613,248
Intangible assets, net*	440,428	468,183
Other	157,127	167,939
Total other assets	9,682,790	9,822,627

Total Assets	$34,138,213	$35,153,039

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,208,888	$108,023
Accounts payable	1,675,746	1,971,530
Accrued salaries and wages	819,184	776,567
Other accrued expenses	2,910,777	2,627,872
Dividend payable	721,536	675,422
Deferred income	951,241	1,798,781
Total current liabilities	8,287,372	7,958,195

Long-Term Debt, Less Current Maturities	5,083,479	6,291,977
Deferred Income Taxes	1,029,507	1,050,489

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value; 100,000,000 shares authorized; 6,012,799 and 6,140,200 shares issued and outstanding, respectively	180,384	184,206
Additional paid-in capital*	7,163,092	8,921,723
Retained earnings	11,524,708	10,344,794
Non-controlling interest in equity of subsidiary*	869,671	401,655
Total stockholders’ equity	19,737,855	19,852,378

Total liabilities and stockholders’ equity	$34,138,213	$35,153,039

* February 28, 2014 balances have been revised as discussed in Note 18 to the consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28,
	2015	2014	2013
Common Stock
Balance at beginning of year	$184,206	$182,054	$184,872
Repurchase and retirement of common stock	(7,383)	-	(4,899)
Issuance of common stock	120	120	120
Exercise of stock options, vesting of restricted stock units and other	3,441	2,032	1,961
Balance at end of year	180,384	184,206	182,054

Additional Paid-In Capital
Balance at beginning of year	8,921,723	7,559,442	8,712,743
Repurchase and retirement of common stock	(3,120,241)	-	(1,710,453)
Issuance of common stock	47,360	48,280	37,080
Exercise of stock options, vesting of restricted stock units and other	731,400	746,667	461,695
Transfers from non-controlling interest*	382,306	498,502	-
Tax benefit from employee stock transactions	200,544	68,832	58,377
Balance at end of year	7,163,092	8,921,723	7,559,442

Retained Earnings
Balance at beginning of year	10,344,794	8,642,093	9,838,205
Net income attributable to RMCF	3,937,840	4,392,444	1,478,212
Cash dividends declared	(2,757,926)	(2,689,743)	(2,674,324)
Balance at end of year	11,524,708	10,344,794	8,642,093

Non-controlling Interest in Equity of Subsidiary
Balance at beginning of year	401,655	1,005,523	-
Net loss	(195,094)	(1,257,940)	(128,178)
Non-controlling interest in acquired business	-	-	664,612
Contributions *	663,110	654,072	469,089
Balance at end of year	869,671	401,655	1,005,523

Total Stockholders’ Equity	$19,737,855	$19,852,378	$17,389,112

Common Shares
Balance at beginning of year	6,140,200	6,068,470	6,162,389
Repurchase and retirement of common stock	(246,106)	-	(163,300)
Issuance of common stock	4,000	4,000	4,000
Exercise of stock options, vesting of restricted stock units and other	114,705	67,730	65,381
Balance at end of year	6,012,799	6,140,200	6,068,470

* February 28, 2014 balances have been revised as discussed in Note 18 to the consolidated financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	3,742,746	3,134,504	1,350,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,440,448	1,026,775	935,377
Provision for loss on accounts and notes receivable	214,600	216,000	330,000
Provision for inventory loss	58,836	44,127	60,000
Asset impairment and store closure losses	225,640	65,000	172,000
(Gain) loss on sale of assets	(46,857)	21,236	1,994,069
Expense recorded for stock compensation	865,240	660,325	535,809
Deferred income taxes	(55,068)	258,557	(1,144,622)
Changes in operating assets and liabilities:
Accounts receivable	662,625	(1,408,048)	(235,345)
Refundable income taxes	(12,055)	(160,890)	724,911
Inventories	(202,333)	12,793	98,478
Other assets	(16,087)	(63,958)	18,664
Accounts payable	(451,080)	(439,014)	513,119
Accrued liabilities	325,544	915,213	1,065,090
Deferred income	(880,684)	1,381,297	(58,516)
Net cash provided by operating activities	5,871,515	5,663,917	6,359,068

Cash Flows From Investing Activities:
Additions to notes receivable	(179,569)	(784,098)	(285,191)
Proceeds received on notes receivable	488,691	344,010	113,633
Proceeds from sale or distribution of assets	530,175	2,600	888,700
Acquisitions, net of cash acquired and franchise rights	-	-	(1,688)
Intangible assets	-	(5,677,034)	(800,000)
Increase in other assets	(2,395)	(582,752)	(137,616)
Purchase of property and equipment	(626,744)	(2,518,317)	(742,871)
Net cash provided by (used in) investing activities	210,158	(9,215,591)	(965,033)

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	6,400,000	-
Payments on long-term debt	(107,633)	-	-
Repurchase of common stock	(3,127,624)	-	(1,715,352)
Issuance of common stock	69,599	195,130	82,223
Proceeds from issuance of common stock in subsidiary	892,895	107,598	-
Tax benefit of stock option exercise	200,544	68,832	58,377
Dividends paid	(2,711,812)	(2,681,853)	(2,623,031)
Net cash provided by (used in) financing activities	(4,784,031)	4,089,707	(4,197,783)

Net Increase (Decrease) In Cash And Cash Equivalents	1,297,642	538,033	1,196,252

Cash And Cash Equivalents At Beginning Of Year	5,859,729	5,321,696	4,125,444

Cash And Cash Equivalents At End Of Year	$7,157,371	$5,859,729	$5,321,696

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC (“ALY”) and its 39%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”) of which, Rocky Mountain Chocolate Factory, Inc. has financial control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates soft-serve frozen yogurt stores. The Company also sells its candy in selected locations outside of its system of retail stores and license the use of its brand with certain consumer products.

Effective March 1, 2015, the Company was reorganized to create a holding company structure. The operating subsidiary with the same name , Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (“Newco”), and all of the outstanding shares of common stock of RMCF, par value $0.03 per share, was exchanged on a one-for-one basis for shares of common stock, par value $0.001, of Newco. The new holding company began trading on March 2, 2015 on the NASDAQ Global Market under the symbol “RMCF”, which was the same symbol used by RMCF prior to the holding company reorganization.

In January 2013, through the Company’s wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, the Company ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which is now being supported by U-Swirl. As of February 28, 2015, the Company held a 39% interest in U-Swirl. Additionally, the Company has the right to acquire approximately 26,271,000 shares of common stock of U-Swirl through the conversion of convertible debt owed by U-Swirl to the Company. If the Company exercised this conversion right, the Company believes it would hold approximately 72% of U-Swirl’s common stock. The U-Swirl Board of Directors is composed solely of Board members also serving the Rocky Mountain Chocolate Factory, Inc. Board of Directors.

In fiscal year (“FY”) 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry”, “Yogli Mogli” and “Fuzzy Peach” (see Note 18), and U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” and “Aspen Leaf Yogurt”.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 28, 2015:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	4	4
Franchise stores – Domestic stores	3	196	199
Franchise stores – Domestic kiosks	-	5	5
International License Stores	1	72	73
Cold Stone Creamery – co-branded	10	68	78
U-Swirl Stores (Including all associated brands)
Company-owned stores	-	7	7
Company-owned stores – co-branded	-	3	3
Franchise stores – North American stores	*	214	214
Franchise stores – North American – co-branded	*	18	18
International License Stores	1	6	7
Total	15	593	608

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As described above, on January 14, 2013, the Company acquired a controlling interest in U-Swirl. Prior to January 14, 2013, the Company’s consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013, the results of operations, assets and liabilities of U-Swirl have been included in these consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company classifies certain instruments with a maturity of between three and six months to be cash equivalents because these instruments allow for early termination with minimal penalty and are readily convertible to known amounts of cash. As of February 28, 2015 and February 28, 2014, the Company held a Certificate of Deposit with an original maturity date of six-months totaling $108,000 and classified this amount as a cash equivalent. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $6.5 million at February 28, 2015.

Accounts and Notes Receivable

In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2015, the Company has $1,060,057 of notes receivable outstanding and an allowance for doubtful accounts of $32,262 associated with these notes. The notes require monthly payments and bear interest rates ranging from 4.5% to 8%. The notes mature through July, 2019 and approximately $954,000 of notes receivable are secured by the assets financed.

Inventories

Inventories are stated at the lower of cost or market. An inventory reserve is established to reduce the cost of obsolete, damaged and excess inventories to the lower of cost or market based on actual differences. This inventory reserve is determined through analysis of items held in inventory, and, if the recorded value is higher than the market value, the Company records an expense to reduce inventory to its actual market value. The process by which the Company performs its analysis is conducted on an item by item basis and takes into account, among other relevant factors, market value, sales history and future sales potential. Cost is determined using the first-in, first-out method.

Property and Equipment and Other Assets

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful life of the asset, which range from five to thirty-nine years. Leasehold improvements are amortized on the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

The Company reviews its long-lived assets through analysis of estimated fair value, including identifiable intangible assets, whenever events or changes indicate the carrying amount of such assets may not be recoverable. The Company’s policy is to review the recoverability of all assets, at a minimum, on an annual basis.

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical losses, we established a full valuation allowance on our deferred tax assets. The Company's temporary differences are listed in Note 6.

Gift card breakage

The Company and our franchisees sell gift cards that are redeemable for product in our stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included in accounts payable and accrued liabilities in the balance sheets.

There are no expiration dates on our gift cards, and we do not charge any service fees. While our franchisees continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates related to unredeemed gift cards. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote. Gift card breakage will be recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. As the Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates, the Company did not recognize gift card breakage during the year ended February 28, 2015 or 2014. Accrued gift card liability was $2,611,774 and $2,091,074 at February 28, 2015 and 2014, respectively, and is included in accounts payable and accrued liabilities.

Goodwill

Goodwill arose from three transaction types. The first type was the result of the incorporation of the Company after its inception as a partnership. The goodwill recorded was the excess of the purchase price of the Company over the fair value of its assets. The Company has allocated this goodwill equally between its Franchising and Manufacturing operations. The second type was the purchase of various retail stores, either individually or as a group, for which the purchase price was in excess of the fair value of the assets acquired. Finally, goodwill arose from business acquisitions, where the fair value of the consideration given for acquisition exceeded the fair value of the identified assets net of liabilities.

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company performed impairment testing with no impact to its financial results for the years ended February 28, 2015 and 2014. See note 18 for additional discussion of goodwill and intangible assets.

Franchise Rights

Franchise rights arose from the entry into agreements to acquire substantially all of the franchise rights of Yogurtini, CherryBerry, Fuzzy Peach and Yogli Mogli (see Note 18). Franchise rights are amortized over a period of 20 years.

Insurance and Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. While the Company believes that its assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Business Combinations

The Company accounts for business combinations using the acquisition method. Under the acquisition method, the purchase price of the acquisition is allocated to the underlying tangible and intangible assets acquired based on their respective fair values. Fair values are derived from various observable and unobservable inputs and assumptions. The Company utilizes third-party valuation specialists to assist in the allocation. Initial purchase price allocations are preliminary and are subject to revision within the measurement period, not to exceed one year from the date of acquisition. The costs of the business acquisitions are expensed as incurred. These costs may include fees for accounting, legal, professional consulting and valuation specialists.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Moreover, unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Sales

Sales of products to franchisees and other customers are recognized at the time of delivery. Sales of products to franchisees and other customers are made at standard prices, without any bargain sales of equipment or supplies. Sales of products at retail stores are recognized at the time of sale.

Rebates

Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to company-owned locations are offset against operating costs.

Shipping Fees

Shipping fees charged to customers by the Company’s trucking department are reported as sales. Shipping costs incurred by the Company for inventory are reported as cost of sales or inventory.

Franchise and Royalty Fees

Franchise fee revenue is recognized upon opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with Rocky Mountain Chocolate Factory franchise store openings in the third quarter of FY 2004, the Company modified its royalty structure. Under the current structure, the Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 the Company recognizes a royalty fee of five percent (5%) of franchised stores’ gross retail sales. Royalty fees for U-Swirl cafés are based on the rate defined in the acquired contracts for the franchise rights and range from 2.5% to 6% of gross retail sales.

In certain instances we are required to pay a portion of franchise fee revenue, or royalty fees to parties we’ve contracted with to assist in developing and growing a brand. The agreements generally include Development Agents, or commissioned brokers who are paid a portion of the initial franchise fee, a portion of the ongoing royalty fees, or both. When such agreements exist, we report franchise fee and royalty fee revenues net of the amount paid, or due, to the agent/broker.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $5.2 million or 13% of the Company’s revenues during the year ended February 28, 2015. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Stock-Based Compensation

At February 28, 2015, the Company had stock-based compensation plans, which currently consists solely of the Company’s 2007 Equity Incentive plan, for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $865,240, $660,325, and $418,633 related equity-based compensation expense during the years ended February 28, 2015, 2014 and 2013, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28, 2015, 2014 and 2013 was $200,544, $68,832 and $58,377, respectively.

During FY 2015, the Company granted no restricted stock units. During FY 2014, the Company granted 280,900 restricted stock units with a grant date fair value of $3,437,950. There were no stock options granted to employees during FY 2015 or FY 2014. The restricted stock unit grants generally vest 17-20% annually over a period of five to six years. The Company recognized $740,261 of consolidated stock-based compensation expense related to these grants during FY 2015 compared with $572,948 in FY 2014. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2015 was $2,467,019, which is expected to be recognized over the weighted average period of 4 years.

During FY 2015, the Company issued 4,000 fully-vested, unrestricted shares to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock to non-employee directors in FY 2014. In connection with these non-employee director stock issuances, the Company recognized $47,480 and $48,400 of stock-based compensation expense during FY 2015 and FY 2014, respectively.

Earnings per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. During FY 2015, FY 2014 and FY 2013, 12,936, 12,936, and 101,661, respectively, of stock options were excluded from diluted shares as their effect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $244,946, $250,739, and $233,731 for the fiscal years ended February 28, 2015, 2014 and 2013, respectively. Total advertising expense for U-Swirl and its brands amounted to $399,414, $134,192, and $192,088 for the fiscal years ended February 28, 2015, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015. We are currently evaluating the impact that the adoption of ASU 2015-03 may have on our consolidated financial statements or disclosures.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” This guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective for us in the first quarter of our fiscal year ended February 28, 2017. The adoption of this guidance is not expected to impact our financial position, results, operations or cash flows.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

	2015	2014
Ingredients and supplies	$2,755,232	$2,531,413
Finished candy	2,130,133	1,965,199
U-Swirl food and packaging	97,669	118,219
Reserve for slow moving inventory	(197,658)	(204,068)
Total inventories	$4,785,376	$4,410,763

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2015	2014
Land	$513,618	$513,618
Building	4,774,825	4,775,466
Machinery and equipment	10,120,865	9,518,832
Furniture and fixtures	1,224,433	1,324,846
Leasehold improvements	2,056,244	2,489,782
Transportation equipment	427,727	394,508
Capital work in progress	-	967,937
Asset impairment	(290,640)	-
	18,827,072	19,984,989

Less accumulated depreciation	12,029,536	11,496,791
Property and equipment, net	$6,797,536	$8,488,198

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2015, the Company had a $5 million line of credit from Wells Fargo Bank, N.A., collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 75% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at prime (3.25% at February 28, 2015). At February 28, 2015, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Terms of the line require that the line be rested (that is, that there be no outstanding balance) for a period of 30 consecutive days during the term of the loan. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2015, the Company was in compliance with all such covenants. The credit line is subject to renewal in July 2015 and we believe it is likely to be renewed on terms similar to current terms.

Effective January 16, 2014, the Company entered into a business loan agreement with Wells Fargo Bank, N.A. (the “Wells Fargo Loan Agreement”) for a $7.0 million line of credit to be used to loan money to U-Swirl to fund the purchase price of business acquisitions by U-Swirl (the “Wells Fargo Loan”). The Company made its first draw of approximately $6.4 million on the Wells Fargo Loan on January 16, 2014 and the first draw was the amount outstanding at February 28, 2014. Interest on the Wells Fargo Loan is at a fixed rate of 3.75% and the maturity date is January 15, 2020. The Wells Fargo Loan may be prepaid without penalty at any time by the Company. The Wells Fargo Loan is collateralized by substantially all of the Company’s assets, including the loan agreement between RMCF and U-Swirl to finance U-Swirl’s acquisitions. Additionally, the Wells Fargo Loan is subject to various financial ratio and leverage covenants. The Wells Fargo Loan Agreement also contains customary representations and warranties, covenants and acceleration provisions in the event of a default by the Company.

Long-term debt consists of the following at February 28:

	2015	2014
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by substantially all business assets.	$6,292,367	$6,400,000
Less current maturities	1,208,888	108,023
Long-term obligations	$5,083,479	$6,291,977

The following is a schedule by year of maturities of long-term debt for the years ending February 28 or 29:

2016	$1,208,900
2017	1,255,700
2018	1,304,200
2019	1,354,700
2020	1,168,867
Total	$6,292,367

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its retail operations in facilities leased under five to ten-year non-cancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. The majority of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2016	$995,000
2017	753,000
2018	677,000
2019	617,000
2020	293,000
Thereafter	56,000
Total	$3,391,000

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2015, we were the primary lessee at 10 of our 433 franchised stores.

In some instances the Company has leased space for its Company-owned locations that are now occupied by franchisees, or majority owned subsidiaries. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

2016	$479,000
2017	211,000
2018	79,000
Total	$769,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28:

	2015	2014	2013
Minimum rentals	$1,282,363	$1,658,710	$862,866
Less sublease rentals	(468,000)	(686,000)	(157,000)
Contingent rentals	22,200	22,626	20,399
	$836,563	$995,336	$726,265

In FY 2013, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2016	$116,000
2017	121,000
2018	30,000
Total	$267,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2016	$172,100
2017	172,100
2018	123,600
2019	22,200

Total	$490,000

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28:

2015	2014	2013
185,703	199,894	201,081

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. Currently the Company has contracted for approximately $798,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

U-Swirl, as part of the business acquisition of CherryBerry (see Note 18), agreed to issue 4,000,000 shares of U-Swirl common stock as a component of the consideration paid for the business assets. The CherryBerry selling parties entered into a one-year lock-up agreement with respect to the 4,000,000 shares of the Company’s common stock (the “CB Shares”) payable at the closing of the CherryBerry Acquisition. The CB Shares payable gave the selling parties voting rights and rights to dividends as of the acquisition date and were therefore included in the calculation of net loss per common share. The CB Shares were issued to the selling parties in February 2015. Following expiration of the lock-up period, if any of the CherryBerry selling parties desire to sell their CB Shares, they must first offer such shares to the Company and then to RMCF, at a price equal to the average of the market prices at the time of sale. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry selling parties comply with other terms of the agreement, the Company has agreed to pay a shortfall payment.

NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the years ended February 28:

	2015	2014	2013
Current
Federal	$1,846,365	$1,668,259	$2,090,996
State	246,398	227,904	287,026
Total Current	2,092,763	1,896,163	2,378,022

Deferred
Federal	(50,603)	237,538	(1,107,287)
State	(4,465)	20,959	(37,275)
Total Deferred	(55,068)	258,497	(1,144,562)
Total	$2,037,695	$2,154,660	$1,233,460

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28:

	2015	2014	2013
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8%	3.1%	4.8%
Domestic production deduction	(1.6% )	(2.4% )	(3.2% )
Other	0.1%	0.1%	1.5%
Acquisition related expenses	-	-	6.4%
U-Swirl loss carryforward recognized	(3.0% )	-	-
Valuation allowance, U-Swirl Consolidated loss	3.0%	5.9%	4.2%
Effective Rate	35.3%	40.7%	47.7%

The decrease in the effective tax rate for the year ended February 28, 2015, compared to the prior year, is primarily due to the tax consequences of a controlling interest in U-Swirl, and the associated increase in the effective rate for the years ended February 28, 2014 and 2013. In FY 2014 we did not realize a tax benefit from the U-Swirl taxable loss causing our effective rate to increase for the year. During FY 2015 the taxable loss at U-Swirl was lower, resulting in a decrease to our effective rate. The acquisition of our interest in U-Swirl resulted in non-deductible acquisition related expenses of approximately $268,000 for the fiscal year ended February 28, 2013. The Company also recognized a gain of $222,000 during the year ended February 28, 2013 for purposes of income tax reporting, the result of the transfer of ALY franchise rights to U-Swirl. U-Swirl and RMCF will continue to file separate income tax returns for each entity. U-Swirl has a history of net losses and does not expect to realize the tax benefit of those losses. The consolidation of U-Swirl net loss into the results of RMCF did not reduce the taxable income for RMCF in the current or prior years.

The components of deferred income taxes at February 28 are as follows:

Deferred Tax Assets	2015	2014
Allowance for doubtful accounts and notes	$248,067	$219,108
Inventories	73,133	75,505
Accrued compensation	216,469	210,290
Loss provisions and deferred income	129,446	143,877
Self-insurance accrual	21,543	27,240
Amortization, design costs	36,688	54,312
Restructuring charges	148,494	1,850
U-Swirl accumulated net loss	349,010	689,590
Valuation allowance, U-Swirl accumulated net loss	(349,010)	(689,590)
Net deferred tax assets	873,840	732,182

Deferred Tax Liabilities
Depreciation and amortization	(1,234,110)	(1,133,467)
Prepaid expenses	(96,280)	(110,333)
Net deferred tax liability	$(1,330,390)	$(1,243,800)

Current deferred tax assets	$572,957	$538,871
Non-current deferred tax liabilities	(1,029,507)	(1,050,489)
Net deferred tax liability	$(456,550)	$(511,618)

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2010.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2015.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28, 2015 or 2014. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2015 and 2014.

As of February 28, 2015, U-Swirl was not consolidated with us for purposes of filing federal income tax. U-Swirl files a separate federal tax return and has its own federal loss carry forward. As of February 28, 2015, U-Swirl had recorded a full valuation allowance related to the realization of its deferred income tax assets.

In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its controlling ownership interest in January 2013.

We estimate that the potential future tax deductions of U-Swirl accumulated net operating losses, limited by section 382, to be approximately $970,000 with a resulting deferred tax asset of approximately $350,000. We have recorded a valuation allowance for this amount to reflect the likelihood of realization of this deferred tax asset.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.11 per common share on June 14, 2013, September 13, 2013, December 13, 2013 and March 14, 2014 to shareholders of record on June 4, 2013, September 3, 2013, November 29, 2013 and February 28, 2014, respectively. The Company paid a quarterly cash dividend of $0.11 per common share on June 13, 2014, September 12, 2014 and December 12, 2014 to shareholders of record on June 3, 2014, September 2, 2014 and November 28, 2014. The Company paid a quarterly cash dividend of $0.12 per common share on March 13, 2015 to shareholders of record on February 27, 2015.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

Stock Repurchases

On July 15, 2014, the Company announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan. Between July 15, 2014 and July 31, 2014, the Company repurchased 55,000 shares under the plan at an average price of $12.58 per share. Between September 26, 2014 and November 28, 2014, the Company repurchased 99,511 shares under the plan at an average price of $12.19 per share. Between December 1, 2014 and February 9, 2015, the Company repurchased 91,595 shares under the plan at an average price of $13.35 per share. As of February 28, 2015, approximately $1,930,000 remains available under the plan for further stock repurchases.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2014, shareholders approved an amendment of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards. As of February 28, 2015, 500,140 restricted stock units, 12,936 stock options and 28,000 unrestricted shares have been awarded under the 2007 Plan and 315,653 shares of common stock are available for award under the 2007 Plan consisting of 300,000 shares originally authorized, 85,340 previously reserved for issuance under earlier plans, 300,000 shares authorized upon amendment and 171,389 shares forfeited under the 2007 Plan and suspended plans, less shares awarded under the 2007 Plan.

Options granted may not have a term exceeding ten years under the 2007 Plan. Options representing the right to purchase 12,936 shares of the Company’s common stock were outstanding under the 2007 Plan, at February 28, 2015.

Information with respect to stock option awards outstanding under the 2007 Plan at February 28, 2015, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28:
	2015	2014	2013
Outstanding stock options at beginning of year:	155,880	270,945	307,088
Granted	-	-	-
Exercised	(142,944)	(26,340)	(21,191)
Cancelled/forfeited	-	(88,725)	(14,952)
Outstanding stock options as of February 28 or 29:	12,936	155,880	270,945

Weighted average exercise price	$12.94	$8.01	$11.17
Weighted average remaining contractual term (in years)	1.04	0.45	1.94

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 28, 2015, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28:
	2015	2014	2013
Outstanding non-vested restricted stock units at beginning of year:	295,040	57,030	101,980
Granted	-	280,900	-
Vested	(56,199)	(41,390)	(44,190)
Cancelled/forfeited	(1,200)	(1,500)	(760)
Outstanding non-vested restricted stock units as of February 28 or 29:	237,641	295,040	57,030

Weighted average grant date fair value	$12.13	$12.09	$9.22
Weighted average remaining vesting period (in years)	4.08	4.99	1.14

Additional information about stock options outstanding at February 28, 2015 is summarized as follows:

	Options Outstanding
Exercise price	Number exercisable	Weighted average remaining contractual life in years	Weighted average exercise price
$14.695	12,936	1.04	$14.70

NOTE 9 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores, U-Swirl operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

FY 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,976,964	$27,459,828	$2,134,976	$7,501,943	$-	$43,073,711
Intersegment revenues	(342)	(1,564,993)	-	-	-	(1,565,335)
Revenue from external customers	5,976,622	25,894,835	2,134,976	7,501,943	-	41,508,376
Segment profit (loss)	2,783,734	6,993,693	(51,803)	(245,546)	(3,699,637)	5,780,441
Total assets	1,193,407	12,155,004	1,157,674	12,424,801	7,207,327	34,138,213
Capital expenditures	28,806	378,060	41,361	61,053	117,464	626,744
Total depreciation & amortization	41,228	395,864	35,531	813,172	154,653	1,440,448

FY 2014	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$6,045,675	$27,101,515	$2,391,627	$5,528,649	$-	$41,067,466
Intersegment revenues	-	(1,882,659)	-	-	-	(1,882,659)
Revenue from external customers	6,045,675	25,218,856	2,391,627	5,528,649	-	39,184,807
Segment profit (loss)	2,798,934	7,189,181	(192,966)	(806,891)	(3,699,094)	5,289,164
Total assets*	1,223,605	11,966,991	1,278,862	13,245,175	7,438,406	35,153,039
Capital expenditures	49,040	931,102	98,115	1,295,105	144,955	2,518,317
Total depreciation & amortization	37,089	294,986	62,039	487,073	145,588	1,026,775

* February 28, 2014 balances have been revised as discussed in Note 18 to the consolidated financial statements.

FY 2013	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$6,047,039	$26,451,612	$5,395,805	$505,956	$-	$38,400,412
Intersegment revenues	-	(2,085,211)	-	-	-	(2,085,211)
Revenue from external customers	6,047,039	24,366,401	5,395,805	505,956	-	36,315,201
Segment profit (loss)	2,494,868	6,853,360	(2,251,581)	(320,446)	(4,192,707)	2,583,494
Total assets	1,302,094	10,510,745	1,305,006	3,446,319	7,269,781	23,833,945
Capital expenditures	25,985	277,675	290,330	2,719	146,162	742,871
Total depreciation & amortization	39,029	290,076	383,550	70,146	152,577	935,378

During FY 2013, the information reported in our “U-Swirl” segment includes data from January 14, 2013 through February 28, 2013, the period that was consolidated within our financial results.

Revenue from one customer of the Company’s Manufacturing segment represents approximately $5.2 million of the Company’s revenues from external customers during the year ended February 28, 2015.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28:

Cash paid (received) for:	2015	2014	2013
Income taxes paid	$1,896,274	$2,417,238	$1,173,717
Interest	193,022	20,000	-
Accrued Inventory	245,183	246,647	260,441

Non-Cash Financing Activities:
Dividend payable	721,536	675,422	667,532

Non-Cash Investing Activities:
Sale or distribution of assets in exchange for notes receivable	414,353	-	-
Acquired interest in U-Swirl	-	-	800,000
Accrued capital expenditures	$-	$175,000	$-

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28, 2015, 2014 and 2013, the Company’s contribution was approximately $60,000, $60,000, and $50,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2015 and 2014:

Fiscal Quarter

	First	Second	Third	Fourth	Total
2015
Total revenue	$10,322,206	$9,457,448	$10,561,562	$11,167,160	$41,508,376
Gross margin before depreciation	3,017,580	2,806,058	3,056,105	3,005,248	11,884,991
Net income (loss)	711,334	877,356	962,378	1,386,772	3,937,840
Basic earnings (loss) per share	0.12	0.14	0.16	0.23	0.64
Diluted earnings (loss) per share	0.11	0.14	0.15	0.22	0.61

Fiscal Quarter

	First	Second	Third	Fourth	Total
2014
Total revenue	$10,177,862	$8,663,161	$9,279,994	$11,063,790	$39,184,807
Gross margin before depreciation	3,151,525	2,985,223	2,739,681	3,172,433	12,048,862
Net income	1,179,307	1,027,784	699,174	1,486,179	4,392,444
Basic earnings per share	0.19	0.17	0.11	0.24	0.72
Dilute earnings per share	0.19	0.16	0.11	0.23	0.68

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28:

		2015		2014
	Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	$220,778	$208,152	$220,778	$206,652
Packaging licenses	3-5	120,830	120,830	120,830	120,830
Packaging design	10	430,973	430,973	430,973	430,973
Trademark/Non-competition agreements*	5-20	459,340	31,538	459,340	5,283
Franchise Rights*	20	5,850,290	410,830	5,704,034	90,786
Total		7,082,211	1,202,323	6,935,955	854,524
Intangible assets not subject to amortization Franchising segment-
Company stores goodwill		1,122,328	267,020	1,208,328	267,020
Franchising goodwill*		2,202,529	197,682	2,202,529	197,682
Manufacturing segment-Goodwill		295,000	197,682	295,000	197,682
Trademark-indefinite life		20,000	-	20,000	-
Total		3,639,857	662,384	3,725,857	662,384

Total intangible assets		$10,722,068	$1,864,707	$10,661,812	$1,516,908

* February 28, 2014 balances have been revised as discussed in Note 18 to the consolidated financial statements.

Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $361,723, $97,578, and $8,316 during the fiscal years ended February 28, 2015, 2014 and 2013, respectively.

At February 28, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	$369,864
2017	401,872
2018	417,972
2019	424,402
2020	411,245
Thereafter	3,854,533
Total	$5,879,888

NOTE 14 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014, U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 and $786,013 during the years ended February 28, 2015 and 2014, respectively.

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors of U-Swirl. In addition, Messrs. Conte, H. Cartwright and T. Cartwright resigned as officers of U-Swirl. Also on September 4, 2014, the U-Swirl Board of Directors appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company.

In connection with these management changes, U-Swirl announced an operational restructuring designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain long-lived leasehold improvement, property and equipment. The Company recorded restructuring charges of $503,526 during year ended February 28, 2015 associated with this operational restructuring.

As described in Note 1 above, effective March 1, 2015, the Company was reorganized to create a holding company structure pursuant to the Agreement and Plan of Merger, dated as of November 10, 2014, among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and RKB Merger Corp. In connection with the holding company reorganization, the Company recorded restructuring fees of $179,399 during the year ended February 28, 2015.

Restructuring and acquisition charges incurred at February 28, 2015 and 2014 were comprised of the following:

	2015	2014
Professional fees	$284,275	$763,168
Severance/transitional compensation	212,027	-
Leasehold improvements, property and equipment impairment of long-lived assets	243,000	-
Provision for termination of contractual obligations	-	22,845
Acceleration of restricted stock unit vesting	65,049	-
Other	3,125	-

Total	$807,476	$786,013

NOTE 15 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the year ended February 28, 2015, the Company paid $15,300 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

During the year ended February 28, 2015 we entered into stock purchase agreements with each of (i) Franklin Crail, the Company’s Chief Executive Officer, President and Chairman of the Board, (ii) Bryan Merryman, the Company’s Chief Operating Officer, Chief Financial Officer, Treasurer and a director, and (iii) Edward Dudley, the Company’s Senior Vice President - Sales and Marketing, pursuant to which the Company purchased an aggregate of 80,000 shares of the Company’s common stock from Messrs. Crail, Merryman and Dudley (the “Stock Purchase Agreements”) at an average price of $12.32 per share. The price the Company paid for the shares was at a 3% discount to the closing price of the Company’s common stock on the transaction date.

NOTE 16 – SUBSEQUENT EVENTS

On May 21, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $3.0 million of the Company’s outstanding common stock in the open market, or in private transactions, whenever deemed appropriate by management. The Company also announced that its Board of Directors has declared a first quarter FY2016 cash dividend of $0.12 per common share outstanding. The cash dividend will be payable June 12, 2015 to shareholders of record at the close of business June 2, 2015.

NOTE 17 – NET INCOME AND TRANSFERS (TO) FROM NON-CONTROLLING INTEREST

The effect of changes in the Company’s ownership interest in U-Swirl was comprised of the following at February 28, 2015 and 2014:

	2015	2014
Net Income (loss) attributable to RMCF shareholders	(117,140)	(868,543)
Transfers from non-controlling interest
U-Swirl expense recorded for equity based compensation	61,008	62,000
U-Swirl common stock issued, at fair value, for business acquisitions*	-	750,036
U-Swirl, Inc common stock issued upon the exercise of stock options and warrants	357,158	34,189
Change to ownership interest resulting from stock issuances	(35,860)	(347,723)
Net transfers from non-controlling interest	382,306	498,502
Changes from net loss and transfers from non-controlling interest	$265,166	$(370,041)

* February 28, 2014 balances have been revised as discussed in Note 18 to the consolidated financial statements.

NOTE 18– ACQUISITION OF CHERRYBERRY, YOGLI MOGLI AND FUZZY PEACH

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry and its affiliates (the “Cherryberry Purchase Agreement”), which was the franchisor of self-serve frozen yogurt cafés branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt cafés, including all of its franchise rights and one company-owned café. The assets were acquired for approximately $4.25 million in cash and 4 million shares of U-Swirl common stock.

On January 17, 2014, U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli LLC and its affiliates (the “Yogli Mogli Purchase Agreement”), which was the franchisor of self-serve frozen yogurt cafés branded as “Yogli Mogli.” Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt cafés, including all of its franchise rights and four company-owned cafés. The assets were acquired for approximately $2.15 million in cash and $200,000 in shares of U-Swirl common stock. During the year ended February 28, 2015, U-Swirl assumed a net liability of $149,529 for an un-funded gift card liability related to Yogli-Mogli franchise operations. The Company has withheld the issuance of $200,000 in shares of U-Swirl common stock as a result of its realization of this unfunded liability. Management believes that is it unlikely that the common stock issuance contemplated by the Yogli Mogli Purchase Agreement is issued, or that the gift card liability is funded. These facts have caused Management to revise the valuation of the Yogli Mogli purchase as reflected within this note to the consolidated financial statements.

On February 20, 2014, U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. U-Swirl purchased the Fuzzy Peach Franchising, LLC assets for $481,000 in cash paid at the time of closing, plus an earn-out that could increase the purchase price by up to another $349,000 based upon royalty income generated by Fuzzy Peach stores over the next twelve months. During the year ended February 28, 2015, we recorded a liability of $146,257 associated with this earn-out.

A preliminary purchase price allocation was completed at February 28, 2014 and a final measurement period was completed during the quarter ended February 28, 2015 when the fair value of consideration paid and contingent consideration were finalized. The foregoing resulted in a retrospective reallocation of these values reported at February 28, 2014. This reallocation did not result in any changes to operating results for FY 2014 because the adjustment to amortization resulting from the retrospective reallocation was immaterial. The final consideration value was allocated to assets acquired and liabilities assumed and a portion of the total purchase consideration was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. Prior year amounts were revised to reflect these changes as of the date of the acquisition, resulting in reductions to Trademarks, Franchise rights, Non-competition agreements and Goodwill as of February 28, 2014.

The following tables summarize the adjustments that were made to the preliminary purchase price allocation for the Yogli Mogli and CherryBerry acquisitions.

Yogli Mogli	Preliminary	Adjustment	Final
Café Store Assets	$1,003,000	$-	$1,003,000
Trademarks	156,000	(14,000)	142,000
Franchise agreements	1,201,000	(78,000)	1,123,000
Non-Competition agreements	6,000	-	6,000
Goodwill	54,500	29,029	83,529
	$2,420,500	$(62,971)	$2,357,529

CherryBerry	Preliminary	Adjustment	Final
Café store assets	$238,000	$-	$238,000
Café store goodwill	23,000	-	23,000
Trademarks	405,000	(118,000)	287,000
Franchise rights	3,615,000	(798,000)	2,817,000
Non-compete agreements	23,000	(2,000)	21,000
Goodwill	3,006,000	(1,182,000)	1,824,000
	$7,310,000	$(2,100,000)	$5,210,000

The purchase price allocation, including the fair value consideration paid, contingent consideration, the assets acquired and liabilities assumed and allocated a portion of the total purchase consideration to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the total purchase consideration over the aggregate estimated fair values was recorded as goodwill. Goodwill represents the synergies that the Company believes will arise from the acquisition transactions. All of the goodwill generated in this acquisition is deductible for tax purposes. The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Assets acquired – Transaction date	$5,210,000	$2,357,529	$481,497	$8,049,026
Assets acquired – Earn out	-	-	146,257	146,257
Lease liabilities assumed	-	(58,000)	-	(58,000)
Gift card liabilities assumed	-	(149,529)	-	(149,529)

Total purchase price	$5,210,000	$2,150,000	$627,754	$7,987,754

Included in the purchase price allocation is an amount related to the fair value of the U-Swirl common stock issued as consideration for the acquisitions. The fair value of the securities was based on Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 820-10-35-2, Fair Value Measurements and Disclosures as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The assets acquired were made up of the following during the year ended February 28, 2015:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Café store assets	$238,000	$1,003,000	$-	$1,241,000
Café store goodwill	23,000	-	-	23,000
Trademarks	287,000	142,000	-	429,000
Franchise rights	2,817,000	1,123,000	627,754	4,567,754
Non-competition agreements	21,000	6,000	-	27,000
Goodwill	1,824,000	83,529	-	1,907,529

Total assets acquired	$5,210,000	$2,357,529	$627,754	$8,195,283

The consideration for the purchase price was made up the following assets during the year ended February 28, 2015:

	CherryBerry	Yogli Mogli	Fuzzy Peach	Total
Common stock – U-Swirl	$960,000	$-	$-	$960,000
Cash	4,250,000	2,150,000	627,754	7,027,754

Total consideration paid	$5,210,000	$2,150,000	$627,754	$7,987,754

As a part of these acquisitions, the Company recognized $124,551 and $786,475 as acquisition related costs in the line item “Restructuring and acquisition related charges” on the Statements of Income for the years ended February 28, 2015 and February 28, 2014, respectively. The fair value of U-Swirl common stock was $0.24 and was determined by fair value measurement as defined by ASC 820-10-35-2. Fair Value Measurements and Disclosure is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The valuation was performed on a minority, marketable basis. The Company performed this valuation because it did not believe that the quoted market price was indicative of fair value. Primarily the Company believed that the quoted market price did not accurately represent the present value of future cash flows associated with the acquisitions, or the dilutive effect of stock and convertible debt issued to fund these acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures — Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2015, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2015.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2015, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2015.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to the executive officers of the Company is set forth in the section entitled "Executive Officers" in Part I of this Annual Report.

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2015, which consists solely of the Company’s 2007 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	250,577	$14.70	315,653
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	250,577	$14.70	315,653

.

   (1) Represents shares remaining available under the Company’s 2007 Equity Incentive Plan. Shares available for future issuances under the 2007 Equity Incentive Plan may be issued in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units, and other stock- and cash-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed no later than 120 days after February 28, 2015.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this Annual Report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2015
Valuation Allowance for Accounts and Notes Receivable	600,930	214,600	86,470	729,060

Year Ended February 28, 2014
Valuation Allowance for Accounts and Notes Receivable	595,588	216,000	210,658	600,930

Year Ended February 28, 2013
Valuation Allowance for Accounts and Notes Receivable	584,151	330,000	318,563	595,588

3. Exhibits

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.4

Agreement and Plan of Merger, dated November 10, 2014, among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and RKB Merger Corp.

Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-200063) filed on November 10, 2014 (File No. 333-200063)

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015

4.1	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-Kfiled on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Promissory Note, dated August 13, 2014 in the amount of $5,000,000, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2014 (File No. 000-14749)

10.8	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013 (File No. 000-14749)

10.9	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014 (File No. 000-14749)

10.10*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012 (File No. 000-14749)

10.11

Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Aspen Leaf Yogurt, LLC

Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013 (File No. 000-14749)

10.12	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013 (File No. 000-14749)

10.13	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013 (File No. 000-14749)

10.14	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014 (File No. 000-14749)

10.15	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Franklin E. Crail	Exhibit 99.1 to the Current Report on Form 8-K filed on July 21, 2014 (File No. 000-14749)

10.16	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Bryan J. Merryman	Exhibit 99.2 to the Current Report on Form 8-K filed on July 21, 2014 (File No. 000-14749)

10.17	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Edward L. Dudley	Exhibit 99.3 to the Current Report on Form 8-K filed on July 21, 2014 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to
10.18	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Franklin E. Crail	Exhibit 99.1 to the Current Report on Form 8-K filed on October 28, 2014 (File No. 000-14749)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the U.S. Securities and Exchange Commission.

**	Management contract or compensatory plan

#

Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 27, 2015	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 27, 2015	/S/ Franklin E. Crai l
FRANKLIN E. CRAIL Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2015	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: May 27, 2015	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 27, 2015	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 27, 2015	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 27, 2015	/S/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.4

Agreement and Plan of Merger, dated November 10, 2014, among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and RKB Merger Corp.

Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-200063) filed on November 10, 2014 (File No. 333-200063)

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015

4.1	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-Kfiled on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended February 28, 2007 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to
10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Promissory Note, dated August 13, 2014 in the amount of $5,000,000, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2014 (File No. 000-14749)

10.8	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2013 (File No. 000-14749)

10.9	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014 (File No. 000-14749)

10.10*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended May 31, 2012 (File No. 000-14749)

10.11

Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Aspen Leaf Yogurt, LLC

Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed January 14, 2013 (File No. 000-14749)

10.12	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.5 to the Current Report on Form 8-K of the Registrant filed January 14, 2013 (File No. 000-14749)

10.13	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K of the Registrant filed January 14, 2013 (File No. 000-14749)

10.14	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.4 to the Current Report on Form 8-K of the Registrant filed on January 22, 2014 (File No. 000-14749)

10.15	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Franklin E. Crail	Exhibit 99.1 to the Current Report on Form 8-K filed on July 21, 2014 (File No. 000-14749)

10.16	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Bryan J. Merryman	Exhibit 99.2 to the Current Report on Form 8-K filed on July 21, 2014 (File No. 000-14749)

10.17	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Edward L. Dudley	Exhibit 99.3 to the Current Report on Form 8-K filed on July 21, 2014 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to
10.18	Stock Purchase Agreement, dated July 16, 2014, between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Franklin E. Crail	Exhibit 99.1 to the Current Report on Form 8-K filed on October 28, 2014 (File No. 000-14749)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the U.S. Securities and Exchange Commission.

**	Management contract or compensatory plan

#

Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request