Form 10-Q
period 2015-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2015-07-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company	X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No  X

On June 30, 2015, the registrant had outstanding 5,943,351 shares of its common stock, $.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

 FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2015	2014

Revenues
Sales	$7,736,163	$7,851,051
Franchise and royalty fees	2,627,859	2,471,155
Total revenues	10,364,022	10,322,206

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $101,890 and $89,628, respectively	5,163,890	4,833,471
Franchise costs	603,974	545,558
Sales and marketing	635,591	646,067
General and administrative	1,328,880	1,411,433
Retail operating	855,926	1,039,954
Depreciation and amortization	364,850	374,412
Restructuring and acquisition related charges	-	124,551

Total costs and expenses	8,953,111	8,975,446

Income from Operations	1,410,911	1,346,760

Other Income (Expense)
Interest expense	(58,890)	(61,333)
Interest income	13,638	12,509
Other Income (Expense), net	(45,252)	(48,824)

Income Before Income Taxes	1,365,659	1,297,936

Income Tax Provision	432,300	360,664

Consolidated Net Income	$933,359	$937,272
Less: Net income attributable to non-controlling interest	170,400	225,938
Net Income attributable to RMCF	$762,959	$711,334

Basic Earnings per Common Share	$.13	$.12
Diluted Earnings per Common Share	$.12	$.11

Weighted Average Common Shares Outstanding - Basic	5,979,559	6,159,086
Dilutive Effect of Stock Options and Restricted Stock Units	235,431	329,192
Weighted Average Common Shares Outstanding - Diluted	6,214,990	6,488,278

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2015	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,368,298	$7,157,371
Accounts receivable, less allowance for doubtful accounts of $733,028 and $696,798, respectively	3,488,663	4,291,470
Notes receivable, current portion, less current portion of the valuation allowance of $2,262 and $3,762, respectively	312,997	359,493
Refundable income taxes	-	172,945
Inventories, less reserve for obsolete inventory of $210,435 and $197,658, respectively	3,868,711	4,785,376
Deferred income taxes	637,443	572,957
Other	407,148	318,275
Total current assets	17,083,260	17,657,887

Property and Equipment, Net	6,663,152	6,797,536

Other Assets
Notes receivable, less current portion and valuation allowance of $30,000 and $28,500, respectively	625,577	668,302
Goodwill, net	2,977,473	2,977,473
Franchise rights, net	5,362,785	5,439,460
Intangible assets, net	435,151	440,428
Other	144,757	157,127
Total other assets	9,545,743	9,682,790
Total Assets	$33,292,155	$34,138,213

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,218,525	$1,208,888
Accounts payable	1,512,058	1,675,746
Accrued salaries and wages	659,962	819,184
Other accrued expenses	3,339,469	2,910,777
Dividend payable	713,838	721,536
Deferred income	820,681	951,241

Total current liabilities	8,264,533	8,287,372

Long-Term Debt, Less Current Maturities	4,774,903	5,083,479
Deferred Income Taxes	998,809	1,029,507

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value, 100,000,000 shares authorized, 0 and 6,012,799 issued and outstanding, respectively	-	180,384
Common stock, $.001 par value, 46,000,000 shares authorized, 6,024,619 and 0 issued, and 5,948,651 and 0 outstanding, respectively	6,025	-
Additional paid-in capital	7,607,648	7,163,092
Retained earnings	11,573,830	11,524,708
Non-controlling interest in equity of subsidiary	1,100,766	869,671
Treasury stock, 75,968 shares and 0 shares, at cost	(1,034,359)	-
Total stockholders’ equity	19,253,910	19,737,855
Total Liabilities and Stockholders’ Equity	$33,292,155	$34,138,213

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended May 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$933,359	$937,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364,850	374,412
Provision for loss on accounts and notes receivable	36,000	42,600
Provision for obsolete inventory	10,856	11,042
Loss (gain) on sale of property and equipment	64,521	(4,902)
Expense recorded for stock based compensation	321,033	296,772
Deferred income taxes	(95,184)	(70,165)
Changes in operating assets and liabilities:
Accounts receivable	766,824	1,337,281
Inventories	1,111,144	355,877
Other current assets	(91,868)	(59,475)
Accounts payable	(369,023)	129,990
Accrued liabilities	442,415	347,000
Deferred income	(129,681)	(19,633)
Net cash provided by operating activities	3,365,246	3,678,071

Cash Flows From Investing Activities
Addition to notes receivable	-	(165,246)
Proceeds received on notes receivable	89,204	104,961
Purchase of intangible assets	(8,204)	-
Purchases of property and equipment	(192,182)	(119,193)
Other	1,838	12,838
Net cash used in` investing activities	(109,344)	(166,640)

Cash Flows From Financing Activities
Payments on long-term debt	(298,939)	-
Repurchase of common stock	(1,034,359)	-
Tax benefit of stock awards	9,859	182,080
Dividends paid	(721,536)	(675,423)
Issuance of common stock, net	-	(2,300)
Proceeds from issuance of common stock in subsidiary	-	919,456
Net cash provided by (used in) financing activities	(2,044,975)	423,813

Net Increase in Cash and Cash Equivalents	1,210,927	3,935,244

Cash and Cash Equivalents, Beginning of Period	7,157,371	5,859,729

Cash and Cash Equivalents, End of Period	$8,368,298	$9,794,973

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Aspen Leaf Yogurt, LLC (“ALY”), and its 39%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”) of which, Rocky Mountain Chocolate Factory, Inc. has financial and operational control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea and the United Arab Emirates. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates soft-serve frozen yogurt stores. The Company also sells its candy in selected locations outside of its system of retail stores and licenses the use of its brand with certain consumer products.

Effective March 1, 2015, the Company was reorganized to create a holding company structure. The operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (“Newco”), and all of the outstanding shares of common stock of RMCF, par value $0.03 per share, were exchanged on a one-for-one basis for shares of common stock, par value $0.001, of Newco. The new holding company began trading on March 2, 2015 on the NASDAQ Global Market under the symbol “RMCF”, which was the same symbol used by RMCF prior to the holding company reorganization.

In January 2013, through the Company’s wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, RMCF ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which is now being supported by U-Swirl. As of May 31, 2015, the Company held approximately 39% of U-Swirl’s outstanding common stock. Additionally, RMCF has the right to acquire approximately 27,146,000 shares of U-Swirl’s common stock through the conversion of outstanding debt owed by U-Swirl to RMCF. If RMCF exercised this conversion right, RMCF would hold approximately 72% of U-Swirl’s common stock. The Company entered into the promissory note used to finance the acquisitions of U-Swirl and entered into a loan and security agreement with U-Swirl. The loan and security agreement between the Company and U-Swirl is subject to various financial and leverage covenants. U-Swirl was not compliant with the covenants at May 31, 2015. The loan covenants required U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended May 31, 2015. At May 31, 2015 U-Swirl had reported $1,532,000 of adjusted EBITDA. In the event of default, we may charge interest on all amounts due under the loan agreement with U-Swirl at the default rate of 15% per annum, accelerate payment of all amounts due under the Loan Agreement, and foreclose on our security interest. At May 31, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 68% more preferred shares issued when compared to the amount issuable if U-Swirl was compliant with the loan covenants. The U-Swirl Board of Directors is composed solely of Board members also serving the Rocky Mountain Chocolate Factory, Inc. Board of Directors.

Between fiscal year 2014 and 2016, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry”, “Yogli Mogli” and “Fuzzy Peach”, and U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees, royalty and marketing fees from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at May 31, 2015:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	4	4
Franchise stores – Domestic stores	3	193	196
Franchise stores – Domestic kiosks	-	5	5
International License Stores	1	74	75
Cold Stone Creamery – co-branded	7	72	79
U-Swirl Stores (Including all associated brands)
Company-owned stores	-	6	6
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	225	225
Franchise stores – Domestic – co-branded	*	18	18
International License Stores	2	8	10
Total	13	608	621

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

New Accounting Pronouncements

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

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted for years beginning after December 15, 2016. The Company is currently evaluating the new standard.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2015 and 2014, 12,936 and 12,936 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2015 and February 28, 2015:

	May 31, 2015	February 28, 2015
Ingredients and supplies	$2,404,341	$2,755,232
Finished candy	1,583,220	2,130,133
U-Swirl food and packaging	91,585	97,669
Reserve for slow moving inventory	(210,435)	(197,658)
Total inventories	$3,868,711	$4,785,376

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2015 and February 28, 2015 consists of the following:

	May 31, 2015	February 28, 2015
Land	$513,618	$513,618
Building	4,774,825	4,774,825
Machinery and equipment	10,199,845	10,120,865
Furniture and fixtures	1,231,892	1,224,433
Leasehold improvements	1,971,041	2,056,244
Transportation equipment	439,327	427,727
Asset impairment	(290,640)	(290,640)
	18,839,908	18,827,072

Less accumulated depreciation	(12,176,756)	(12,029,536)
Property and equipment, net	$6,663,152	$6,797,536

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 13, 2015 to stockholders of record on February 27, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 12, 2015 to stockholders of record on June 2, 2015.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2015, the Company repurchased 75,968 shares under the repurchase plan at an average price of $13.62 per share. As of May 31, 2015, approximately $2,986,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At May 31, 2015, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $321,033 of stock-based compensation expense during the three months ended May 31, 2015 compared with $296,772 during the three months ended May 31, 2014. Compensation costs related to stock-based compensation are generally amortized over the vesting period. The following table summarizes stock option transactions for common stock during the three months ended May 31, 2015 and 2014:

	Three Months Ended
	May 31,
	2015	2014
Outstanding stock options as of February 28:	12,936	155,880
Granted	-	-
Exercised	-	(133,240)
Cancelled/forfeited	-	-
Outstanding stock options as of May 31:	12,936	22,640

Weighted average exercise price	$14.70	$11.57
Weighted average remaining contractual term (in years)	0.80	1.06

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2015 and 2014:

	Three Months Ended
	May 31,
	2015	2014
Outstanding non-vested restricted stock units as of February 28:	237,641	295,040
Granted	-	-
Vested	(7,820)	(7,820)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of May 31:	229,821	287,220

Weighted average grant date fair value	$12.22	$12.16
Weighted average remaining vesting period (in years)	3.96	4.84

The Company issued 4,000 fully vested, unrestricted shares of stock to non-employee directors during the three months ended May 31, 2015 and 2014. In connection with these non-employee director stock issuances, the Company recognized $61,040 and $47,480 of stock-based compensation expense during the three months ended May 31, 2015 and 2014, respectively.

During the three months ended May 31, 2015, the Company recognized $160,493 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest between 17% and 20% annually over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2015, was $2,306,526, which is expected to be recognized over the weighted average period of 4.0 years.

The Company recognized $99,500 of stock-based compensation expense attributable to U-Swirl during the three months ended May 31, 2015 compared with $82,449 recognized during the three months ended May 31, 2014.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2015	2014
Cash paid (received) for:
Interest, net	$46,797	$47,093
Income taxes	39,745	57,037
Non-Cash Operating Activities
Accrued Inventory	205,335	173,245
Non-Cash Financing Activities
Dividend payable	$713,838	$682,090

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl, Inc. operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended May 31, 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,550,441	$6,622,368	$380,658	$2,109,797	$-	$10,663,264
Intersegment revenues	(1,423)	(297,819)	-	-	-	(299,242)
Revenue from external customers	1,549,018	6,324,549	380,658	2,109,797	-	10,364,022
Segment profit (loss)	756,913	1,399,604	(41,030)	264,416	(1,014,244)	1,365,659
Total assets	1,224,822	10,471,309	1,095,173	12,948,323	7,552,528	33,292,155
Capital expenditures	-	146,071	-	16,198	29,913	192,182
Total depreciation & amortization	10,287	102,516	5,896	203,177	42,974	364,850

Three Months Ended May 31, 2014	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,448,264	$6,190,662	$502,791	$2,501,692	$-	$10,643,409
Intersegment revenues	(613)	(320,590)	-	-	-	(321,203)
Revenue from external customers	1,447,651	5,870,072	502,791	2,501,692	-	10,322,206
Segment profit (loss)	636,183	1,481,664	(67,115)	200,360	(953,156)	1,297,936
Total assets	1,256,360	11,103,741	1,254,183	17,345,621	8,638,891	39,598,796
Capital expenditures	-	61,105	16,088	39,673	2,327	119,193
Total depreciation & amortization	10,049	90,160	9,449	226,100	38,654	374,412

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.0 million of the Company’s revenues from external customers during the three months ended May 31, 2015 compared to $1.6 million during the three months ended May 31, 2014.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2015 and February 28, 2015 consist of the following:

	May 31, 2015					February 28, 2015

	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$208,528	$220,778	$208,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	459,340	36,439	459,340	31,538
Franchise Rights		20		5,858,496	495,711	5,850,290	410,830
Total				7,090,417	1,292,481	7,082,211	1,202,323
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,122,328	267,020	1,122,328	267,020
Franchising goodwill				2,202,529	197,682	2,202,529	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total				3,639,857	662,384	3,639,857	662,384

Total intangible assets				$10,730,274	$1,954,865	$10,722,068	$1,864,707

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $93,150 and $91,930 during the three months ended May 31, 2015 and 2014, respectively.

At May 31, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	$280,015
2017	402,282
2018	418,382
2019	424,812
2020	411,655
Thereafter	3,860,790
Total	$5,797,936

NOTE 9 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the three months ended May 31, 2015, the Company paid $7,581 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

NOTE 10 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

On January 17, 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, U-Swirl purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. On January 17, 2014, U-Swirl also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, U-Swirl purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014, U-Swirl entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 during the three months ended May 31, 2014.

Restructuring and acquisition charges incurred were comprised of the following for the three months ended May 31:

2014
Professional fees	$104,876
Severance/transitional compensation	16,550
Other	3,125

Total	$124,551

The company did not record any restructuring charges in the three months ended May 31, 2015.

NOTE 11- CONTINGENCIES

The CherryBerry selling parties entered into a one-year lock-up agreement with respect to the 4,000,000 shares of the U-Swirl common stock (the “CB Shares”) payable at the closing of the CherryBerry Acquisition. The CB Shares were issued to the selling parties in February 2015. Following expiration of the lock-up period, if any of the CherryBerry selling parties desire to sell their CB Shares, they must first offer such shares to the Company, at a price equal to the average of the market prices at the time of sale. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry selling parties comply with other terms of the agreement, the Company has agreed to pay a shortfall payment. If the Company was required to pay the shortfall payment at May 31, 2015, the shortfall payment would approximate $480,000. The Company determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at May 31, 2015.

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc, a Delaware corporation and its consolidated subsidiaries.

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenue and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2015, there were 4 Company-owned, 72 licensee-owned and 272 franchised Rocky Mountain Chocolate Factory stores operating in 41 states, Canada, Japan, South Korea, the Kingdom of Saudi Arabia and the United Arab Emirates. As of May 31, 2015, U-Swirl operated 9 Company-owned stores and 251 franchised stores located in 37 states, Canada, Turkey, the United Arab Emirates and Pakistan. In fiscal year 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry”, “Yogli Mogli” and “Fuzzy Peach”, and U-Swirl currently operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

Effective March 1, 2015, we reorganized to create a holding company structure. Our operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (“Newco”), and all of the outstanding shares of common stock of RMCF were exchanged on a one-for-one basis for shares of common stock of Newco. Our new holding company began trading on March 2, 2015 on the NASDAQ Global Market under the symbol “RMCF”, which was the same symbol used by RMCF prior to the holding company reorganization.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, RMCF ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which are now being supported by U-Swirl. As of May 31, 2015, we held a 39% controlling interest in U-Swirl. Additionally, we have the right to acquire approximately 27,146,000 shares of common stock of U-Swirl through the conversion of convertible debt owed by U-Swirl to our company. If the Company exercised this conversion right, we believe we would hold approximately 72% of U-Swirl’s common stock.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same-store sales and increased same-store pounds purchased from the factory.

Our ability to successfully achieve expansion of our franchise system depends on many factors not within our control, including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same-store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, same-store sales, and the receptivity of our franchise system to our product introductions and promotional programs.

Results of Operations

Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

Basic earnings per share increased 8.3% from $.12 per share during the three months ended May 31, 2014 to $.13 per share during the three months ended May 31, 2015. Revenues increased by $41,800 in the three months ended May 31, 2015 compared to the three months ended May 31, 2014. This increase in revenues was due primarily to an increase in factory sales and franchise fees, mostly offset by a decline in retail sales. Operating income increased 4.8% from $1.36 million for the three months ended May 31, 2014 to $1.41 million for the three months ended May 31, 2015. Net income increased 7.3% from $711,000 in the three months ended May 31, 2014 to $763,000 in the three months ended May 31, 2015. The increase in operating income and net income was due primarily to restructuring and acquisition charges in the three months ended May 31, 2014 with no comparable expense in the three months ended May 31, 2015.

Revenues	Three Months Ended
	May 31,		$	%
	2015	2014	Change	Change
($’s in thousands)
Factory sales	$6,324.5	$5,870.0	$454.5	7.7%
Retail sales	1,411.6	1,981.0	(569.4)	-28.7%
Franchise fees	270.6	57.4	213.2	371.4%
Royalty and marketing fees	2,357.3	2,413.8	(56.5)	- 2.3%
Total	$10,364.0	$10,322.2	$41.8	.4%

Factory Sales

The increase in factory sales for the three months ended May 31, 2015 versus the three months ended May 31, 2014 was primarily due to a 32.5% increase in shipments of product to customers outside our network of franchised retail stores. This increase was partially offset by a 5.7% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 1.0% decrease in same-store pounds purchased by our network of franchise and license stores.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés decreased 3.4% in the three months ended May 31, 2015 compared to the three months ended May 31, 2014. Same-store sales at U-Swirl cafés decreased 4.2% in the three months ended May 31, 2015 compared to the three months ended May 31, 2014, which management believes reflects the impact of store overcapacity within the self-serve frozen yogurt market.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended May 31, 2014 to the three months ended May 31, 2015 resulted from a 9.0% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 488 in the three months ended May 31, 2014 to 444 during the three months ended May 31, 2015. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 1.1% during the three months ended May 31, 2015 compared to the three months ended May 31, 2014. Franchise fee revenues increased as a result of the license fees associated with the license agreements for the development and franchising of CherryBerry stores in the Canadian province of Ontario being recognized in the three months ended May 31, 2015 and no international license fees being recognized in the three months ended May 31, 2014.

Costs and Expenses	Three Months Ended
	May 31		$	%
($'s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$4,708.4	$4,181.1	$527.3	12.6%
Cost of sales - retail	455.5	652.4	(196.9)	(30.2%)
Franchise costs	604.0	545.6	58.4	10.7%
Sales and marketing	635.6	646.1	(10.5)	(1.6%)
General and administrative	1,328.9	1,411.4	(82.5)	(5.8%)
Retail operating	855.9	1,040.0	(184.1)	(17.7%)
Total	$8,588.3	$8,476.6	$111.7	1.3%

Adjusted Gross Margin	Three Months Ended
	May 31			$	%
($'s in thousands)	2015	2014		Change	Change

Factory adjusted gross margin	$1,616.1	$1,688.9	$	(72.8)	(4.3%)
Retail	956.1	1,328.6		(372.5)	(28.0%)
Total	$2,572.2	$3,017.5	$	(445.3)	(14.8%)

Adjusted Gross Margin	Three Months Ended
	May 31		%		%
(Percent)	2015	2014	Change		Change

Factory adjusted gross margin	25.6%	28.8%	(3.2%	)	(11.1%	)
Retail	67.7%	67.1%	.6%		.9%
Total	33.2%	38.4%	(5.2%	)	(13.5%	)

Adjusted gross margin and factory adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin minus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin. The following table provides a reconciliation of factory adjusted gross margin to factory gross margin, the most comparable performance measure under GAAP:

	Three Months Ended
	May 31,
($’s in thousands)	2015	2014

Factory adjusted gross margin	$1,616.1	$1,688.9
Less: depreciation and amortization	101.9	89.6
Factory GAAP gross margin	$1,514.2	$1,599.3

Cost of Sales

Factory margins decreased 320 basis points in the three months ended May 31, 2015 compared to the three months ended May 31, 2014 due primarily to increased costs of certain materials and a shift in product mix and customer mix in the three months ended May 31, 2015 compared to the three months ended May 31, 2014. This change in customer and product mix resulted from a decrease in domestic franchise customers and an increase in sales of products to customers outside our franchise system during the three months ended May 31, 2015, compared to the three months ended May 31, 2014. Company-owned store margin during the three months ended May 31, 2015 was nearly unchanged from the three months ended May 31, 2014.

Franchise Costs

The increase in franchise costs in the three months ended May 31, 2015 versus the three months ended May 31, 2014 is due primarily to franchise costs associated with supporting U-Swirl franchise units. In the six months ended February 28, 2015 U-Swirl was reorganized resulting in additional resources being allocated to the support of U-Swirl franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 23.0% in the three months ended May 31, 2015 from 22.1% in the three months ended May 31, 2014. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs partially offset by higher franchise and royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 is primarily due to lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 is due primarily to the reorganization of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. For the three months ended May 31, 2015, approximately $403,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $548,000 in the three months ended May 31, 2014. As a percentage of total revenues, general and administrative expenses decreased to 12.8% in the three months ended May 31, 2015 compared to 13.5% in the three months ended May 31, 2014.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 was due primarily to changes in units in operation, resulting from the sale of a certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 52.5% in the three months ended May 31, 2014 to 60.6% in the three months ended May 31, 2015.

Depreciation and Amortization

Depreciation and amortization of $365,000 in the three months ended May 31, 2015 decreased 2.4% from $374,000 incurred in the three months ended May 31, 2014. This decrease was the result of fewer Company-owned store assets in service mostly offset by an increase in depreciation associated with factory asset additions.

Other Income

Net interest expense was $45,300 in the three months ended May 31, 2015 compared to net interest expense of $48,800 realized in the three months ended May 31, 2014. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2015 was 31.7%, compared to 27.8% for the three months ended May 31, 2014. The increase of 3.9% was primarily the result of the consolidation of the U-Swirl net operating income. There was no income tax expense recognized on U-Swirl income before income taxes for the three months ended May 31, 2014 while income tax expense was recognized during the three months ended May 31, 2015 on U-Swirl income before income taxes. U-Swirl has significant net operating loss carryovers. In accordance with section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired a 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Liquidity and Capital Resources

As of May 31, 2015, working capital was $8.8 million, compared with $9.4 million as of February 28, 2015, a decrease of $600,000. The decrease in working capital was primarily due to positive operating results more than offset by the payment of dividends and repurchases of common stock.

Cash and cash equivalent balances increased $1.21 million from $7.16 million as of February 28, 2015 to $8.37 million as of May 31, 2015 as a result of cash flow generated by operating activities. Our current ratio was 2.1 to 1 at May 31, 2015 and February 28, 2015. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the three months ended May 31, 2015, we had net income of $933,359. Operating activities provided cash of $3,365,246, with the principal adjustment to reconcile the net income to net cash provided by operating activities being a change in inventories of $1,111,144 and the change in accounts receivable of $766,824. During the comparable 2014 period, we had net income of $937,272, and operating activities provided cash of $3,678,071. The principal adjustment to reconcile the net income to net cash provided by operating activities was the change in inventories of $355,877 and the change in accounts receivable of $1,337,281.

For the three months ended May 31, 2015, investing activities used cash of $109,344, primarily due to the purchases of property, equipment, goodwill and other intangible assets of $200,386. In comparison, investing activities used cash of $166,640 during the three months ended May 31, 2014 primarily due to the purchase of property and additions to notes receivable.

Financing activities used cash of $2,044,975 for the three months ended May 31, 2015 and provided cash of $423,813 during the prior year period. This was primarily due to increased cash used to repurchase common stock during the three months ended May 31, 2015 and less proceeds from the exercise of stock warrants in our subsidiary.

We have a $5.0 million ($5.0 million available as of May 31, 2015) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of May 31, 2015, we were in compliance with all such covenants. The line is subject to renewal on July 31, 2015. As of May 31, 2015, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions of U-Swirl (unpaid balance as of May 31, 2015, $6.0 million). The promissory note allows the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020, with amortized principal and accrued interest due monthly on the promissory note. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2015, we were in compliance with all such covenants.

At the time the Company entered into the promissory note used to finance the acquisitions of U-Swirl described above, the Company also entered into a loan and security agreement with U-Swirl (the “U-Swirl Loan Agreement”), pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. At May 31, 2015, $6.8 million was outstanding under the U-Swirl Loan Agreement. Any outstanding amounts under the U-Swirl Loan Agreement are convertible at any time at the Company’s option into shares of preferred stock of U-Swirl. Borrowings under the U-Swirl Loan Agreement are secured by all of the assets of U-Swirl. In addition, the U-Swirl Loan Agreement is subject to various financial and leverage covenants. U-Swirl was not compliant with the covenants at May 31, 2015. The loan covenants required U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended May 31, 2015. At May 31, 2015 U-Swirl had reported $1,532,000 of adjusted EBITDA. In an event of default, we may charge interest on all amounts due under the U-Swirl Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the U-Swirl Loan Agreement, and foreclose on our security interest.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2015 the Company repurchased 75,968 shares under the repurchase plan at an average price of $13.62 per share. As of May 31, 2015, approximately $2,986,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

As of May 31, 2015, we had no off-balance sheet arrangements or obligations.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost to us of fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of our confectionary products have occurred during the Christmas holiday through Mother’s Day. We believe the strongest sales of frozen yogurt products will occur during the summer months. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk. However, we are exposed to some commodity price and interest rate risks.

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of May 31, 2015, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in an $87,000 favorable or unfavorable price benefit resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of May 31, 2015, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

We have a $7.0 million promissory note with interest at a fixed rate of 3.75% annually. As of May 31, 2015, $6.0 million was outstanding under the note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness, as of May 31, 2015, of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of May 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2015 to March 31, 2015	24,832	$13.97	24,832	$1,583,404
April 1, 2015 to April 30, 2015	37,929	$13.61	37,929	$1,067,333
May 1, 2015 to May 31, 2015	13,207	$12.98	13,207	$2,986,053
Total	75,968	$13.62	75,968	$2,986,053

(1)     On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company plans to continue the repurchase plan until it has been completed. The number, price, structure and timing of the repurchases, if any, will be at the Company’s sole discretion and future repurchases will be evaluated by the Company depending on market conditions, liquidity needs and other factors. The repurchase authorization does not have an expiration date and does not oblige the Company to acquire any particular amount of its common stock. The Board of Directors may suspend, modify or terminate the repurchase program at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015).

3.2

Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015).

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015).

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS **XBRL Instance Document.

101.SCH **XBRL Taxonomy Extension Schema Document.

101.CAL **XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 15, 2015	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director