Form 10-Q
period 2015-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2015-10-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer      ____           Accelerated filer                   ____

     Non-accelerated filer       ____          Smaller reporting company     X

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

On September 30, 2015, the registrant had outstanding 5,839,396 shares of its common stock, $.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Revenues
Sales	$6,719,126	$6,673,729	$14,455,289	$14,524,780
Franchise and royalty fees	2,555,428	2,783,719	5,183,287	5,254,874
Total revenues	9,274,554	9,457,448	19,638,576	19,779,654

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $100,831, $100,825, $202,721 and $190,452, respectively	4,081,484	3,867,671	9,245,374	8,701,142
Franchise costs	609,479	519,387	1,213,453	1,064,945
Sales and marketing	603,444	583,792	1,239,035	1,229,859
General and administrative	1,134,268	1,175,068	2,463,148	2,586,501
Retail operating	792,517	932,601	1,648,443	1,972,555
Depreciation and amortization	355,813	365,127	720,663	739,539
Restructuring and acquisition related charges	-	584,661	-	709,212

Total costs and expenses	7,577,005	8,028,307	16,530,116	17,003,753

Income from Operations	1,697,549	1,429,141	3,108,460	2,775,901

Other Income (Expense)
Interest expense	(55,981)	(61,334)	(114,871)	(122,667)
Interest income	13,397	14,557	27,035	27,066
Other Income (Expense), net	(42,584)	(46,777)	(87,836)	(95,601)

Income Before Income Taxes	1,654,965	1,382,364	3,020,624	2,680,300

Income Tax Provision	414,745	453,001	847,045	813,665

Consolidated Net Income	$1,240,220	$929,363	$2,173,579	$1,866,635
Less: Net income attributable to non-controlling interest	460,424	52,007	630,824	277,945
Net Income attributable to RMCF	$779,796	$877,356	$1,542,755	$1,588,690

Basic Earnings per Common Share	$.13	$.14	$.26	$.26
Diluted Earnings per Common Share	$.13	$.14	$.25	$.25

Weighted Average Common Shares Outstanding - Basic	5,913,944	6,191,974	5,946,751	6,175,530
Dilutive Effect of Stock Options and Restricted Stock Units	210,047	247,729	222,739	288,460
Weighted Average Common Shares Outstanding - Diluted	6,123,991	6,439,703	6,169,490	6,463,990

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2015	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,910,595	$7,157,371
Accounts receivable, less allowance for doubtful accounts of $783,178 and $696,798, respectively	3,428,440	4,291,470
Notes receivable, current portion, less current portion of the valuation allowance of $2,262 and $3,762, respectively	344,316	359,493
Refundable income taxes	290,652	172,945
Inventories, less reserve for slow moving inventory of $210,667 and $197,658, respectively	4,546,247	4,785,376
Deferred income taxes	454,414	572,957
Other	445,595	318,275
Total current assets	15,420,259	17,657,887

Property and Equipment, Net	6,467,257	6,797,536

Other Assets
Notes receivable, less current portion and valuation allowance of $30,000 and $28,500, respectively	777,142	668,302
Goodwill, net	2,977,473	2,977,473
Franchise Rights, net	5,307,161	5,439,460
Intangible assets, net	429,875	440,428
Other	155,868	157,127
Total other assets	9,647,519	9,682,790

Total Assets	$31,535,035	$34,138,213

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,230,240	$1,208,888
Accounts payable	1,809,007	1,675,746
Accrued salaries and wages	488,838	819,184
Other accrued expenses	2,981,080	2,910,777
Dividend payable	702,444	721,536
Deferred income	733,130	951,241

Total current liabilities	7,944,739	8,287,372

Long-Term Debt, Less Current Maturities	4,463,309	5,083,479
Deferred Income Taxes	1,030,175	1,029,507

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value per share, 100,000,000 shares authorized, 0 and 6,012,799 issued and outstanding, respectively	-	180,384
Common stock, $.001 par value per share, 46,000,000 shares authorized, 6,018,198 and 0 issued, and 5,851,401 and 0 outstanding, respectively	6,018	-
Additional paid-in capital	7,078,357	7,163,092
Retained earnings	11,651,181	11,524,708
Non-controlling interest in equity of subsidiary	1,561,190	869,671
Treasury stock, 166,797 shares and 0 shares, at cost	(2,199,934)	-
Total stockholders’ equity	18,096,812	19,737,855

Total liabilities and stockholders’ equity	$31,535,035	$34,138,213

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2015	2014
Cash Flows From Operating activities
Net income	$2,173,579	$1,866,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	720,663	739,539
Provision for obsolete inventory	57,355	21,870
Asset impairment and store closure losses	-	243,000
Provision for loss on accounts and notes receivable	87,000	153,000
Loss (gain) on sale or disposal of property and equipment	91,266	(8,202)
Expense recorded for stock compensation	468,386	533,683
Deferred income	(304,068)	(270,489)
Deferred income taxes	119,211	(135,371)
Changes in operating assets and liabilities:
Accounts receivable	771,047	1,493,800
Inventories	571,525	(551,723)
Other current assets	(133,292)	(138,315)
Accounts payable	(276,490)	(66,702)
Accrued liabilities	(377,750)	(167,284)
Net cash provided by operating activities	3,968,432	3,713,441

Cash Flows From Investing Activities
Addition to notes receivable	(36,931)	(657,615)
Proceeds received on notes receivable	170,751	254,361
Purchase of intangible assets	(37,685)	-
Proceeds from sale or distribution of assets	21,532	525,000
Purchases of property and equipment	(322,373)	(398,023)
Decrease (increase) in other assets	(109,584)	(13,733)
Net cash used in investing activities	(314,290)	(290,010)

Cash Flows From Financing Activities
Payments on long-term debt	(598,818)	-
Repurchase of common stock	(2,886,594)	(691,900)
Issuance of common stock	-	69,599
Proceeds from issuance of common stock in subsidiary	-	892,895
Tax benefit of stock awards	19,868	200,544
Dividends paid	(1,435,374)	(1,357,512)
Net cash used in financing activities	(4,900,918)	(886,374)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,246,776)	2,537,057

Cash and Cash Equivalents, Beginning of Period	7,157,371	5,859,729

Cash and Cash Equivalents, End of Period	$5,910,595	$8,396,786

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), and Aspen Leaf Yogurt, LLC (“ALY”), and its 39%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”) of which, RMCF has financial and operational control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

Effective March 1, 2015, the Company was reorganized to create a holding company structure. The operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, which was previously the public company, became a wholly-owned subsidiary of a newly formed entity, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (“Newco”), and all of the outstanding shares of common stock of RMCF, par value $0.03 per share, were exchanged on a one-for-one basis for shares of common stock, par value $0.001 per share, of Newco. The new holding company began trading on March 2, 2015 on the NASDAQ Global Market under the symbol “RMCF”, which was the same symbol used by RMCF prior to the holding company reorganization.

In January 2013, through the Company’s wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, RMCF ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which is now being supported by U-Swirl. As of August 31, 2015, the Company held approximately 39% of U-Swirl’s outstanding common stock. Additionally, the Company has the right to acquire approximately 28,021,300 shares of U-Swirl’s common stock as of August 31, 2015 through the conversion of outstanding debt owed by U-Swirl to the Company (see discussion of the U-Swirl Loan Agreement below). If the Company exercised this conversion right, the Company would hold approximately 73% of U-Swirl’s common stock. The U-Swirl Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year 2014, the Company entered into a promissory note with a third-party lender, and in turn, the Company entered into a loan and security agreement with U-Swirl (the “U-Swirl Loan Agreement”) pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. Borrowings under the U-Swirl Loan Agreement are payable in cash or conversion of the obligations into capital stock of U-Swirl, or a combination thereof, at the discretion of the Company. The U-Swirl Loan Agreement is secured by all of the assets of U-Swirl and its subsidiaries. U-Swirl is subject to various financial and leverage covenants under the U-Swirl Loan Agreement. U-Swirl was not compliant with the covenants at August 31, 2015. The loan covenants require U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended August 31, 2015. At August 31, 2015, U-Swirl reported $1,423,000 of adjusted EBITDA. Pursuant to the U-Swirl Loan Agreement, upon the occurrence and continuance of an event of default, among other remedies, the Company may charge interest on all amounts due under the loan at the default rate of 15% per annum, accelerate payment of all amounts due under the loan, foreclose on its security interest, and/or convert any amounts due under the loan to capital stock of U-Swirl at a premium. At August 31, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 66% more preferred shares issued when compared to the amount issuable if U-Swirl was compliant with the loan covenants.

In fiscal year 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “CherryBerry”, “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt”, and U-Swirl currently operates and franchises self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees, royalty and marketing fees from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operated by the Company, its franchisees and licensees at August 31, 2015:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores – Domestic stores	2	194	196
Franchise stores – Domestic kiosks	-	5	5
International License Stores	1	70	71
Cold Stone Creamery – co-branded	7	72	79
U-Swirl (Including all associated brands)
Company-owned stores	-	6	6
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	221	221
Franchise stores – Domestic – co-branded	*	14	14
International License Stores	2	8	10
Total	12	596	608

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for fiscal years beginning after December 15, 2015. When adopted, ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in July 2015, the FASB agreed to delay the effective date by one year. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on our consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended August 31, 2015, there were 12,936 stock options excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the three months ended August 31, 2014 because their effect would have been anti-dilutive. For the six months ended August 31, 2015 and 2014, 12,936 and 12,936 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2015	February 28, 2015
Ingredients and supplies	$2,486,557	$2,755,232
Finished candy	2,171,403	2,130,133
U-Swirl, Inc. food and packaging	98,954	97,669
Reserve for slow moving inventory	(210,667)	(197,658)
Total inventories	$4,546,247	$4,785,376

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2015	February 28, 2015
Land	$513,618	$513,618
Building	4,773,563	4,774,825
Machinery and equipment	9,603,799	10,120,865
Furniture and fixtures	1,202,247	1,224,433
Leasehold improvements	1,955,845	2,056,244
Transportation equipment	432,154	427,727
Asset Impairment	(290,640)	(290,640)
	18,190,586	18,827,072

Less accumulated depreciation	(11,723,329)	(12,029,536)
Property and equipment, net	$6,467,257	$6,797,536

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of common stock on March 13, 2015 to stockholders of record on February 27, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 12, 2015 to stockholders of record on June 2, 2015. The Company declared a quarterly cash dividend of $0.12 per share of common stock on August 20, 2015 payable on September 11, 2015 to stockholders of record on September 1, 2015.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2015, the Company repurchased 75,968 shares under the repurchase plan at an average price of $13.62 per share. During the three months ended August 31, 2015, the Company repurchased 145,329 shares under the repurchase plan at an average price of $12.75 per share. As of August 31, 2015, approximately $1,133,818 remains available under the repurchase plan for further stock repurchases.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

At August 31, 2015, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $147,353 and $468,386 of stock-based compensation expense during the three- and six-month periods ended August 31, 2015, respectively, compared to $236,911 and $533,683 during the three- and six-month periods ended August 31, 2014, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes stock option activity during the six months ended August 31, 2015 and 2014:

	Six Months Ended
	August 31,
	2015	2014
Outstanding stock options as of February 28:	12,936	155,880
Granted	-	-
Exercised	-	(142,944)
Cancelled/forfeited	-	-
Outstanding stock options as of August 31:	12,936	12,936

Weighted average exercise price	$14.70	$14.70
Weighted average remaining contractual term (in years)	0.54	1.54

The following table summarizes restricted stock unit activity during the six months ended August 31, 2015 and 2014:

	Six Months Ended
	August 31,
	2015	2014
Outstanding non-vested restricted stock units as of February 28:	237,641	295,040
Granted	-	-
Vested	(55,899)	(56,199)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of August 31:	181,742	238,841

Weighted average grant date fair value	$12.22	$12.14
Weighted average remaining vesting period (in years)	3.72	4.58

During the six months ended August 31, 2015, the Company granted 4,000 fully vested, unrestricted shares of common stock to non-employee directors compared with the grant of 4,000 fully vested, unrestricted shares of common stock to non-employee directors in the six months ended August 31, 2014. There were no unrestricted shares of common stock granted during the three-month periods ended August 31, 2015 or 2014. In connection with these non-employee director stock grants, the Company recognized $61,040 and $47,480 of stock-based compensation expense during the six-month periods ended August 31, 2015 and 2014, respectively.

During the three- and six-month periods ended August 31, 2015, the Company recognized $147,353 and $307,846, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the six-month periods ended August 31, 2015 and 2014, 55,899 and 56,199 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2015 was $2,159,172, which is expected to be recognized over the weighted-average period of 3.7 years.

The Company recognized $0 and $99,250 of U-Swirl stock-based compensation expense during the three and six months ended August 31, 2015, respectively, compared with $69,929 and $152,519 recognized during the three and six months ended August 31, 2014, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid for:	2015	2014
Interest	$92,360	$95,734

Income taxes	825,673	732,064
Non-Cash Operating Activities
Accrued Inventory	389,751	294,007
Non-Cash Financing Activities
Dividend Payable	$702,444	$682,399
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	127,500	275,000
Inventory	-	5,433
Accounts receivable	5,000	-
Other assets	75,000	-

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl, Inc. and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements and Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended

August 31, 2015

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,581,692	$5,540,446	$453,456	$2,072,412	$-	$9,648,006
Intersegment revenues	(1,292)	(372,160)	-	-	-	(373,452)
Revenue from external customers	1,580,400	5,168,286	453,456	2,072,412	-	9,274,554
Segment profit (loss)	753,069	1,386,403	12,891	422,228	(919,626)	1,654,965
Total assets	1,375,082	10,992,912	1,020,538	13,064,904	5,081,599	31,535,035
Capital expenditures	22,709	74,753	960	22,274	9,494	130,190
Total depreciation & amortization	9,284	101,344	4,699	198,373	42,113	355,813

Three Months Ended

August 31, 2014

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,597,064	$5,146,682	$592,392	$2,492,820	$-	$9,828,958
Intersegment revenues	(898)	(370,612)	-	-	-	(371,510)
Revenue from external customers	1,596,166	4,776,070	592,392	2,492,820	-	9,457,448
Segment profit (loss)	848,139	1,374,396	31,777	32,079	(904,027)	1,382,364
Total assets	1,335,567	12,004,854	1,138,616	15,719,423	8,452,732	38,651,192
Capital expenditures	6,702	205,669	17,765	23,679	25,014	278,829
Total depreciation & amortization	10,682	101,346	7,693	206,735	38,671	365,127

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended

August 31, 2015

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$3,132,134	$12,162,814	$834,114	$4,182,209	$-	$20,311,271
Intersegment revenues	(2,715)	(669,980)	-	-	-	(672,695)
Revenue from external customers	3,129,419	11,492,834	834,114	4,182,209	-	19,638,576
Segment profit (loss)	1,509,982	2,786,007	(28,139)	686,644	(1,933,870)	3,020,624
Total assets	1,375,082	10,992,912	1,020,538	13,064,904	5,081,599	31,535,035
Capital expenditures	22,709	220,824	960	38,472	39,407	322,372
Total depreciation & amortization	19,571	203,860	10,595	401,550	85,087	720,663

Six Months Ended

August 31, 2014

	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$3,045,328	$11,337,343	$1,095,183	$4,994,512	$-	$20,472,366
Intersegment revenues	(1,510)	(691,202)	-	-	-	(692,712)
Revenue from external customers	3,043,818	10,646,141	1,095,183	4,994,512	-	19,779,654
Segment profit (loss)	1,484,322	2,856,060	(35,339)	232,439	(1,857,182)	2,680,300
Total assets	1,335,567	12,004,854	1,138,616	15,719,423	8,452,732	38,651,192
Capital expenditures	6,702	266,774	33,853	63,352	27,342	398,023
Total depreciation & amortization	20,731	191,505	17,141	432,835	77,326	739,538

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.3 million, or 11.8 percent, of the Company’s revenues from external customers during the six months ended August 31, 2015, compared to $1.9 million, or 9.8 percent of the Company’s revenues from external customers during the six months ended August 31, 2014.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2015		February 28, 2015
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$208,903	$220,778	$208,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non competition agreements	5	-	20	459,340	41,340	459,340	31,538
Franchise Rights		20		5,887,977	580,816	5,850,290	410,830
Total				7,119,898	1,382,862	7,082,211	1,202,323
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,122,328	267,020	1,122,328	267,020
Franchising goodwill				2,202,529	197,682	2,202,529	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				3,639,857	662,384	3,639,857	662,384

Total Intangible Assets				$10,759,755	$2,045,246	$10,722,068	$1,864,707

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to intangible assets totaled $186,506 and $183,860 during the six months ended August 31, 2015 and 2014, respectively.

At August 31, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	$190,494
2017	403,756
2018	419,856
2019	426,286
2020	413,129
Thereafter	3,883,515
Total	$5,737,036

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued expenses consisted of the following as of August 31, 2015 and February 28, 2015:

	August 31, 2015	February 28, 2015
Gift card liabilities	2,595,305	2,571,525
Other accrued expenses	385,775	339,252
Total other accrued expenses	$2,981,080	$2,910,777

NOTE 10 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the six months ended August 31, 2015, the Company paid $18,354 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

During the three months ended August 31, 2015 we entered into stock purchase agreements with each of (i) Franklin Crail, the Company’s Chief Executive Officer, President and Chairman of the Board, (ii) Bryan Merryman, the Company’s Chief Operating Officer, Chief Financial Officer, Treasurer and a director, and (iii) Edward Dudley, the Company’s Senior Vice President - Sales and Marketing, pursuant to which the Company purchased an aggregate of 54,500 shares of the Company’s common stock from Messrs. Crail, Merryman and Dudley (the “Stock Purchase Agreements”) at an average price of $12.60 per share. The price the Company paid for the shares was at a 3% discount to the closing price of the Company’s common stock on the transaction date.

NOTE 11 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

In connection with the acquisitions of the assets of CherryBerry, Yogli Mogli and Fuzzy Peach in fiscal year 2014, the Company recorded net restructuring charges of $124,551 during the six months ended August 31, 2014 associated with these acquisitions. These charges were primarily the result of professional fees for due diligence, valuation, audit and other activities in connection with these acquisitions.

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors and officers of U-Swirl. Also on September 4, 2014, the U-Swirl Board of Directors appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company.

In connection with these management changes, U-Swirl announced an operational restructuring designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of certain employment agreements, severance payments for other employees and expense associated with the impairment of certain long-lived leasehold improvement, property and equipment. The Company recorded restructuring charges of $584,661 during the six months ended August 31, 2014 associated with this operational restructuring.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Total restructuring and acquisition charges incurred were comprised of the following for the six months ended August 31, 2014:

Professional fees	$186,011
Severance/transitional compensation	212,027
Leasehold improvements, property and equipment impairment of long-lived assets	243,000
Acceleration of restricted stock unit vesting	65,049
Other	3,125

Total	$709,212

The Company did not record any restructuring charges during the six months ended August 31, 2015.

NOTE 12 – SALE OR DISTRIBUTION OF ASSETS

During the three months ended August 31, 2015, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and financed the upgrade and reopening of a former franchised Rocky Mountain Chocolate Factory location. During the three months ended August 31, 2014, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and four U-Swirl Company–owned cafés. These locations were sold for a combination of cash and notes receivable. Associated with these asset disposal activities, the Company recorded the following in the six months ended August 31, 2015 and 2014:

	2015	2014
Cash received on asset sales	$-	$525,000
Notes receivable	264,433	431,244

NOTE 13 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to U-Swirl and used to finance U-Swirl’s business acquisitions (unpaid balance as of August 31, 2015, $5.7 million). As more fully described in Note 1, the Company and U-Swirl entered into the U-Swirl Loan Agreement pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. Pursuant to applicable accounting rules, the U-Swirl Loan Agreement is an intercompany balance and transaction that is eliminated in consolidation.

As of August 31, 2015 and February 28, 2015, notes payable consisted of the following:

	August 31, 2015	February 28, 2015

Promissory note	5,693,549	$6,292,367
Less: current maturities	(1,230,240)	(1,208,888)
Long-term obligations	4,463,309	$5,083,479

The following table summarizes annual maturities of our notes payable as of August 31, 2015:

Amount
2016	$608,426
2017	1,254,007
2018	1,302,526
2019	1,352,921
Thereafter	1,175,669
Total minimum payments	5,693,549
Less: current maturities	(1,230,240)

Long-term obligations	$4,463,309

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES

In January 2014, U-Swirl entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the CherryBerry Selling Parties”), pursuant to which U-Swirl acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, U-Swirl agreed to issue an aggregate of 4,000,000 shares of U-Swirl common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to U-Swirl and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, U-Swirl agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If U-Swirl was required to pay the shortfall payment at August 31, 2015, the shortfall payment would approximate $1,640,000. U-Swirl determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at August 31, 2015. In July and August 2015, the CherryBerry Selling Parties submitted to U-Swirl several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

On August 25, 2015, U-Swirl filed a lawsuit against the CherryBerry Selling Parties, a former officer and director of U-Swirl and unknown other parties, in the District Court for La Plata County, Colorado, alleging wrongful actions on their part to cause the price of U-Swirl’s common stock to decline and thereafter making an improper demand for the shortfall payment described above, and certain other actions in violation of various provisions of the CherryBerry Purchase Agreement. U-Swirl seeks unspecified damages, attorneys’ fees, other costs, and a determination that the shortfall payment arrangement is void. On September 30, 2015, the CherryBerry Selling Parties filed an answer and counterclaim to the lawsuit in the U.S. District Court for the District of Colorado, and moved the lawsuit to federal court in the U.S. District Court for the District of Colorado. The counterclaim added RMCF to the lawsuit, and alleges that U-Swirl materially breached the CherryBerry Purchase Agreement by not paying the shortfall payment, that U-Swirl is the alter ego of RMCF and RMCF is liable for any obligations of U-Swirl, and that the U-Swirl Loan Agreement should be recharacterized as equity. The CherryBerry Selling Parties seek payment in full of the shortfall payment under the CherryBerry Purchase Agreement, declaratory judgements that U-Swirl is the alter ego of RMCF and the U-Swirl Loan Agreement should be recharacterized as equity, and interest, attorneys’ fees, costs and other equitable relief. The lawsuit is currently in the early stages of litigation. U-Swirl intends to pursue its claims in the lawsuit, and U-Swirl and RMCF intend to defend the counterclaim vigorously. It is not possible at this time to predict the outcome of this matter or reasonably estimate any potential loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the ability to attract and retain qualified franchisees, the success of our franchised stores, the success of U-Swirl, Inc., receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenue and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2015, there were 3 Company-owned, 72 Cold Stone Creamery co-branded and 269 franchised Rocky Mountain Chocolate Factory stores operating in 41 states, Canada, Japan, South Korea, the Kingdom of Saudi Arabia and the United Arab Emirates. As of August 31, 2015, U-Swirl operated 9 Company-owned cafés and 243 franchised cafés located in 38 states, Canada, Turkey, the United Arab Emirates and Pakistan. In fiscal year 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry”, “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt”, and U-Swirl currently operates and franchises self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, RMCF ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which are now being supported by U-Swirl. As of August 31, 2015, we held a 39% controlling interest in U-Swirl. Additionally, we have the right to acquire approximately 28,021,300 shares of common stock of U-Swirl through the conversion of convertible debt owed by U-Swirl to our company. If the Company exercised this conversion right, we would hold approximately 73% of U-Swirl’s common stock as of August 31, 2015.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same-store sales and increased same-store pounds purchased from the factory.

Our ability to successfully achieve expansion of our franchise system depends on many factors not within our control, including the availability of suitable sites for new store establishment, the availability of adequate financing options and the availability of qualified franchisees to support such expansion. During fiscal year 2008 we had a peak number of domestic franchise units in operation. Since 2008 we have experienced an environment where more domestic franchise units have closed than have opened. We have relied on license opportunities with co-branding partners, the acquisition of franchise systems through our subsidiary, and international expansion to offset the trend in domestic franchise units.

Efforts to reverse the decline in same-store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, same-store sales, and the receptivity of our franchise system to our product introductions and promotional programs.

Results of Operations

Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

Basic earnings per share decreased 7.1% from $.14 in the three months ended August 31, 2014 to $.13 in the three months ended August 31, 2015. Revenues decreased 1.9% from $9.5 million in the three months ended August 31, 2014 to $9.3 million in the three months ended August 31, 2015. Operating income increased 18.8% from $1.43 million in the three months ended August 31, 2014 to $1.70 million in the three months ended August 31, 2015. Net income decreased 11.1% from $877,000 in the three months ended August 31, 2014 to $780,000 in the three months ended August 31, 2015. The decrease in revenues was primarily the result of lower retail sales and a decrease in royalty and marketing fees mostly offset by an increase in factory sales.

Revenues	Three Months Ended
	August 31,		$	%
($’s in thousands)	2015	2014	Change	Change
Factory sales	$5,168.3	$4,776.1	$392.2	8.2%
Retail sales	1,550.9	1,897.7	(346.8)	(18.3%	)
Franchise fees	113.6	147.9	(34.3)	(23.2%	)
Royalty and Marketing fees	2,441.8	2,635.8	(194.0)	(7.4%	)
Total	$9,274.6	$9,457.5	$ (182.9)	(1.9%	)

Factory Sales

The increase in factory sales for the three months ended August 31, 2015 versus the three months ended August 31, 2014 was primarily due to a 52.9% increase in shipments of product to customers outside our network of franchise retail locations and a 2.3% increase in purchases by our network of franchised and licensed stores. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 0.6% in the three months ended August 31, 2015, compared with the three months ended August 31, 2014.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of four Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 0.4% in the three months ended August 31, 2015 compared to the three months ended August 31, 2014.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2014 to the three months ended August 31, 2015 resulted from a 10.3% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 493 in the three months ended August 31, 2014 to 442 during the three months ended August 31, 2015. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 4.1% during the three months ended August 31, 2015 compared to the three months ended August 31, 2014. Franchise fee revenues decreased primarily as a result of fewer Company owned Cafés being sold to franchisees in the three months ended August 31, 2015 compared to the three months ended August 31, 2014.

Costs and Expenses	Three Months Ended
	August 31,		$	%
($’s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$3,603.6	$3,214.9	$388.7	12.1%
Cost of sales - retail	477.9	652.8	(174.9)	(26.8% )
Franchise costs	609.5	519.4	90.1	17.3%
Sales and marketing	603.4	583.8	19.6	3.4%
General and administrative	1,134.3	1,175.1	(40.8)	(3.5% )
Retail operating	792.5	932.6	(140.1)	(15.0% )
Total	$7,221.2	$7,078.6	$142.6	2.0%

Adjusted Gross Margin	Three Months Ended
	August 31,		$	%
($’s in thousands)	2015	2014	Change	Change

Factory adjusted gross margin	$1,564.7	$1,561.2	$3.5	0.2%
Retail	1,073.0	1,244.9	(171.9)	(13.8%	)
Total	$2,637.7	$2,806.1	$ (168.4)	(6.0%	)

Adjusted Gross Margin	Three Months Ended
	August 31,		%		%
	2015	2014	Change		Change
(Percent)
Factory adjusted gross margin	30.3%	32.7%	(2.4%	)	(7.3%	)
Retail	69.2%	65.6%	3.6%		5.5%
Total	39.3%	42.0%	(2.7%	)	(6.4%	)

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

	Three Months Ended
	August 31,
($’s in thousands)	2015	2014
Factory adjusted gross margin	$1,564.7	$1,561.2
Less: Depreciation and Amortization	100.8	100.8
Factory GAAP gross margin	$1,463.9	$1,460.4

Cost of Sales

Factory margins decreased 240 basis points in the three months ended August 31, 2015 compared to the three months ended August 31, 2014 due primarily to increased costs of certain materials and a shift in product mix and customer mix in the three months ended August 31, 2015 compared to the three months ended August 31, 2014. This change in customer and product mix resulted from a decrease in domestic franchise customers and an increase in sales of products to customers outside our franchise system during the three months ended August 31, 2015, compared to the three months ended August 31, 2014. The increase in Company-owned store margin is due primarily to a larger portion of retail revenues being derived by U-Swirl Company-owned cafés and the associated higher margins, compared to Company-owned Rocky Mountain Chocolate Factory locations.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2015 versus the three months ended August 31, 2014 is due primarily to increased franchise costs associated with supporting U-Swirl franchise units. In the six months ended February 28, 2014, U-Swirl was reorganized resulting in additional resources being allocated to the support of U-Swirl franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 23.9% in the three months ended August 31, 2015 from 18.7% in the three months ended August 31, 2014.

Sales and Marketing

The increase in sales and marketing costs for the three months ended August 31, 2015 compared to the three months ended August 31, 2014 is primarily due to higher marketing related costs for Rocky Mountain Chocolate Factory, mostly offset by lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined as a result of lower marketing fee revenues as a result of fewer franchise stores in operation and a decline in same store sales.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2015 compared to the three months ended August 31, 2014 is due primarily to the reorganization of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs, partially offset by an increase in professional fees. For the three months ended August 31, 2015, approximately $266,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $440,000 in the three months ended August 31, 2014. As a percentage of total revenues, general and administrative expenses decreased to 12.2% in the three months ended August 31, 2015 compared to 12.4% in the three months ended August 31, 2014.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended August 31, 2015 compared to the three months ended August 31, 2014 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 49.1% in the three months ended August 31, 2014 to 51.1% in the three months ended August 31, 2015. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $356,000 in the three months ended August 31, 2015 decreased 2.5% from $365,000 incurred in the three months ended August 31, 2014. This decrease was the result of fewer Company-owned store assets in service.

Restructuring and acquisition related charges

There were no restructuring and acquisition related charges during the three months ended August 31, 2015, compared to $584,700 during the three months ended August 31, 2014. The decline is primarily the result of U-Swirl management restructuring activities and associated expenses incurred during the three months ended August 31, 2014 with no comparable activity during the current year.

Other Income

Net interest expense was $42,600 in the three months ended August 31, 2015 compared to net interest expense of $46,800 incurred in the three months ended August 31, 2014. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2015 was 25.1%, compared to 32.8% for the three months ended August 31, 2014. The decrease of 7.7% was primarily the result of the consolidation of the U-Swirl net operating income. During the three months ended August 31, 2015 and August 31, 2014 there was no income tax expense recognized on U-Swirl income. U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired a 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014

Basic earnings per share was $.26 for the six months ended August 31, 2014 and 2015. Revenues decreased 0.7% to $19.6 million for the six months ended August 31, 2015 compared to $19.8 million in the six months ended August 31, 2014. Operating income increased 12.0% from $2.8 million in the six months ended August 31, 2014 to $3.1 million in the six months ended August 31, 2015. Net income decreased 2.9% from $1.6 million in the six months ended August 31, 2014 to $1.5 million in the six months ended August 31, 2015. The increase in operating income was due primarily to an overall decrease in operating expenses. The increase in operating income was more than offset by an increase in net income attributable to non-controlling interest for the six months ended August 31, 2015 compared to the six months ended August 31, 2014.

Revenues	Six Months Ended
	August 31,		$	%
($’s in thousands)	2015	2014	Change	Change
Factory sales	$11,492.9	$10,646.1	$846.8	8.0%
Retail sales	2,962.4	3,878.7	(916.3)	(23.6%	)
Franchise fees	384.2	205.3	178.9	87.1%
Royalty and marketing fees	4,799.1	5,049.6	(250.5)	(5.0%	)
Total	$19,638.6	$19,779.7	$ (141.1)	(0.7%	)

Factory Sales

The increase in factory sales for the six months ended August 31, 2015 versus the six months ended August 31, 2014 was primarily due to a 37.4% increase in shipments of product to customers outside our network of franchised retail stores. This increase was primarily the result of the addition of new customers outside our network of licensed and franchised retail stores. This increase was partially offset by a 5.7% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 0.7% decrease in same-store pounds purchased by our network of franchise and license stores.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of five Company-owned locations and the closure of a certain underperforming Company-owned café. Same store sales at all Company-owned stores and cafés decreased 1.5% in the six months ended August 31, 2015 compared to the six months ended August 31, 2014. Same-store sales at U-Swirl cafés decreased 0.2% in the six months ended August 31, 2015 compared to the six months ended August 31, 2014.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the six months ended August 31, 2014 to the six months ended August 31, 2015 resulted from a 9.7% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 462 in the six months ended August 31, 2014 to 417 during the six months ended August 31, 2015. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 2.9% during the six months ended August 31, 2015 compared to the six months ended August 31, 2014. Franchise fee revenues increased as a result of the license fees associated with the license agreements for the development and franchising of CherryBerry stores in the Canadian province of Ontario being recognized in the six months ended August 31, 2015 and no international license fees being recognized in the six months ended August 31, 2014.

Costs and Expenses	Six Months Ended
	August 31,		$	%
($’s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$8,312.0	$7,395.9	$916.1	12.4%
Cost of sales - retail	933.4	1,305.2	(371.8)	(28.5% )
Franchise costs	1,213.5	1,064.9	148.6	14.0%
Sales and marketing	1,239.0	1,229.9	9.1	0.7%
General and administrative	2,463.1	2,586.5	(123.4)	(4.8% )
Retail operating	1,648.4	1,972.6	(324.2)	(16.4% )
Total	$15,809.4	$15,555.0	$254.4	1.6%

Adjusted gross margin	Six Months Ended
	August 31,		$		%
($’s in thousands)	2015	2014	Change		Change

Factory adjusted gross margin	$3,180.9	$3,250.2	$	(69.3)	(2.1%	)
Retail	2,029.0	2,573.5		(544.5)	(21.2%	)
Total	$5,209.9	$5,823.7	$	(613.8)	(10.5%	)

Adjusted Gross Margin	Six Months Ended
	August 31,		%		%
	2015	2014	Change		Change
(Percent)
Factory adjusted gross margin	27.7%	30.5%	(2.8%	)	(9.2%	)
Retail	68.5%	66.3%	2.2%		3.3%
Total	36.0%	40.1%	(4.1%	)	(10.2%	)

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

	Six Months Ended
	August 31,
($’s in thousands)	2015	2014
Factory adjusted gross margin	$3,180.9	$3,250.2
Less: Depreciation and Amortization	202.7	190.5
Factory GAAP gross margin	$2,978.2	$3,059.7

Costs and Expenses

Cost of Sales

Factory margins decreased 280 basis points in the six months ended August 31, 2015 compared to the six months ended August 31, 2014 due primarily to increased costs of certain materials and a shift in product mix and customer mix in the six months ended August 31, 2015 compared to the six months ended August 31, 2014. Product and customer mix changed during the six months ended August 31, 2015 primarily as a result of new customers outside of our system of franchise and licensed locations and additional product offerings to these customers. This change in customer and product mix resulted from a decrease in domestic franchise customers and an increase in sales of products to customers outside our franchise system during the six months ended August 31, 2015, compared to the six months ended August 31, 2014. The increase in Company-owned store margin is due primarily to a larger portion of retail revenues being derived by U-Swirl Company-owned cafés and the associated higher margins, compared to Company-owned Rocky Mountain Chocolate Factory locations.

Franchise Costs

The increase in franchise costs in the six months ended August 31, 2015 versus the six months ended August 31, 2014 is due primarily to franchise costs associated with supporting U-Swirl franchise units. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 23.4% in the six months ended August 31, 2015 from 20.3% in the six months ended August 31, 2014. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs.

Sales and Marketing

Sales and marketing costs were approximately unchanged in the six months ended August 31, 2015 compared to the six months ended August 31, 2014.

General and Administrative

The decrease in general and administrative costs for the six months ended August 31, 2015 compared to the six months ended August 31, 2014 is due primarily to the reorganization of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs, partially offset by an increase in professional fees. For the six months ended August 31, 2015, approximately $669,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $988,000 in the six months ended August 31, 2014. As a percentage of total revenues, general and administrative expenses decreased to 12.5% in the six months ended August 31, 2015 compared to 13.1% in the six months ended August 31, 2014.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2015 compared to the six months ended August 31, 2014 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 50.9% in the six months ended August 31, 2014 to 55.6% in the six months ended August 31, 2015. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $721,000 in the six months ended August 31, 2015 decreased 2.6% from $740,000 incurred in the six months ended August 31, 2014. This decrease was the result of fewer Company-owned store assets in service.

Restructuring and acquisition related charges

There were no restructuring and acquisition related charges during the six months ended August 31, 2015, compared to $709,200 during the six months ended August 31, 2014. The decline is primarily the result of U-Swirl management restructuring activities and costs associated with business acquisitions and the associated expenses incurred during the six months ended August 31, 2014 with no comparable activity during the current year.

Other Income

Net interest expense was $87,800 in the six months ended August 31, 2015, a decrease of 8.2% compared to net interest expense of $95,600 in the six months ended August 31, 2014. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2015 was 28.0%, compared to 30.4% for the six months ended August 31, 2014. The decrease of 2.4% was primarily the result of the consolidation of the U-Swirl net operating income and associated provision for income taxes. There was no income tax expense recognized on U-Swirl income before income taxes for the six months ended August 31, 2014 while income tax expense at an effective rate of 9.6% was recognized during the six months ended August 31, 2015 on U-Swirl income before income taxes. U-Swirl has significant net operating loss carryovers and no income tax expense was recognized in the six months ended August 31, 2014. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl. when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Liquidity and Capital Resources

As of August 31, 2015, working capital was $7.5 million, compared with $9.4 million as of February 28, 2015, a decrease of $1.9 million. The decrease in working capital was primarily due to positive operating results more than offset by the payment of dividends and repurchases of common stock.

Cash and cash equivalent balances decreased $1.3 million from $7.2 million as of February 28, 2015 to $5.9 million as of August 31, 2015 as a result of cash flow used by financing activities, including repayment of indebtedness, payment of dividends and stock repurchases. Our current ratio was 1.9 to 1 at August 31, 2015 compared to 2.1 to 1 at February 28, 2015. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the six months ended August 31, 2015, we had net income of $2,173,579. Operating activities provided cash of $3,968,432, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $720,662 and stock compensation expense of $468,386. During the comparable 2014 period, we had net income of $1,866,635, and operating activities provided cash of $3,713,441. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $739,539 and the change in accounts receivable of $1,493,800.

For the six months ended August 31, 2015, investing activities used cash of $314,290, primarily due to the purchases of property, equipment of $322,373. In comparison, investing activities used cash of $290,010 during the six months ended August 31, 2014 primarily due to the purchase of property and additions to notes receivable.

Financing activities used cash of $4,900,918 for the six months ended August 31, 2015 and used cash of $886,374 during the prior year period. This was primarily due to increased cash used to repurchase common stock during the six months ended August 31, 2015.

We have a $5.0 million ($5.0 million available as of August 31, 2015) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2015, we were in compliance with all such covenants. The line is subject to renewal on September 28, 2015. As of August 31, 2015, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to U-Swirl and used to finance business acquisitions by U-Swirl (unpaid balance as of August 31, 2015, $5.7 million). The promissory note allows the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020, with amortized principal and accrued interest due monthly on the promissory note. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of August 31, 2015, we were in compliance with all such covenants.

At the time the Company entered into the promissory note described above, the Company entered into a loan and security agreement with U-Swirl (the “U-Swirl Loan Agreement”), pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. At August 31, 2015, $7.0 million was outstanding under the U-Swirl Loan Agreement. Borrowings under the U-Swirl Loan Agreement are payable in cash or conversion of the obligations into capital stock of U-Swirl, or a combination thereof, at the discretion of the Company. The U-Swirl Loan Agreement is secured by all of the assets of U-Swirl and its subsidiaries. In addition, U-Swirl is subject to various financial and leverage covenants under the U-Swirl Loan Agreement. U-Swirl was not compliant with the covenants at August 31, 2015. The loan covenants require U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended August 31, 2015. At August 31, 2015 U-Swirl reported $1,423,000 of adjusted EBITDA. Pursuant to the U-Swirl Loan Agreement, upon the occurrence and continuance of an event of default, among other remedies, we may charge interest on all amounts due under the loan at the default rate of 15% per annum, accelerate payment of all amounts due under the loan, foreclose on our security interest, and/or convert any amounts due under the loan to capital stock of U-Swirl at a premium.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the six months ended August 31, 2015, the Company repurchased 221,297 shares under the repurchase plan at an average price of $13.04 per share. As of August 31, 2015, approximately $1,133,800 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

As of August 31, 2015, we had no off-balance sheet arrangements or obligations.

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

Depreciation expense is based on the historical cost to us of our fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2015, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $196,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of August 31, 2015, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

We have a $7.0 million promissory note interest at a fixed rate or 3.75% annually. As of August 31, 2015, $5.7 million was outstanding under the note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of August 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Except as set forth below, we are not currently involved in any material legal proceedings other than routine litigation incidental to our business.

In January 2014, U-Swirl entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the CherryBerry Selling Parties”), pursuant to which U-Swirl acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, U-Swirl agreed to issue an aggregate of 4,000,000 shares of U-Swirl common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to U-Swirl and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, U-Swirl agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. In July and August 2015, the CherryBerry Selling Parties submitted to U-Swirl several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

On August 25, 2015, U-Swirl filed a lawsuit against the CherryBerry Selling Parties, a former officer and director of U-Swirl and unknown other parties, in the District Court for La Plata County, Colorado, alleging wrongful actions on their part to cause the price of U-Swirl’s common stock to decline and thereafter making an improper demand for the shortfall payment described above, and certain other actions in violation of various provisions of the CherryBerry Purchase Agreement. U-Swirl seeks unspecified damages, attorneys‘ fees, other costs, and a determination that the shortfall payment arrangement is void. On September 30, 2015, the CherryBerry Selling Parties filed an answer and counterclaim to the lawsuit in the U.S. District Court for the District of Colorado, and moved the lawsuit to federal court in the U.S. District Court for the District of Colorado. The counterclaim added RMCF to the lawsuit, and alleges that U-Swirl materially breached the CherryBerry Purchase Agreement by not paying the shortfall payment, that U-Swirl is the alter ego of RMCF and RMCF is liable for any obligations of U-Swirl, and that the U-Swirl Loan Agreement should be recharacterized as equity. The CherryBerry Selling Parties seek payment in full of the shortfall payment under the CherryBerry Purchase Agreement, declaratory judgements that U-Swirl is the alter ego of RMCF and the U-Swirl Loan Agreement should be recharacterized as equity, and interest, attorneys’ fees, costs and other equitable relief. The lawsuit is currently in the early stages of litigation. U-Swirl intends to pursue its claims in the lawsuit, and U-Swirl and RMCF intend to defend the counterclaim vigorously.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2015—June 30, 2015	5,300	$13.13	5,300	$2,916,491
July 1, 2015—July 31, 2015	65,552	$12.67	65,552	$2,085,683
August 1, 2015—August 31, 2015	74,477	$12.78	74,477	$1,133,818
Total	145,329	$12.75	145,329	$1,133,818

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

10.1

Stock Purchase Agreement, dated July 17, 2015, between Rocky Mountain Chocolate Factory, Inc. and Franklin E. Crail (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on July 20, 2015)

10.2

Stock Purchase Agreement, dated July 17, 2015, between Rocky Mountain Chocolate Factory, Inc. and Bryan J. Merryman (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Registrant filed on July 20, 2015)

10.3

Stock Purchase Agreement, dated July 21, 2015, between Rocky Mountain Chocolate Factory, Inc. and Edward L. Dudley (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on July 22, 2015)

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________________________

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 15, 2015	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director