Form 10-Q
period 2015-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2016-01-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

On December 31, 2015, the registrant had outstanding 5,839,396 shares of its common stock, $.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARY

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Revenues
Sales	$8,024,803	$8,583,981	$22,480,092	$23,108,761
Franchise and royalty fees	1,782,510	1,977,581	6,965,797	7,232,455
Total revenues	9,807,313	10,561,562	29,445,889	30,341,216

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $98,009, $102,179, $300,731 and $292,632, respectively	5,202,953	5,527,876	14,448,327	14,229,018
Franchise costs	657,660	558,560	1,871,113	1,623,505
Sales and marketing	593,793	608,536	1,832,828	1,838,395
General and administrative	1,087,633	1,230,495	3,550,781	3,816,996
Retail operating	669,961	724,608	2,318,404	2,697,163
Depreciation and amortization	343,548	357,865	1,064,211	1,097,404
Restructuring and acquisition related charges	-	-	-	709,212

Total costs and expenses	8,555,548	9,007,940	25,085,664	26,011,693

Income from Operations	1,251,765	1,553,622	4,360,225	4,329,523

Other Income (Expense)
Interest expense	(52,553)	(60,666)	(167,424)	(183,333)
Interest income	13,779	16,208	40,814	43,274
Other Income (Expense), net	(38,774)	(44,458)	(126,610)	(140,059)

Income Before Income Taxes	1,212,991	1,509,164	4,233,615	4,189,464

Income Tax Provision	439,355	554,500	1,286,400	1,368,165

Consolidated Net Income	$773,636	$954,664	$2,947,215	$2,821,299
Less: Net income (loss) attributable to non-controlling interest	332,835	(7,714)	963,659	270,231
Net Income attributable to RMCF	$440,801	$962,378	$1,983,556	$2,551,068

Basic Earnings per Common Share	$.08	$.16	$.34	$.41
Diluted Earnings per Common Share	$.07	$.15	$.32	$.40

Weighted Average Common Shares Outstanding - Basic	5,840,407	6,162,829	5,911,561	6,171,327
Dilutive Effect of Stock Options and Restricted Stock Units	181,742	218,027	209,173	265,153
Weighted Average Common Shares Outstanding - Diluted	6,022,149	6,380,856	6,120,734	6,436,480

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2015	2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,153,920	$7,157,371
Accounts receivable, less allowance for doubtful accounts of $825,118 and $696,798, respectively	4,107,459	4,291,470
Notes receivable, current portion, less current portion of the valuation allowance of $2,262 and $3,762, respectively	336,093	359,493
Refundable income taxes	4,436	172,945
Inventories, less reserve for slow moving inventory of $205,967 and $197,658, respectively	5,071,320	4,785,376
Deferred income taxes	515,303	572,957
Other	320,872	318,275
Total current assets	15,509,403	17,657,887

Property and Equipment, Net	6,564,819	6,797,536

Other Assets
Notes receivable, less current portion and valuation allowance of $30,000 and $28,500, respectively	669,075	668,302
Goodwill, net	2,977,473	2,977,473
Franchise Rights, net	5,238,513	5,439,460
Intangible assets, net	424,599	440,428
Other	149,890	157,127
Total other assets	9,459,550	9,682,790

Total Assets	$31,533,772	$34,138,213

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,242,066	$1,208,888
Accounts payable	1,851,747	1,675,746
Accrued salaries and wages	734,954	819,184
Other accrued expenses	3,006,376	2,910,777
Dividend payable	700,728	721,536
Deferred income	604,238	951,241

Total current liabilities	8,140,109	8,287,372

Long-Term Debt, Less Current Maturities	4,148,741	5,083,479
Deferred Income Taxes	1,071,961	1,029,507

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value per share, 100,000,000 shares authorized, 0 and 6,012,799 issued and outstanding, respectively	-	180,384
Common stock, $.001 par value per share, 46,000,000 shares authorized, 6,018,198 and 0 issued, and 5,839,396 and 0 outstanding, respectively	6,018	-
Additional paid-in capital	7,225,711	7,163,092
Retained earnings	11,391,255	11,524,708
Non-controlling interest in equity of subsidiary	1,894,025	869,671
Treasury stock, 178,802 shares and 0 shares, at cost	(2,344,048)	-
Total stockholders’ equity	18,172,961	19,737,855

Total liabilities and stockholders’ equity	$31,533,772	$34,138,213

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2015	2014
Cash Flows From Operating activities
Net income	$2,947,215	$2,821,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,064,211	1,097,404
Provision for slow moving inventory	68,175	33,251
Asset impairment and store closure losses	-	178,000
Provision for loss on accounts and notes receivable	129,000	192,137
Loss (gain) on sale or disposal of property and equipment	90,149	(6,524)
Expense recorded for stock compensation	615,740	700,526
Deferred income	(430,043)	(491,115)
Deferred income taxes	100,108	(250,075)
Changes in operating assets and liabilities:
Accounts receivable	50,028	307,530
Inventories	121,220	(208,403)
Other current assets	(9,182)	23,649
Accounts payable	(321,489)	(190,245)
Accrued liabilities	179,878	278,639
Net cash provided by operating activities	4,605,010	4,486,073

Cash Flows From Investing Activities
Addition to notes receivable	(46,489)	(163,396)
Proceeds received on notes receivable	259,619	383,208
Purchase of intangible assets	(54,479)	-
Proceeds from sale of assets	23,692	531,345
Purchases of property and equipment	(625,180)	(446,166)
Decrease (increase) in other assets	(115,407)	(8,786)
Net cash used in investing activities	(558,244)	296,205

Cash Flows From Financing Activities
Payments on long-term debt	(901,560)	-
Repurchase of common stock	(3,030,708)	(1,904,829)
Issuance of common stock	-	69,599
Proceeds from issuance of common stock in subsidiary	-	892,895
Tax benefit of stock awards	19,868	200,544
Dividends paid	(2,137,817)	(2,039,911)
Net cash used in financing activities	(6,050,217)	(2,781,702)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,003,451)	2,000,576

Cash and Cash Equivalents, Beginning of Period	7,157,371	5,859,729

Cash and Cash Equivalents, End of Period	$5,153,920	$7,860,305

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), Aspen Leaf Yogurt, LLC (“ALY”), and its 39%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”), of which RMCF has financial and operational control (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In January 2013, through the Company’s wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, RMCF ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which is now being supported by U-Swirl. As of November 30, 2015, the Company held approximately 39% of U-Swirl’s outstanding common stock. Additionally, the Company has the right to acquire approximately 29,290,700 shares of U-Swirl’s common stock as of November 30, 2015 through the conversion of outstanding debt owed by U-Swirl to the Company (see discussion of the U-Swirl Loan Agreement below). If the Company exercised this conversion right, the Company would hold approximately 74% of U-Swirl’s common stock. The U-Swirl Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year 2014, the Company entered into a promissory note with a third-party lender, and in turn, the Company entered into a loan and security agreement with U-Swirl (the “U-Swirl Loan Agreement”) pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. Borrowings under the U-Swirl Loan Agreement are payable in cash or conversion of the obligations into capital stock of U-Swirl, or a combination thereof, at the discretion of the Company. The U-Swirl Loan Agreement is secured by all of the assets of U-Swirl and its subsidiaries. U-Swirl is subject to various financial and leverage covenants under the U-Swirl Loan Agreement. U-Swirl was not compliant with the covenants at November 30, 2015. The loan covenants require U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended November 30, 2015. At November 30, 2015, U-Swirl reported $1,318,000 of adjusted EBITDA. Pursuant to the U-Swirl Loan Agreement, upon the occurrence and continuance of an event of default, among other remedies, the Company may charge interest on all amounts due under the loan at the default rate of 15% per annum, accelerate payment of all amounts due under the loan, foreclose on its security interest, and/or convert any amounts due under the loan to capital stock of U-Swirl at a premium. At November 30, 2015 we believe that the conversion of the loan into preferred stock as settlement of the obligation would result in 63% more preferred shares issued when compared to the amount issuable if U-Swirl was compliant with the loan covenants.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operated by the Company, its franchisees and licensees at November 30, 2015:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores – Domestic stores	3	191	194
Franchise stores – Domestic kiosks	-	5	5
International License Stores	1	76	77
Cold Stone Creamery – co-branded	8	72	80
U-Swirl (Including all associated brands)
Company-owned stores	-	6	6
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	194	194
Franchise stores – Domestic – co-branded	*	15	15
International License Stores	1	8	9
Total	13	573	586

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Subsequent Events

On January 5, 2015 U-Swirl, Inc filed Form 15, Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Act of 1934.

New Accounting Pronouncements

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and early adoption is permitted. The Company is evaluating the timing of its adoption of this ASU. The Company does not expect this adoption to have a material impact on its financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for us in the first quarter of our fiscal year 2017, although early adoption is permitted. The Company does not expect that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and will be effective for us in the first quarter of our fiscal year 2017 with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendment. ASU 2015-03 will be effective for us in the first quarter of our fiscal year 2017, with early adoption permitted. When adopted, ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, in August 2015, the FASB delayed the effective date by one year. For us the delayed effective date is for the first quarter of our fiscal year 2019. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09, including possible transition alternatives, will have on its consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended November 30, 2015, there were 12,936 stock options excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the three months ended November 30, 2014 because their effect would have been anti-dilutive. For the nine months ended November 30, 2015 and 2014, 12,936 and 12,936 stock options, respectively, were excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2015	February 28, 2015
Ingredients and supplies	$2,625,848	$2,755,232
Finished candy	2,549,952	2,130,133
U-Swirl, Inc. food and packaging	101,487	97,669
Reserve for slow moving inventory	(205,967)	(197,658)
Total inventories	$5,071,320	$4,785,376

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2015	February 28, 2015
Land	$513,618	$513,618
Building	4,773,563	4,774,825
Machinery and equipment	9,920,470	10,120,865
Furniture and fixtures	1,194,855	1,224,433
Leasehold improvements	1,921,524	2,056,244
Transportation equipment	438,601	427,727
Asset Impairment	(260,163)	(290,640)
	18,502,468	18,827,072

Less accumulated depreciation	(11,937,649)	(12,029,536)
Property and equipment, net	$6,564,819	$6,797,536

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of common stock on March 13, 2015 to stockholders of record on February 27, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 12, 2015 to stockholders of record on June 2, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 11, 2015 to stockholders of record on September 1, 2015. The Company declared a quarterly cash dividend of $0.12 per share of common stock on November 17, 2015 payable on December 11, 2015 to stockholders of record on November 27, 2015.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2015, the Company repurchased 75,968 shares under the repurchase plan at an average price of $13.62 per share. During the three months ended August 31, 2015, the Company repurchased 145,329 shares under the repurchase plan at an average price of $12.75 per share. During the three months ended November 30, 2015, the Company repurchased 12,005 shares under the repurchase plan at an average price of $12.00 per share. As of November 30, 2015, approximately $989,704 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At November 30, 2015, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $147,354 and $615,740 of stock-based compensation expense during the three and nine month periods ended November 30, 2015, respectively, compared to $166,843 and $700,526 during the three and nine month periods ended November 30, 2014, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes stock option activity during the nine months ended November 30, 2015 and 2014:

	Nine Months Ended November 30,
	2015	2014
Outstanding stock options as of February 28:	12,936	155,880
Granted	-	-
Exercised	-	(142,944)
Cancelled/forfeited	-	-
Outstanding stock options as of November 30:	12,936	12,936

Weighted average exercise price	$14.70	$14.70
Weighted average remaining contractual term (in years)	0.29	1.29

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2015 and 2014:

	Nine Months Ended November 30,
	2015	2014
Outstanding non-vested restricted stock units as of February 28:	237,641	295,040
Granted	-	-
Vested	(55,899)	(56,199)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of November 30:	181,742	238,841

Weighted average grant date fair value	$12.22	$12.14
Weighted average remaining vesting period (in years)	3.47	4.33

During the nine months ended November 30, 2015, the Company granted 4,000 fully vested, unrestricted shares of common stock to non-employee directors compared with the grant of 4,000 fully vested, unrestricted shares of common stock to non-employee directors in the nine months ended November 30, 2014. There were no unrestricted shares of common stock granted during the three month periods ended November 30, 2015 or 2014. In connection with these non-employee director stock grants, the Company recognized $61,040 and $47,480 of stock-based compensation expense during the nine-month periods ended November 30, 2015 and 2014, respectively.

During the three and nine month periods ended November 30, 2015, the Company recognized $147,353 and $307,846, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the nine month periods ended November 30, 2015 and 2014, 55,899 and 56,199 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2015 was $2,011,819, which is expected to be recognized over the weighted-average period of 3.5 years.

The Company recognized $0 and $99,250 of U-Swirl stock-based compensation expense during the three and nine months ended November 30, 2015, respectively, compared with $0 and $152,518 recognized during the three and nine months ended November 30, 2014, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended November 30,
	2015	2014
Cash paid for:
Interest	$128,881	$143,806
Income taxes	997,914	1,112,040
Non-Cash Operating Activities
Accrued Inventory	497,190	477,176
Non-Cash Financing Activities
Dividend Payable	$700,728	$671,901
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	127,500	446,353
Inventory	-	17,301
Accounts receivable	5,000	17,043
Other assets	75,000	10,858

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

Three Months Ended November 30, 2015	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,159,250	$7,499,619	$248,164	$1,293,843	$-	$10,200,876
Intersegment revenues	(1,238)	(392,325)	-	-	-	(393,563)
Revenue from external customers	1,158,012	7,107,294	248,164	1,293,843	-	9,807,313
Segment profit (loss)	277,663	2,029,847	(61,439)	(158,478)	(874,602)	1,212,991
Total assets	1,162,582	12,540,706	1,087,849	12,721,643	4,020,992	31,533,772
Capital expenditures	-	120,302	1,716	12,847	167,943	302,808
Total depreciation & amortization	8,717	98,286	3,810	197,717	35,018	343,548

Three Months Ended November 30, 2014	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$1,244,732	$7,994,116	$350,261	$1,430,397	$-	$11,019,506
Intersegment revenues	(1,407)	(456,537)	-	-	-	(457,944)
Revenue from external customers	1,243,325	7,537,579	350,261	1,430,397	-	10,561,562
Segment profit (loss)	438,160	2,189,548	(94,387)	(100,978)	(923,179)	1,509,164
Total assets	1,115,716	12,878,192	1,166,851	15,284,436	7,425,254	37,870,449
Capital expenditures	22,050	28,414	658	(7,505)	4,526	48,143
Total depreciation & amortization	10,661	102,699	6,083	199,787	38,635	357,865

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2015	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$4,291,383	$19,662,432	$1,082,279	$5,476,052	$-	$30,512,146
Intersegment revenues	(3,953)	(1,062,304)	-	-	-	(1,066,257)
Revenue from external customers	4,287,430	18,600,128	1,082,279	5,476,052	-	29,445,889
Segment profit (loss)	1,787,646	4,815,854	(89,578)	528,166	(2,808,473)	4,233,615
Total assets	1,162,582	12,540,706	1,087,849	12,721,643	4,020,992	31,533,772
Capital expenditures	22,709	341,126	2,676	51,319	207,350	625,180
Total depreciation & amortization	28,288	302,145	14,406	599,267	120,105	1,064,211

Nine Months Ended November 30, 2014	Franchising	Manufacturing	Retail	U-Swirl, Inc.	Other	Total
Total revenues	$4,290,060	$19,331,459	$1,445,444	$6,424,909	$-	$31,491,872
Intersegment revenues	(2,917)	(1,147,739)	-	-	-	(1,150,656)
Revenue from external customers	4,287,143	18,183,720	1,445,444	6,424,909	-	30,341,216
Segment profit (loss)	1,922,482	5,045,608	(129,726)	131,461	(2,780,361)	4,189,464
Total assets	1,115,716	12,878,192	1,166,851	15,284,436	7,425,254	37,870,449
Capital expenditures	28,753	295,188	34,511	55,847	31,867	446,166
Total depreciation & amortization	31,393	294,204	23,224	632,622	115,961	1,097,404

Revenue from one customer of the Company’s Manufacturing segment represented approximately $3.1 million, or 10.5 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2015, compared to $2.9 million, or 9.6 percent of the Company’s revenues from external customers during the nine months ended November 30, 2014.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2015		February 28, 2015
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$209,277	$220,778	$208,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	459,340	46,242	459,340	31,538
Franchise Rights		20		5,904,771	666,258	5,850,290	410,830
Total				7,136,692	1,473,580	7,082,211	1,202,323
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,122,328	267,020	1,122,328	267,020
Franchising goodwill				2,202,529	197,682	2,202,529	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				3,639,857	662,384	3,639,857	662,384

Total Intangible Assets				$10,776,549	$2,135,964	$10,722,068	$1,864,707

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to intangible assets totaled $277,839 and $275,790 during the nine months ended November 30, 2015 and 2014, respectively.

At November 30, 2015, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2016	$100,077
2017	404,596
2018	420,696
2019	427,126
2020	413,969
Thereafter	3,896,648
Total	$5,663,112

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued expenses consisted of the following as of November 30, 2015 and February 28, 2015:

	November 30, 2015	February 28, 2015
Gift card liabilities	2,645,255	2,571,525
Other accrued expenses	361,121	339,252
Total other accrued expenses	$3,006,376	$2,910,777

NOTE 10 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the nine months ended November 30, 2015, the Company paid $68,130 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

In July 2015, we entered into stock purchase agreements with each of (i) Franklin Crail, the Company’s Chief Executive Officer, President and Chairman of the Board, (ii) Bryan Merryman, the Company’s Chief Operating Officer, Chief Financial Officer, Treasurer and a director, and (iii) Edward Dudley, the Company’s Senior Vice President - Sales and Marketing, pursuant to which the Company purchased an aggregate of 54,500 shares of the Company’s common stock from Messrs. Crail, Merryman and Dudley (the “Stock Purchase Agreements”) at an average price of $12.60 per share. The price the Company paid for the shares was at a 3% discount to the closing price of the Company’s common stock on the transaction date.

NOTE 11 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

In connection with the acquisitions of the assets of CherryBerry, Yogli Mogli and Fuzzy Peach in fiscal year 2014, the Company recorded net restructuring charges of $124,551 during the nine months ended November 30, 2014 associated with these acquisitions. These charges were primarily the result of professional fees for due diligence, valuation, audit and other activities in connection with these acquisitions.

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors and officers of U-Swirl. Also on September 4, 2014, the U-Swirl Board of Directors appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company.

In connection with these management changes, U-Swirl announced an operational restructuring designed to enhance U-Swirl’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of certain employment agreements, severance payments for other employees and expense associated with the impairment of certain long-lived leasehold improvement, property and equipment. The Company recorded restructuring charges of $584,661 during the nine months ended November 30, 2014 associated with this operational restructuring.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Total restructuring and acquisition charges incurred were comprised of the following for the nine months ended November 30, 2014:

Professional fees	$186,011
Severance/transitional compensation	212,027
Leasehold improvements, property and equipment impairment of long-lived assets	243,000
Acceleration of restricted stock unit vesting	65,049
Other	3,125

Total	$709,212

The Company did not incur any restructuring charges during the nine months ended November 30, 2015.

NOTE 12 – SALE OR DISTRIBUTION OF ASSETS

During the nine months ended November 30, 2015, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and financed the upgrade and reopening of a former franchised Rocky Mountain Chocolate Factory location. During the nine months ended November 30, 2014, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and four U-Swirl Company–owned cafés. These locations were sold for a combination of cash and notes receivable. Associated with these asset disposal activities, the Company recorded the following in the nine months ended November 30, 2015 and 2014:

	2015	2014
Cash received on asset sales	$-	$525,000
Notes receivable	264,433	431,244

NOTE 13 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to U-Swirl and used to finance U-Swirl’s business acquisitions (unpaid balance as of November 30, 2015, $5.4 million). As more fully described in Note 1, the Company and U-Swirl entered into the U-Swirl Loan Agreement pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. Pursuant to applicable accounting rules, the U-Swirl Loan Agreement is an intercompany balance and transaction that is eliminated in consolidation.

As of November 30, 2015 and February 28, 2015, notes payable consisted of the following:

	November 30, 2015	February 28, 2015

Promissory note	$5,390,807	$6,292,367
Less: current maturities	(1,242,066)	(1,208,888)
Long-term obligations	$4,148,741	$5,083,479

The following table summarizes annual maturities of our notes payable as of November 30, 2015:

Amount
2016	$305,684
2017	1,254,007
2018	1,302,526
2019	1,352,921
Thereafter	1,175,669
Total minimum payments	5,390,807
Less: current maturities	(1,242,066)

Long-term obligations	$4,148,741

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES

In January 2014, U-Swirl entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the CherryBerry Selling Parties”), pursuant to which U-Swirl acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, U-Swirl agreed to issue an aggregate of 4,000,000 shares of U-Swirl common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to U-Swirl and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, U-Swirl agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If U-Swirl was required to pay the shortfall payment at November 30, 2015, the shortfall payment would approximate $1,760,000. U-Swirl determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at November 30, 2015. In July and August 2015, the CherryBerry Selling Parties submitted to U-Swirl several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our 39%-owned subsidiary, U-Swirl, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenue and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2015, there were 3 Company-owned, 72 Cold Stone Creamery co-branded and 272 franchised Rocky Mountain Chocolate Factory stores operating in 41 states, Canada, Japan, South Korea, the Kingdom of Saudi Arabia and the United Arab Emirates. As of November 30, 2015, U-Swirl operated 9 Company-owned cafés and 217 franchised cafés located in 38 states, Canada, Turkey, and the United Arab Emirates . In fiscal year 2014, U-Swirl acquired the franchise rights of frozen yogurt stores branded as “Cherryberry”, “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt”, and U-Swirl currently operates and franchises self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, a publicly traded company (OTCQB: SWRL), in exchange for a 60% controlling equity interest in U-Swirl. Upon completion of these transactions, RMCF ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which are now being supported by U-Swirl. As of November 30, 2015, we held a 39% interest in U-Swirl. Additionally, we have the right to acquire approximately 29,290,700 shares of common stock of U-Swirl through the conversion of convertible debt owed by U-Swirl to our company. If the Company exercised this conversion right, we would hold approximately 74% of U-Swirl’s common stock as of November 30, 2015.

The most important factors in continued growth in our earnings are ongoing unit growth, increased same-store sales, increased same-store pounds purchased from the factory and sales of product to customers outside our systems of franchised and licensed stores.

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

Results of Operations

Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

Basic earnings per share decreased 50.0% from $.16 in the three months ended November 30, 2014 to $.08 in the three months ended November 30, 2015. Revenues decreased 7.1% from $10.6 million in the three months ended November 30, 2014 to $9.8 million in the three months ended November 30, 2015. Operating income decreased 19.4% from $1.6 million in the three months ended November 30, 2014 to $1.3 million in the three months ended November 30, 2015. Net income decreased 54.2% from $962,000 in the three months ended November 30, 2014 to $441,000 in the three months ended November 30, 2015. The decrease in revenues was primarily the result of lower factory sales and lower franchise-related revenues. The decrease in operating income was primarily the result of lower revenues, partially offset by lower operating costs. The decrease in net income and earnings per share is the result of a decline in operating income and an increase in the earnings attributable to the non-controlling interest in U-Swirl. The difference between the 19.4% decline in operating income and the 54.2% decrease in net income attributable to RMCF shareholders was due primarily to a derivative fair value charge of $710,000 in the three months ended November 30, 2015, versus a derivative fair value charge of $92,000 in the prior-year period (a derivative fair value charge benefits the non-controlling interest in our subsidiary).

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2015	2014	Change	Change
Factory sales	$7,107.3	$7,537.6	$(430.3)	(5.7%)
Retail sales	917.5	1,046.3	(128.8)	(12.3%)
Franchise fees	60.2	275.1	(214.9)	(78.1%)
Royalty and Marketing fees	1,722.3	1,702.6	19.7	1.2%
Total	$9,807.3	$10,561.6	$(754.3)	(7.1%)

Factory Sales

The decrease in factory sales for the three months ended November 30, 2015 versus the three months ended November 30, 2014 was primarily due to a 14.6% decrease in shipments of product to customers outside our network of franchise retail locations and a 1.7% decrease in purchases by our network of franchised and licensed stores. The decrease in shipments of products to customers outside our network of franchise retail location was the result of timing differences resulting in an increase in such shipments during the three months ended August 31, 2015 and a decrease during the three months ended November 30, 2015 when compared with the prior year periods. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 3.8% in the three months ended November 30, 2015, compared with the three months ended November 30, 2014.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of four Company-owned locations and the closure of a certain underperforming Company-owned location during the last fiscal year. Same store sales at all Company-owned stores and cafés decreased 3.5% in the three months ended November 30, 2015 compared to the three months ended November 30, 2014.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees for the three months ended November 30, 2014 compared to the three months ended November 30, 2015 resulted from a 12.3% decrease in franchise units in operation more than offset by higher same store sales and an increase in the effective royalty rate for Rocky Mountain Chocolate Factory franchise locations, the result of a decrease in franchise purchases. The average number of total franchise stores in operation decreased from 478 in the three months ended November 30, 2014 to 419 during the three months ended November 30, 2015. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation increased 1.1% during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. Franchise fee revenues decreased primarily as a result of the recognition of international license fees during the three months ended November 30, 2014 with no comparable fees recognized during the three months ended November 30, 2015.

Costs and Expenses	Three Months Ended November 30,		$	%
($’s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$4,859.4	$5,134.6	$(275.2)	(5.4%)
Cost of sales - retail	343.6	393.3	(49.7)	(12.6%)
Franchise costs	657.6	558.6	99.0	17.7%
Sales and marketing	593.8	608.5	(14.7)	(2.4%)
General and administrative	1,087.6	1,230.5	(142.9)	(11.6%)
Retail operating	670.0	724.6	(54.6)	(7.5%)
Total	$8,212.0	$8,650.1	$(438.1)	(5.1%)

Adjusted Gross Margin	Three Months Ended November 30,		$	%
($’s in thousands)	2015	2014	Change	Change

Factory adjusted gross margin	$2,247.9	$2,403.0	$(155.1)	(6.5%)
Retail	573.9	653.0	(79.1)	(12.1%)
Total	$2,821.8	$3,056.0	$(234.2)	(7.7%)

Adjusted Gross Margin	Three Months Ended November 30,		%	%
	2015	2014	Change	Change
(Percent)
Factory adjusted gross margin	31.6%	31.9%	(0.3%)	(0.9%)
Retail	62.6%	62.4%	0.2%	0.3%
Total	35.2%	35.6%	(0.4%)	(1.1%)

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

	Three Months Ended
	November 30,
($’s in thousands)	2015	2014
Factory adjusted gross margin	$2,247.9	$2,403.0
Less: Depreciation and Amortization	98.0	102.2
Factory GAAP gross margin	$2,149.9	$2,300.8

Cost of Sales

Factory margins decreased 30 basis points in the three months ended November 30, 2015 compared to the three months ended November 30, 2014 due primarily to increased costs of certain materials and a shift in product mix and customer mix in the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This change in customer and product mix resulted from a decrease in domestic franchise customers and an increase in sales of products to customers outside our franchise system during the three months ended November 30, 2015, compared to the three months ended November 30, 2014. The increase in Company-owned store margin is due primarily to a larger portion of retail revenues being derived by U-Swirl Company-owned cafés and the associated higher margins, compared to Company-owned Rocky Mountain Chocolate Factory locations.

Franchise Costs

The increase in franchise costs in the three months ended November 30, 2015 versus the three months ended November 30, 2014 is due primarily to increased franchise costs associated with supporting U-Swirl franchise units. In the six months ended February 28, 2014, U-Swirl was reorganized resulting in additional resources being allocated to the support of U-Swirl franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 36.9% in the three months ended November 30, 2015 from 28.2% in the three months ended November 30, 2014.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended November 30, 2015 compared to the three months ended November 30, 2014 is primarily due to higher marketing related costs for Rocky Mountain Chocolate Factory, more than offset by lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined because of lower marketing fee revenues because of fewer franchise stores in operation.

General and Administrative

The decrease in general and administrative costs for the three months ended November 30, 2015 compared to the three months ended November 30, 2014 is due primarily to the reorganization of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs, partially offset by an increase in professional fees. For the three months ended November 30, 2015, approximately $287,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $391,000 in the three months ended November 30, 2014. As a percentage of total revenues, general and administrative expenses decreased to 11.1% in the three months ended November 30, 2015 compared to 11.7% in the three months ended November 30, 2014.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended November 30, 2015 compared to the three months ended November 30, 2014 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 69.3% in the three months ended November 30, 2014 to 73.0% in the three months ended November 30, 2015. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $344,000 in the three months ended November 30, 2015 decreased 4.0% from $358,000 incurred in the three months ended November 30, 2014. This decrease was the result of fewer Company-owned store assets in service.

Other Income

Net interest expense was $38,800 in the three months ended November 30, 2015 compared to net interest expense of $44,500 incurred in the three months ended November 30, 2014. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2015 was 36.2%, compared to 36.7% for the three months ended November 30, 2014. The decrease of 0.5% was primarily the result of the change in U-Swirl net operating income. During the three months ended November 30, 2015 and November 30, 2014 there was no income tax expense recognized on U-Swirl income. U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired a 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Nine Months Ended November 30, 2015 Compared to the Nine Months Ended November 30, 2014

Basic earnings per share decreased 17.1% from $.41 in the nine months ended November 30, 2014 compared to $.34 in the nine months ended November 30, 2015. Revenues decreased 3.0% to $29.4 million for the nine months ended November 30, 2015 compared to $30.3 million in the nine months ended November 30, 2014. Operating income increased 0.7% from $4.3 million in the nine months ended November 30, 2014 to $4.4 million in the nine months ended November 30, 2015. Net income decreased 22.2% from $2.6 million in the nine months ended November 30, 2014 to $2.0 million in the nine months ended November 30, 2015. The increase in operating income was due primarily to an overall decrease in operating expenses. The increase in operating income was more than offset by an increase in net income attributable to non-controlling interest for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. The difference between the 0.7% increase in operating income and the 22.2% decrease in net income attributable to RMCF shareholders was due primarily to a derivative fair value charge of $1.1 million in the nine months ended November 30, 2015, versus a derivative fair value charge of $333,000 in the prior-year period (a derivative fair value charge benefits the non-controlling interest in our subsidiary).

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2015	2014	Change	Change
Factory sales	$18,600.1	$18,183.6	$416.5	2.3%
Retail sales	3,880.0	4,925.0	(1,045.0)	(21.2%)
Franchise fees	444.4	480.4	(36.0)	(7.5%)
Royalty and marketing fees	6,521.4	6,752.2	(230.8)	(3.4%)
Total	$29,445.9	$30,341.2	$(895.3)	(3.0%)

Factory Sales

The increase in factory sales for the nine months ended November 30, 2015 versus the nine months ended November 30, 2014 was primarily due to an 11.4% increase in shipments of product to customers outside our network of franchised retail stores. This increase was primarily the result of the addition of new customers outside our network of licensed and franchised retail stores. This increase was partially offset by a 5.7% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 1.9% decrease in same-store pounds purchased by our network of franchise and license stores.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of five Company-owned locations and the closure of a certain underperforming Company-owned café. Same store sales at all Company-owned stores and cafés decreased 2.0% in the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. Same-store sales at U-Swirl cafés decreased 1.9% in the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2015 resulted from an 11.3% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 485 in the nine months ended November 30, 2014 to 430 during the nine months ended November 30, 2015. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation increased 0.2% during the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. Franchise fee revenues decreased as a result of fewer domestic franchise unit openings during the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$13,171.3	$12,530.5	$640.8	5.1%
Cost of sales - retail	1,277.0	1,698.5	(421.5)	(24.8%)
Franchise costs	1,871.1	1,623.5	247.6	15.3%
Sales and marketing	1,832.8	1,838.4	(5.6)	(0.3%)
General and administrative	3,550.8	3,817.0	(266.2)	(7.0%)
Retail operating	2,318.4	2,697.2	(378.8)	(14.0%)
Total	$24,021.4	$24,205.1	$(183.7)	(0.8%)

Adjusted gross margin	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2015	2014	Change	Change

Factory adjusted gross margin	$5,428.8	$5,653.1	$(224.3)	(4.0%)
Retail	2,603.0	3,226.5	(623.5)	(19.3%)
Total	$8,031.8	$8,879.6	$(847.8)	(9.5%)

Adjusted Gross Margin	Nine Months Ended
	November 30,		%	%
	2015	2014	Change	Change
(Percent)
Factory adjusted gross margin	29.2%	31.1%	(1.9%)	(6.1%)
Retail	67.1%	65.5%	1.6%	2.4%
Total	35.7%	38.4%	(2.7%)	(7.0%)

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

	Nine Months Ended
	November 30,
($’s in thousands)	2015	2014
Factory adjusted gross margin	$5,428.8	$5,653.1
Less: Depreciation and Amortization	300.7	292.6
Factory GAAP gross margin	$5,128.1	$5,360.5

Costs and Expenses

Cost of Sales

Factory margins decreased 190 basis points in the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014 due primarily to increased costs of certain materials and a shift in product mix and customer mix in the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. Product and customer mix changed during the nine months ended November 30, 2015 primarily as a result of new customers outside of our system of franchise and licensed locations and additional product offerings to these customers. This change in customer and product mix resulted from a decrease in domestic franchise customers and an increase in sales of products to customers outside our franchise system during the nine months ended November 30, 2015, compared to the nine months ended November 30, 2014. The increase in Company-owned store margin is due primarily to a larger portion of retail revenues being derived by U-Swirl Company-owned cafés and the associated higher margins, compared to Company-owned Rocky Mountain Chocolate Factory locations.

Franchise Costs

The increase in franchise costs in the nine months ended November 30, 2015 versus the nine months ended November 30, 2014 is due primarily to franchise costs associated with supporting U-Swirl franchise units. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 26.9% in the nine months ended November 30, 2015 from 22.4% in the nine months ended November 30, 2014. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs.

Sales and Marketing

Sales and marketing costs were approximately unchanged in the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014.

General and Administrative

The decrease in general and administrative costs for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014 is due primarily to the reorganization of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs, partially offset by an increase in professional fees. For the nine months ended November 30, 2015, approximately $956,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $1,378,700 in the nine months ended November 30, 2014. As a percentage of total revenues, general and administrative expenses decreased to 12.1% in the nine months ended November 30, 2015 compared to 12.6% in the nine months ended November 30, 2014.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 54.8% in the nine months ended November 30, 2014 to 59.8% in the nine months ended November 30, 2015. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $1,064,000 in the nine months ended November 30, 2015 decreased 3.0% from $1,097,000 incurred in the nine months ended November 30, 2014. This decrease was the result of fewer Company-owned store assets in service.

Restructuring and acquisition related charges

There were no restructuring and acquisition related charges during the nine months ended November 30, 2015, compared to $709,200 during the nine months ended November 30, 2014. The decline is primarily the result of U-Swirl management restructuring activities and costs associated with business acquisitions and the associated expenses incurred during the nine months ended November 30, 2014 with no comparable activity during the current year.

Other Income

Net interest expense was $126,600 in the nine months ended November 30, 2015, a decrease of 9.6% compared to net interest expense of $140,000 in the nine months ended November 30, 2014. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2015 was 30.4%, compared to 32.7% for the nine months ended November 30, 2014. The decrease of 2.3% was primarily the result of the change in U-Swirl net operating income and associated provision for income taxes. There was no income tax expense recognized on U-Swirl income before income taxes for the nine months ended November 30, 2014 while income tax expense at an effective rate of 4.0% was recognized during the nine months ended November 30, 2015 on U-Swirl income before income taxes. U-Swirl has significant net operating loss carryovers and no income tax expense was recognized in the nine months ended November 30, 2014. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its 60% ownership interest in January 2013. Our effective income tax rate may increase in future periods, or for the full year as a result of estimates related to the income tax liability arising from the income before income taxes of U-Swirl.

Liquidity and Capital Resources

As of November 30, 2015, working capital was $7.4 million, compared with $9.4 million as of February 28, 2015, a decrease of $2.0 million. The decrease in working capital was primarily due to the payment of dividends, payments on long term debt and repurchases of common stock partially offset by positive operating results.

Cash and cash equivalent balances decreased $2.0 million from $7.2 million as of February 28, 2015 to $5.2 million as of November 30, 2015 as a result of cash flow used by financing activities, including repayment of indebtedness, payment of dividends and stock repurchases. Our current ratio was 1.9 to 1 at November 30, 2015 compared to 2.1 to 1 at February 28, 2015. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the nine months ended November 30, 2015, we had net income of $2,947,215. Operating activities provided cash of $4,605,010, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $1,064,211 and stock compensation expense of $615,740. During the comparable 2014 period, we had net income of $2,821,299, and operating activities provided cash of $4,486,073. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $1,097,404 and stock compensation expense of $700,526.

For the nine months ended November 30, 2015, investing activities used cash of $558,244, primarily due to the purchases of property and equipment of $625,180. In comparison, investing activities provided cash of $296,205 during the nine months ended November 30, 2014 primarily due to the sale of certain assets.

Financing activities used cash of $6,050,217 for the nine months ended November 30, 2015 and used cash of $2,781,702 during the prior year period. This was primarily due to increased cash used to repurchase common stock during the nine months ended November 30, 2015.

We have a $5.0 million ($5.0 million available as of November 30, 2015) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2015, we were in compliance with all such covenants. The line is subject to renewal on September 30, 2017. As of November 30, 2015, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to U-Swirl and used to finance business acquisitions by U-Swirl (unpaid balance as of November 30, 2015, $5.4 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020, with amortized principal and accrued interest due monthly on the promissory note. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of November 30, 2015, we were in compliance with all such covenants.

At the time the Company entered into the promissory note described above, the Company entered into a loan and security agreement with U-Swirl (the “U-Swirl Loan Agreement”), pursuant to which U-Swirl could borrow up to $7.75 million from the Company to fund acquisitions. At November 30, 2015, $6.3 million was outstanding under the U-Swirl Loan Agreement. Borrowings under the U-Swirl Loan Agreement are payable in cash or conversion of the obligations into capital stock of U-Swirl, or a combination thereof, at the discretion of the Company. The U-Swirl Loan Agreement is secured by all of the assets of U-Swirl and its subsidiaries. In addition, U-Swirl is subject to various financial and leverage covenants under the U-Swirl Loan Agreement. U-Swirl was not compliant with the covenants at November 30, 2015. The loan covenants require U-Swirl to maintain consolidated adjusted EBITDA of $1,804,000 for the twelve months ended November 30, 2015. At November 30, 2015 U-Swirl reported $1,318,000 of adjusted EBITDA. Pursuant to the U-Swirl Loan Agreement, upon the occurrence and continuance of an event of default, among other remedies, we may charge interest on all amounts due under the loan at the default rate of 15% per annum, accelerate payment of all amounts due under the loan, foreclose on our security interest, and/or convert any amounts due under the loan to capital stock of U-Swirl at a premium.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the nine months ended November 30, 2015, the Company repurchased 233,302 shares under the repurchase plan at an average price of $12.99 per share. As of November 30, 2015, approximately $989,700 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

As of November 30, 2015, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of November 30, 2015, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $103,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2015, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

We have a $7.0 million promissory note interest at a fixed rate of 3.75% annually. As of November 30, 2015, $5.4 million was outstanding under the note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of November 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2015—September 30, 2015	12,005	$12.00	12,005	$989,704
October 1, 2015—October 31, 2015	-	-	-	$989,704
November 1, 2015—November 30, 2015	-	-	-	$989,704
Total	12,005	$12.00	12,005	$989,704

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

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015).

10.1*	Revolving Line of Credit , dated October 30, 2015 in the amount of $5,000,000, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc.

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: January 14, 2016	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director