Form 10-K
period 2016-02-29
Rocky Mountain Chocolate Factory, Inc.
filed 2016-05-23
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes _____     No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes _____     No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X        No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____	Accelerated filer
Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ____      No    X

The aggregate market value of our common stock (based on the closing price as quoted on the NASDAQ Global Market on August 31, 2015, the last business day of our most recently completed second fiscal quarter) held by non-affiliates was $53,532,054. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of our outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 17, 2016, there were 5,829,782 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K . The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 29, 2016.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of U-Swirl International, Inc., receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in this Annual Report in Item 1A. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2016, there were 3 Company-owned, 96 licensee-owned and 272 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, the Kingdom of Saudi Arabia and the United Arab Emirates. As of March 31, 2016, U-Swirl operated 8 Company-owned cafés and 210 franchised cafés located in 38 states, Canada, Turkey and the United Arab Emirates. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 29, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all, or any portion of, the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016.

Approximately 50% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

The trade dress of the Aspen Leaf Yogurt, CherryBerry, Yogli Mogli, Josie’s Frozen Yogurt, Fuzzy Peach, Let’s Yo! and Yogurtini locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (65%-62%-64%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (12%-15%-17%) and (iii) the collection of initial franchise fees and royalties from franchisees (23%-23%-19%). Approximately 96% of our revenues are derived from domestic sources, with 4% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2016, 2015 and 2014, respectively.

According to the National Confectioners Association, the total U.S. candy market approximated $34.5 billion of retail sales in 2014 with chocolate generating sales of approximately $21.1 billion and candy sales per capita of $108.14, an increase of 1.8% when compared to 2013.

According to Ice Cream and Frozen Desserts in the U.S.: Markets and Opportunities in Retail and Foodservice, 6th Edition, published in January 2010 by Packaged Facts, the frozen dessert industry is a large and growing industry. In 2009, the U.S. market for ice cream and related frozen desserts, including frozen yogurt and frozen novelties, grew two percent to $25 billion.

Business Strategy

Our objective is to build on our position as a leading international franchisor and manufacturer of high quality chocolate, other confectionery products and frozen yogurt. We continually seek opportunities to profitably expand our business. To accomplish this objective, we employ a business strategy that includes the following elements:

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

Customer Service Commitment

We emphasize excellence in customer service in our stores and cafés and seek to employ and to sell franchises to motivated and energetic people. We also foster enthusiasm for our customer service philosophy and our concepts through our regional meetings and other frequent contacts with our franchisees. Rocky Mountain Chocolate Factory holds a biennial convention for franchisees.

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

2012	1.1%
2013	0.2%
2014	1.2%
2015	3.1%
2016	1.6%

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

2012	*
2013	*
2014	*
2015	*
2016	(1.4%	)

*Same store sales for acquired brands are reported after 24 months of operation as a part of our network of domestic franchise stores. Because the majority of our frozen yogurt franchise brands were acquired in January 2014, the earliest period same store sales are reported is for FY 2016.

We have designed a contemporary and coordinated line of packaged products that we believe capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that the successful launch of new packaging has had a positive impact on same store sales.

Increase Same Store Pounds Purchased by Existing Locations

In FY 2016, same store pounds purchased by franchisees and licensees declined 1.5% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe historical decreases in same store pounds purchased were due, in part, to a product mix shift from factory-made products to products made in the store such as caramel apples.

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

Acquisition Opportunities

We plan to evaluate other businesses and opportunities that would be complementary to our business, including both our candy products and the frozen yogurt business. Beginning in January 2013 with the acquisition of a controlling interest in U-Swirl, we began an initiative to improve profitability through the acquisition of self-serve frozen yogurt franchise systems. We believe that the rapid growth of the self-serve frozen yogurt market has created a highly fragmented franchise environment. We believe we can leverage the strategies we’ve developed over time to improve our profitability and bring the benefits of scale to smaller franchisors. During FY 2013 and FY 2014, we acquired Yogurtini, Josie’s Frozen Yogurt, CherryBerry, Yogli Mogli and Fuzzy Peach frozen yogurt concepts. During FY 2016, we acquired the Let’s Yo! Frozen Yogurt concept.

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

Rocky Mountain Chocolate Factory Name Recognition and New Market Penetration

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of March 31, 2016, our partner’s franchisees operated 76 co-branded locations, our franchisees operated 17 locations and three Company-owned co-branded units were in operation.

We have previously entered into franchise developments and licensing agreements for the expansion of our franchise stores in Canada, the United Arab Emirates, the Kingdom of Saudi Arabia, South Korea and Japan. We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.

International units in operation were as follows at March 31, 2016:

Rocky Mountain Chocolate Factory
Canada	62
Japan	4
Philippines	1
Saudi Arabia	2
South Korea	5
United Arab Emirates	5
U-Swirl Cafés (Including all associated brands)
Canada	2
Turkey	1
United Arab Emirates	5
Total	87

Products and Packaging

We produce approximately 300 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 130 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. On average, approximately 45% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 50% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products such as ice cream, coffee and other sundries, purchased from approved suppliers.

Approximately 31% of our product sales result from the sale of products outside of our system of franchised and licensed locations (specialty markets). The majority of sales outside our system of franchised and licensed locations are the result of a single customer. In the twelve months ended February 29, 2016 this customer represented 63% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Chocolate candies that we manufacture are sold at prices ranging from $17.90 to $28.95 per pound, with an average price of $21.98 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Our frozen yogurt cafés feature a high quality yogurt that we believe is superior to products offered by many of our competitors. Our product is nationally distributed and consistent among our cafés. Most cafés feature 8-16 flavor varieties, including custom and seasonal specialty flavors. Our toppings bars feature up to 70 toppings allowing for a customizable frozen dessert experience. Cafés typically sell frozen yogurt by the ounce with prices generally ranging between $0.44 and $0.59 per ounce.

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 29, 2016 include:

Regional Centers	23.1%
Outlet Centers	22.1%
Festival/Community Centers	22.1%
Tourist Areas	15.4%
Street Fronts	7.7%
Airports	4.1%
Other	5.5%

Regional Centers

As of February 29, 2016, there were Rocky Mountain Chocolate Factory stores in approximately 45 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

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

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 29, 2016, there were approximately 30 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the River Walk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition.

Other Environments

We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. Eight franchised Rocky Mountain Chocolate Factory stores exist at airport locations.

Strip/Convenience Centers

Our self-serve frozen yogurt locations are primarily located in strip and convenience center locations. Such centers generally have convenient parking and feature many retail entities without enclosed connecting walkways. Such centers generally offer favorable rents and the ability to operate during hours when other operating environments are closed, such as late at night.

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January, 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking). As of March 31, 2016, there were 272 franchised stores in the Rocky Mountain Chocolate Factory system. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

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

International Franchising and Licensing

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia. Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2016, Immaculate Confections operated 62 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Kuwait and Oman with Al Muhairy Group of United Arab Emirates. Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2016, Al Muhairy Group operated five stores under this agreement.

Our business was significantly affected by the global recession during 2008-2009. During this period there was a decrease in leads and qualified franchisees for domestic franchise growth. Amidst this environment we initiated a program to focus on international expansion. International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally we require an initial license fee and commitment to a development schedule. International license agreements in place at February 29, 2016 include the following:

●

In April 2012, we entered into a Master Licensing Agreement covering the country of Japan with a strategic licensee based in Hong Kong. As of March 31, 2016, four units were operating under this Agreement. The licensee has not developed Japan in accordance with the development schedule and we are evaluating ways to retain licensee operations in Japan.

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2016, five units were operating under this agreement.

●	In March 2013, we entered into a Licensing Agreement in the Kingdom of Saudi Arabia. As of March 31, 2016, two units were operating under this agreement.

●	In October 2014, we entered into Licensing Agreements in the country of the Philippines. As of March 31, 2016 1 unit was in operation under the agreement.

●	Through our U-Swirl subsidiary we have additional international development agreements covering the countries of Turkey, Pakistan, Canada and the United Arab Emirates.

Co-branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2016, Cold Stone Creamery franchisees operated 76 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2016, there were 20 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a comprehensive training program in store operations and management. We have established a training center at our Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. U-Swirl franchisees are required to complete a similar training program. Topics covered in the training course include our philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow by terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to our operations by working in key factory operational areas and by meeting with members of our senior management.

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

The Franchise Agreement: Terms and Conditions

The domestic offer and sale of our franchise concepts are made pursuant to the respective Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchisor to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

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

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 29, 2016, approximately $651,000 was included in notes receivable as a result of this program. As of March 31, 2016 there were 19 units in operation by graduates of the MWSU entrepreneurial program.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations. The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval. At February 29, 2016, approximately $35,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2016, there were three company-owned Rocky Mountain Chocolate Factory stores and eight company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

Ingredients

The principal ingredients used in our products are chocolate, nuts, sugar, corn syrup, cream and butter. The factory receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to assure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between six to eighteen months for these products. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for most essential ingredients and therefore believe that the loss of any supplier would not have a material adverse effect on our business or results of operations. We currently purchase small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores.

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

We have not historically, and do not intend to, engage in national traditional media advertising in the near future. Consistent with our commitment to community support, we aggressively seek opportunities to participate in local and regional events, sponsorships and charitable causes. This support leverages low cost, high return publicity opportunities for mutual gain partnerships. Through programs such as Fudge for Troops, and collaborations with Sylvan Learning Centers and other national/local organizations focused on youth/leadership development and underserved populations in our community we have developed relationships that define our principal platforms, and contribute to charitable causes that provide great benefits at a national level.

Internet and Social Media

Beginning in 2010, we initiated a program to leverage the marketing benefits of various social media outlets. These low cost marketing opportunities seek to leverage the positive feedback of our customers to expand brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a powerful tool to build brand recognition, increase repeat exposure and enhance dialogue with consumers about their preferences and needs. To date, 299 stores have location specific websites and 328 stores have location specific Facebook® pages dedicated to help customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

Licensing

We have developed relationships and utilized licensing partners to leverage the equity of the Rocky Mountain Chocolate Factory brand. These licensed products place our brand and story in front of consumers in environments where they regularly shop but may not be seeing our brand at present. We regularly review product opportunities and selectively pursue those we believe will have the greatest impact. The most recent example is the announcement of our Rocky Mountain Chocolate Factory Chocolatey Almond breakfast cereal manufactured, marketed, and distributed by Kellogg’s Company. Some of our specialty markets customers (customers outside our system of franchised domestic retail locations) have worked with us to offer licensed products alongside products we produce to further enhance brand placement and awareness.

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

In connection with U-Swirl’s frozen yogurt café operations, the following marks are owned by U-Swirl and have been registered with the U.S. Patent and Trademark Office: “U-Swirl Frozen Yogurt And Design”; “U-Swirl Frozen Yogurt”; “U-Swirl”; “U and Design”; “Worth The Weight”; “Frequent Swirler”; “Yogurtini”; “CherryBerry Self-Serve Yogurt Bar”; “Yogli Mogli”; “Best on the Planet”; “Fuzzy Peach”; “U-Swirl-N-Go”; and “Serve Yo Self”. The “U-Swirl Frozen Yogurt and Design” (a logo) is also registered in Mexico and U-Swirl has a registration for “U-Swirl” in Canada.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Employees

At February 29, 2016, we employed approximately 300 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Regulation

Each of the Company-owned, franchised stores and U-Swirl cafés is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approvals could delay or prevent the opening of new stores. New stores must also comply with landlord and developer criteria.

Many states have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises. We are also subject to the Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises and ongoing disclosure obligations.

Additionally, certain states have enacted and others may enact laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. Although these laws and regulations, and related court decisions, may limit our ability to terminate franchises and alter franchise agreements, we do not believe that such laws or decisions will have a material adverse effect on our franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and we are unable to predict the effect on our intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisors.

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

Financial Information About Segments

See Note 9 “Operating Segments” to our consolidated financial statements included in this Annual Report in Part II. Item 8. “Financial Statements and Supplementary Data” for financial information relating to our segments.

Available Information

The Internet address of our website is www.rmcf.com. Additional websites specific to our franchise opportunities are www.sweetfranchise.com and www.u-swirl.com.

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

Item 1A. RISK FACTORS

General Economic Conditions Could Have a Material Adverse Effect on our Business, Results of Operations and Liquidity.

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

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.

Revenue from one customer of the Company’s manufacturing segment represented approximately $5.2 million or 13% of the Company’s revenues during the year ended February 29, 2016. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Our Growth is Dependent Upon Attracting and Retaining Qualified Franchisees and Their Ability to Operate Their Franchised Stores Successfully.

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

Our Expansion Plans Are Dependent on the Availability of Suitable Sites for Franchised Stores at Reasonable Occupancy Costs.

Our expansion plans are critically dependent on our ability to obtain suitable sites at reasonable occupancy costs for our franchised stores in high foot traffic retail environments. There is no assurance that we will be able to obtain suitable locations for our franchised stores and kiosks in this environment at a cost that will allow such stores to be economically viable.

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced By Third Parties Could Adversely Affect Our Operations.

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

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results have fluctuated as follows: (a) from 0.2% to 3.1% for annual results; (b) from (2.9%) to 7.5% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

Increases in Costs Could Adversely Affect Our Operations.

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

The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control.

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

We Now Own 100% of the Operations of U-Swirl, Which Has a History of Losses and May Continue to Report Losses in the Future.

In January 2013, we obtained a controlling ownership interest in SWRL. This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt). SWRL has historically reported net losses and may continue to report losses in future periods. In February 2016, we foreclosed on the all of the outstanding common stock of U-Swirl (the operating subsidiary of SWRL) in full satisfaction of the obligations under the SWRL Loan Agreement, meaning that U-Swirl is now a wholly-owned subsidiary of the Company. If U-Swirl continues to report losses, those losses will be attributed only to the Company’s stockholders.

We And Our Subsidiaries May Be Unable To Successfully Integrate The Operations Of Acquired Businesses And May Not Achieve The Cost Savings And Increased Revenues Anticipated As A Result Of These Acquisitions.

Over the past three years, U-Swirl has acquired a number of other yogurt franchising businesses. Achieving the anticipated benefits of acquisitions will depend in part upon our and our subsidiaries’ ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we and our subsidiaries may be unable to accomplish the integration smoothly or successfully. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of our or our subsidiaries’ businesses and the loss of key personnel from us or the acquired businesses. Our and our subsidiaries’ strategy is, in part, predicated on the ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of our products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control.

The Seasonality of Our Sales and New Store Openings Can Have a Significant Impact on Our Financial Results from Quarter to Quarter.

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

We Are Subject to Federal, State and Local Regulation.

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

Changes in Consumer Tastes and Trends Could Have a Material Adverse Effect on Our Operations.

The sale of our products is affected by changes in consumer tastes and eating habits, including views regarding consumption of chocolate and frozen yogurt. Numerous other factors that we cannot control, such as economic conditions, demographic trends, traffic patterns and weather conditions, influence the sale of our products. Changes in any of these factors could have a material adverse effect on us and our results of operations.

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 29, 2016 and February 28, 2015 was $78,200 and $67,400, respectively.

Our Expansion Into New Markets May Present Increased Risks Due To Our Unfamiliarity With Those Areas And Our Target Customers’ Unfamiliarity With Our Brands.

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

We May Not Be Able To Successfully Execute A Franchising And Area Developer Strategy Or Attract Independent Franchise Developers.

To achieve our expansion goals, we have adopted a franchising and area developer model into our business strategy.  We have also acquired businesses that have adopted a similar developer model. We plan to solicit franchisees for our U-Swirl concept.  We may not be successful in attracting franchisees and developers to the U-Swirl concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our U-Swirl locations or to develop or operate successfully our frozen yogurt locations in a manner consistent with our standards.    Further, incorporating a franchising and area developer model into our strategy has required us to devote significant management and financial resources to prepare for and support the eventual sale of franchises.  If we are not successful in incorporating a franchising or area developer model into our strategy, or we are unsuccessful in attracting independent franchise developers, we may experience delays in our growth, or may not be able to expand and grow our business.

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

Issues Or Concerns Related To The Quality And Safety Of Our Products, Ingredients Or Packaging Could Cause A Product Recall And/Or Result In Harm To The Company’s Reputation, Negatively Impacting Our Results of Operations.

In order to sell our products, we need to maintain a good reputation with our customers and consumers. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our Company’s image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption. In addition, we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. Costs associated with these potential actions could negatively affect our results of operations.

Disruption To Our Manufacturing Operations Or Supply Chain Could Impair Our Ability To Produce Or Deliver Finished Products, Resulting In A Negative Impact On Our Results of Operations.

All of our manufacturing operations are located in Durango, Colorado. Disruption to our manufacturing operations or our supply chain could result from a number of factors. We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur. However, if we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted.

Our Financial Results May Be Adversely Impacted By The Failure To Successfully Execute Or Integrate Acquisitions, Divestitures And Joint Ventures.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers, sellers or business partners; perform effective assessments prior to contract execution; negotiate contract terms; and, if applicable, obtain government approval. These activities may present certain financial, managerial, staffing and talent, and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations; and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, divestitures or joint ventures are not successfully implemented or completed, there could be a negative impact on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2016, our factory produced approximately 2.74 million pounds of chocolate candies, which was an increase of 3% from the approximately 2.67 million pounds produced in FY 2015. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303. U-Swirl also has an office located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, in approximately 5,200 square feet of space leased for a term of five years expiring in July 2018. The rent is approximately $2,800 per month. As of May 1, 2015, we have a signed sublease agreement for this location.

As of February 29, 2016, all three Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2018 to January 2026, some of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 400 to 3,000 square feet and have varying expiration dates from April 2016 to February 2020, some of which contain optional five or ten-year renewal rights. We currently have 8 café leases in place, which range between $3,300 and $7,500 per month, exclusive of common area maintenance charges and taxes.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2016, we were the primary lessee at 9 of our 397 franchised stores and one office location. The subleases for such locations are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 ”Commitments and Contingencies” to our consolidated financial statements included in Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as described below, we are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (together with the CherryBerry Entities, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties. Pursuant to the CherryBerry Purchase Agreement, if the proceeds from the sale of any of the CB Shares on the open market was less than $0.50 per share and the CherryBerry Selling Parties complied with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

In August 2015, SWRL filed a lawsuit against the CherryBerry Selling Parties, a former officer and director of SWRL and unknown other parties, in the District Court for La Plata County, Colorado, alleging wrongful actions on their part to cause the price of SWRL’s common stock to decline and thereafter making an improper demand for the shortfall payment described above, and certain other actions in violation of various provisions of the CherryBerry Purchase Agreement. SWRL sought unspecified damages, attorney’s fees, other costs, and a determination that the shortfall payment arrangement is void. In September 2015, the CherryBerry Selling Parties filed an answer and counterclaim to the lawsuit in the U.S. District Court for the District of Colorado, and moved the lawsuit to federal court in the U.S. District Court for the District of Colorado (the “Colorado District Court”). In addition, the CherryBerry Entities added RMCF to the lawsuit through a third-party complaint. The complaint alleged that SWRL materially breached the CherryBerry Purchase Agreement by not paying the shortfall payment, that SWRL is the alter ego of RMCF and RMCF is liable for any obligations of SWRL, and that the SWRL Loan Agreement should be recharacterized as equity. The CherryBerry Entities sought payment in full of the shortfall payment under the CherryBerry Purchase Agreement, declaratory judgements that SWRL is the alter ego of RMCF and the SWRL Loan Agreement should be recharacterized as equity, and interest, attorney’s fees, costs and other equitable relief.

On January 13, 2016, the CherryBerry Entities dismissed without prejudice their counterclaim and third-party complaint from the Colorado District Court, and thereafter on January 13, 2016, the CherryBerry Entities refiled the exact claims (the “Oklahoma Action”) in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”). Also on January 13, 2016, RMCF filed a lawsuit against the CherryBerry Entities in the Colorado District Court seeking a declaratory judgment that it is not the alter ego of SWRL and that the SWRL Loan Agreement should not be re-characterized as equity (the “Colorado Action”). On that same date, SWRL filed a complaint against the CherryBerry Selling Parties asserting the same claims as it had asserted previously. RMCF filed a motion to dismiss for lack of jurisdiction and improper venue and in the alternative a motion to transfer venue in response to the Oklahoma Action, and the CherryBerry Selling Parties subsequently filed a motion to dismiss the Colorado Action. In April 2016, the Colorado District Court granted in part the CherryBerry Selling Parties’ motion and administratively closed the case. In addition, in April 2016, the Oklahoma Court denied RMCF’s motion (and SWRL’s similar motion). On April 8, 2016, the CherryBerry Entities moved to add RMCF as a defendant on the alter ego and re-characterization claims in the Oklahoma Action. On May 9, 2016, the Oklahoma Court granted that application and we intend to file an answer or other responses to the action. We intend to vigorously assert and defend our rights in this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the trading symbol “RMCF.” The table below sets forth high and low sales price information and dividends declared for our common stock for each quarter of FY 2016 and FY 2015.

Fiscal Year Ended February 29, 2016

	HIGH	LOW	Dividends declared
Fourth Quarter	$11.05	$9.30	$0.1200
Third Quarter	$12.35	$10.75	$0.1200
Second Quarter	$13.39	$11.56	$0.1200
First Quarter	$15.40	$12.65	$0.1200

Fiscal Year Ended February 28, 2015

	HIGH	LOW	Dividends declared
Fourth Quarter	$15.60	$12.26	$0.1200
Third Quarter	$13.30	$11.89	$0.1100
Second Quarter	$13.49	$11.33	$0.1100
First Quarter	$12.21	$11.40	$0.1100

Holders

On May 17, 2016, there were approximately 317 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 11, 2016 to stockholders of record on February 26, 2016. The dividends paid by the Company for the past two fiscal years are outlined in the table above. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, cash flows and capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long term interest of stockholders. We are subject to various financial covenants related to our line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

Repurchases

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During FY 2016, the Company repurchased 233,302 shares under the repurchase plan at an average price of $12.99 per share. As of February 29, 2016, approximately $990,000 remains available under the repurchase plan for further stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2012 through 2016, are derived from the consolidated financial statements of the Company, which have been audited by EKS&H LLLP, our independent registered public accounting firm. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

All material inter-Company balances have been eliminated upon consolidation.

(Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data
	2016	2015	2014	2013	2012
Total revenues	$40,457	$41,508	$39,185	$36,315	$34,627
Operating income	3,713	5,965	5,236	2,540	5,853
Net income	$4,426	$3,938	$4,392	$1,478	$3,876

Basic Earnings per Common Share	$0.75	$0.64	$0.72	$0.24	$0.63

Diluted Earnings per Common Share	$0.73	$0.61	$0.68	$0.24	$0.62

Weighted average common shares outstanding	5,894	6,144	6,100	6,079	6,111
Weighted average common shares outstanding, assuming dilution	6,095	6,413	6,437	6,219	6,295
Selected Balance Sheet Data
Working capital	$7,433	$9,371	$8,884	$8,981	$10,573
Total assets	30,316	34,138	35,153	23,834	24,163
Long-term debt	3,831	5,083	6,292	-	-
Stockholders’ equity	18,479	19,738	19,852	17,389	18,736

Cash Dividend Declared per Common Share	$0.480	$0.450	$0.440	$0.440	$0.400

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2016, there were 3 Company-owned, 96 licensee-owned and 272 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, the Kingdom of Saudi Arabia and the United Arab Emirates. As of March 31, 2016, U-Swirl operated 8 Company-owned stores and 210 franchised stores located in 38 states, Canada, Turkey and the United Arab Emirates. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 29, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016.

Current Trends and Outlook

Our business was significantly affected by the global recession during 2008-2009. We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved from FY 2012 to FY 2016, though we do not believe that the challenges have fully reversed. As a result, we intend to continue to focus on managing the business in a seasoned, disciplined and controlled manner.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession. Limited financing alternatives for domestic franchise growth have led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2016 and we expect to continue into the foreseeable future.

Going forward in FY 2017, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2016, same store pounds purchased from the factory by franchised and co-branded licensed stores declined approximately 1.0% in the first quarter, declined approximately 0.6% in the second quarter, declined approximately 3.8% in the third quarter, declined approximately 1.6% in the fourth quarter, and declined 1.5% overall in FY 2016 as compared to the same periods in FY 2015.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery. The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to several hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We have additionally agreed to develop co-branded locations through U-Swirl and their associated brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 29, 2016, Cold Stone licensees operated 76 co-branded locations, our U-Swirl franchisees operated 17 co-branded locations and we have co-branded 3 of our Company-owned cafés.

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

We recorded an average expense of approximately $200,500 per year for potential uncollectible accounts over the three-year period ended February 29, 2016. Write-offs of uncollectible accounts net of recoveries averaged approximately $175,600 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 8.8% to 12.6% of gross receivables.

Revenue Recognition - We recognize revenue on sales of products to franchisees and other customers at the time of delivery. Franchise fee revenue is recognized upon the opening of the store. International license fees are recognized upon the execution of the license agreement and payment of the license fee. We recognize a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory and U-Swirl franchised stores’ gross retail sales and a royalty fee based on gross retail sales. Beginning with franchise store openings in the third quarter of FY 2004, we modified our royalty structure. Under the current structure, we recognize no royalty on Rocky Mountain Chocolate Factory franchised stores’ retail sales of products purchased from us and recognize a ten percent (10%) royalty on all other sales of product sold at franchise locations. For franchise stores opened prior to the third quarter of FY 2004 we recognize a royalty fee of five percent (5%) of franchised stores’ gross retail sales. Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to company-owned locations are offset against operating costs.

Inventories - Our inventories are stated at the lower of cost or market value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 29, 2016, the Company recorded expense averaging $81,400 per year for potential inventory losses, or approximately 0.4% of total cost of sales for that period.

Consolidation – The consolidated financial statements in this Annual Report include the accounts of the Company and its subsidiaries. On January 14, 2013 we acquired a controlling interest in U-Swirl. Prior to January 14, 2013, our consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013 and continuing through February 29, 2016, the results of operations, assets and liabilities of U-Swirl have been included in our consolidated financial statements. All material inter-Company balances have been eliminated upon consolidation.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. On February 29, 2016 RMCF repossessed all stock in U-Swirl pledged as collateral on the Loan Agreement with SWRL. As described in Note 1 below, this was the result of SWRL’s inability to repay the Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016 U-Swirl had $1,930,529 of Goodwill recorded as a result of past business acquisitions. RMCF performed a test of impairment as a result of the change in ownership and the result of our test indicated a full impairment of the U-Swirl goodwill. Our testing and impairment is described in Note 13 to the financial statements.

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

Results of Operations

Fiscal 2016 Compared To Fiscal 2015

Results Summary

Basic earnings per share increased 17.2% from $0.64 in FY 2015 to $0.75 in FY 2016. Revenues decreased 2.5% from $41.5 million for FY 2015 to $40.5 million for FY 2016. Operating income decreased 5.4% from $6.0 million in FY 2015 to $5.6 million in FY 2016. Net income increased 12.4% from $3.9 million in FY 2015 to $4.4 million in FY 2016. The decrease in operating income for FY 2016 compared to FY 2015 is due primarily to a decrease in revenues. The increase in net income is primarily the result of an impairment charge associated with U-Swirl goodwill and certain long lived assets more than offset by income tax benefit recognized.

Revenues

	For the Year Ended
	February 29 or 28,		$	%
($’s in thousands)	2016	2015	Change	Change
Factory sales	$26,355.8	$25,894.6	$461.2	1.8%
Retail sales	5,005.0	6,206.0	(1,201.0)	(19.4%	)
Royalty and marketing fees	8,547.6	8,821.0	(273.4)	(3.1%	)
Franchise fees	548.5	586.8	(38.3)	(6.5%	)
Total	$40,456.9	$41,508.4	$(1,051.5)	(2.5%	)

Factory Sales

The increase in factory sales for FY 2016 compared to FY 2015 was primarily due to an 8.1% increase in shipments of product to customers outside our network of franchised retail stores. This increase was partially offset by a 5.3% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation and a 1.5% decrease in same-store pounds purchased by franchise and co-branded license locations during FY 2016 compared with FY 2015.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of five Company-owned locations and the closure of two underperforming Company-owned cafés. Same store sales at all Company-owned stores and cafés decreased 0.8% during FY 2016 compared with FY 2015. Same-store sales at U-Swirl cafés decreased 1.0% during FY 2016 compared to FY 2015.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for FY 2016 compared to FY 2015 resulted from an 11.1% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 476 during FY 2015 to 423 during FY 2016. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at all franchise stores and cafés in operation increased 0.7% during FY 2016 compared to FY 2015. Franchise fee revenues decreased as a result of fewer international license fees during FY 2016 compared to FY 2015.

U-Swirl Café Sales, Royalties, Marketing Fees and Franchise Fees

During FY 2016, U-Swirl revenue decreased 15.7% to $6,535,600 compared with $7,753,000 of U-Swirl revenue consolidated within our results for FY 2015. The decrease resulted from a 15.1% decrease in average domestic U-Swirl franchise cafés in operation during FY 2016 compared to FY 2015, primarily as a result of store closings exceeding store openings and acquired franchisees.

COSTS AND EXPENSES

	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2016	2015	Change	Change

Cost of sales – factory adjusted	$18,747.3	$18,038.5	$708.8	3.9%
Cost of sales – retail	1,714.8	2,177.3	(462.5)	(21.2%	)
Franchise costs	2,452.6	2,264.1	188.5	8.3%
Sales and marketing	2,466.5	2,474.0	(7.5)	(0.3%	)
General and administrative	4,663.9	4,831.9	(168.0)	(3.5%	)
Retail operating	2,951.8	3,509.6	(557.8)	(15.9%	)
Total	$32,996.9	$33,295.4	$ (298.5)	(0.9%	)

Adjusted Gross Margin	For the Year Ended
	February 28 or 29,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory adjusted gross margin	$7,608.5	$7,856.1	$	(247.6)	(3.2%	)
Retail	3,290.2	4,028.7		(738.5)	(18.3%	)
Total	$10,898.7	$11,884.8	$	(986.1)	(8.3%	)

Adjusted Gross Margin	For the Year Ended
	February 28 or 29,		%		%
	2016	2015	Change		Change
(Percent)
Factory adjusted gross margin	28.9%	30.3%	(1.4%	)	(4.6%	)
Retail	65.7%	64.9%	0.8%		1.2%
Total	34.8%	37.0%	(2.2%	)	(5.9%	)

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

	For the Year Ended
	February 28 or 29,
($’s in thousands)	2016	2015
Factory adjusted gross margin	$7,608.5	$7,856.1
Less: Depreciation and Amortization	404.4	393.8
Factory GAAP gross margin	$7,204.1	$7,462.3

Cost of Sales and Gross Margin

Factory adjusted gross margin decreased 140 basis points during FY 2016 compared to FY 2015 due primarily to increased costs of certain materials and a shift in product and customer mix. The increase in Company-owned store margin is due primarily to the sale or closure of certain underperforming Company-owned stores and Cafés.

Franchise Costs

The increase in franchise costs for FY 2016 compared to FY 2015 is due primarily to franchise costs associated with supporting U-Swirl franchise units. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 27.0% during FY 2016 from 24.1% during FY 2015. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 3.3% decrease in royalty, marketing and franchise fee revenue as a result of a decrease in the number of domestic franchise stores during FY 2016 compared to FY 2015.

Sales and Marketing

Sales and marketing costs were approximately unchanged during FY 2016 compared to FY 2015.

General and Administrative

The decrease in general and administrative costs during FY 2016 compared to FY 2015 is due primarily to the reorganization of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs, partially offset by an increase in professional fees. During FY 2016, approximately $1,291,000 of U-Swirl general and administrative costs were consolidated within our results, compared with approximately $1,651,000 during FY 2015. As a percentage of total revenues, general and administrative expenses decreased to 11.5% in FY 2016 compared to 11.6% in FY 2015.

Retail Operating Expenses

The decrease in retail operating expense was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. The average number of Company-owned stores in operation decreased from 16 during FY 2015 to 12 units during FY 2016. Retail operating expenses, as a percentage of retail sales, increased from 56.6% during FY 2015 to 59.0% in FY 2016. This increase is primarily the result of a change in units in operation.

Depreciation and Amortization

Depreciation and amortization of $1,420,000 in FY 2016 decreased 1.4% from the $1,440,000 incurred in FY 2015 due to a decrease in amortization related to franchise rights, trademark and intangible assets.

Other Income

Net interest expense was $167,900 in FY 2016 compared to net interest expense of $184,500 in FY 2015. This change was the result of lower average outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions of U-Swirl.

Income Tax Expense

We realized an income tax benefit of $261,400 in FY 2016 compared to expense of $2,037,695, an effective rate of 35.3%, during FY 2015. As described further in Note 6 to the consolidated financial statements, the decrease in the effective tax rate is primarily due to the tax consequences of our controlling interest in U-Swirl.

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

COSTS AND EXPENSES

	February 28,		$	%
($’s in thousands)	2015	2014	Change	Change

Cost of sales – factory adjusted	$18,038.5	$17,303.1	$735.4	4.3%
Cost of sales – retail	2,177.3	2,310.3	(133.0)	(5.8% )
Franchise costs	2,264.1	2,062.5	201.6	9.8%
Sales and marketing	2,474.0	2,153.8	320.2	14.9%
General and administrative	4,831.9	5,003.3	(171.4)	(3.4% )
Retail operating	3,509.6	3,303.5	206.1	6.2%
Total	$33,295.4	$32,136.5	$1,158.9	3.6%

Adjusted Gross Margin	For the Year Ended
	February 28,		$		%
($’s in thousands)	2015	2014	Change		Change

Factory adjusted gross margin	$7,856.1	$7,915.8	$	(59.7)	(0.8%	)
Retail	4,028.7	4,133.1		(104.4)	(2.5%	)
Total	$11,884.8	$12,048.9	$	(164.1)	(1.4%	)

Adjusted Gross Margin	For the Year Ended
	February 28,		%		%
	2015	2014	Change		Change
(Percent)
Factory adjusted gross margin	30.3%	31.4%	(1.1%	)	(3.5%	)
Retail	64.9%	64.1%	0.8%		1.2%
Total	37.0%	38.1%	(1.1%	)	(2.9%	)

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

Liquidity and Capital Resources

As of February 29, 2016, working capital was $7.4 million compared with $9.5 million as of February 28, 2015. The decrease in working capital was due primarily to our operating results less the payment of $2.8 million in cash dividends, the payment of $3.0 million to repurchase common stock and $1.2 million in debt repayments. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders. This trend continued during FY 2016, resulting in the decrease in working capital at February 29, 2016 compared with February 28, 2015.

Cash and cash equivalent balances decreased from $7.2 million as of February 28, 2015 to $6.2 million as of February 29, 2016 as a result of cash flows generated by operating activities being less than cash flows used in financing and investing activities. The Company’s current ratio was 1.9 to 1.0 at February 29, 2016 compared to 2.1 to 1.0 at February 28, 2015. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2016, we had net income of $3,806,531. Operating activities provided cash of $6,788,085, with the principal adjustment to reconcile the net income to net cash provided by operating activities being asset impairments of $2,319,003, depreciation and amortization of $1,420,301 and stock compensation expense of $763,094. During FY 2015, we had net income of $3,742,746, and operating activities provided cash of $5,871,515. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $1,440,448 and stock compensation expense of $865,240.

During FY 2016, investing activities used cash of $693,889, primarily due to the purchases of property and equipment of $743,251. In comparison, investing activities provided cash of $210,158 during FY 2015 primarily due to the sale of certain assets.

Financing activities used cash of $7,056,619 during FY 2016 and used cash of $4,784,031 during the prior year. This was primarily due to increased cash used to repay long term debt during FY 2016.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of February 29, 2016, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 29, 2016, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2017.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions of U-Swirl (unpaid balance as of February 29, 2016, $5.1 million). The note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of February 29, 2016, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016.

The table below presents significant contractual obligations of the Company at February 29, 2016.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Notes payable	5,085	1,254	2,655	1,176	-
Operating leases	2,742	917	1,274	308	243
Other long-term obligations	791	318	279	165	29
Total	8,618	2,489	4,208	1,649	272

For FY 2017, the Company anticipates making capital expenditures of approximately $1.6 million, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2017. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of February 29, 2016, we had no off-balance sheet arrangements or obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in commodity futures trading or hedging activities and does not enter into derivative financial instruments for trading or other speculative purposes. The Company also does not engage in transactions in foreign currencies or in interest rate swap transactions that could expose the Company to market risk. However, the Company is exposed to some commodity price and interest rate risks.

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 29, 2016, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $95,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 29, 2016, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of February 29, 2016, $5.1 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 29, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ EKS&H LLLP

May 23, 2016

Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2016	2015	2014
Revenues
Sales	$31,360,745	$32,100,824	$31,662,273
Franchise and royalty fees	9,096,150	9,407,552	7,522,534
Total revenues	40,456,895	41,508,376	39,184,807

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $404,391, $393,776 and $292,914, respectively	20,462,091	20,215,833	19,613,411
Franchise costs	2,452,609	2,264,138	2,062,548
Sales & marketing	2,466,469	2,474,027	2,153,766
General and administrative	4,663,914	4,831,903	5,003,337
Retail operating	2,951,783	3,509,584	3,303,436
Depreciation and amortization	1,420,301	1,440,448	1,026,775
Impairment of long-lived assets and goodwill	2,326,742	-	-
Restructuring and acquisition related charges	-	807,476	786,013

Total costs and expenses	36,743,909	35,543,409	33,949,286

Operating Income	3,712,986	5,964,967	5,235,521

Other Income (Expense)
Interest expense	(216,600)	(243,188)	(49,333)
Interest income	48,745	58,662	84,596
Investment gain	-	-	18,380
Other, net	(167,855)	(184,526)	53,643

Income Before Income Taxes	3,545,131	5,780,441	5,289,164

Income Tax Expense (Benefit)	(261,400)	2,037,695	2,154,660

Consolidated Net Income	3,806,531	3,742,746	3,134,504
Less: Net loss attributable to non-controlling interest	(619,376)	(195,094)	(1,257,940)

Net Income attributable to RMCF	$4,425,907	$3,937,840	$4,392,444

Basic Earnings per Common Share	$0.75	$0.64	$0.72
Diluted Earnings per Common Share	$0.73	$0.61	$0.68

Weighted Average Common Shares Outstanding	5,893,618	6,144,426	6,100,032

Dilutive Effect of Employee Stock Awards	201,856	268,913	336,879
Weighted Average Common Shares Outstanding, Assuming Dilution	6,095,474	6,413,339	6,436,911

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28 or 29,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$6,194,948	$7,157,371
Accounts receivable, less allowance for doubtful accounts of $595,471 and $696,798, respectively	3,799,691	4,291,470
Notes receivable, current portion, less current portion of the valuation allowance of $0 and $3,762, respectively	317,248	359,493
Refundable income taxes	-	172,945
Inventories, less reserve for slow moving inventory of $261,346 and $197,658, respectively	4,840,108	4,785,376
Deferred income taxes	-	572,957
Other	286,859	318,275
Total current assets	15,438,854	17,657,887

Property and Equipment, Net	6,010,303	6,797,536

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $75,000 and $28,500, respectively	530,446	668,302
Goodwill, net	1,046,944	2,977,473
Franchise rights	5,153,363	5,439,460
Intangible assets, net	419,042	440,428
Deferred income taxes	1,421,655	-
Other	295,118	157,127
Total other assets	8,866,568	9,682,790
Total Assets	$30,315,725	$34,138,213
Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,254,007	$1,208,888
Accounts payable	1,663,245	1,675,746
Accrued salaries and wages	683,863	819,184
Other accrued expenses	3,200,898	2,910,777
Dividend payable	700,728	721,536
Deferred income	502,950	951,241
Total current liabilities	8,005,691	8,287,372

Long-Term Debt, Less Current Maturities	3,831,126	5,083,479
Deferred Income Taxes	-	1,029,507

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.03 par value; 100,000,000 shares authorized; 0 and 6,012,799 shares issued and outstanding, respectively	-	180,384
Common stock, $.001 par value per share, 46,000,000 shares authorized, 5,839,396 and 0 issued, and 5,839,396 and 0 outstanding, respectively	5,839	-
Additional paid-in capital	5,340,190	7,163,092
Retained earnings	13,132,879	11,524,708
Non-controlling interest in equity of subsidiary	-	869,671
Total stockholders’ equity	18,478,908	19,737,855

Total liabilities and stockholders’ equity	$30,315,725	$34,138,213

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2016	2015	2014
Common Stock
Balance at beginning of year	$180,384	$184,206	$182,054
Exchange of $.03 par value per share for $.001 par value per share common stock	(174,371)	-	-
Repurchase and retirement of common stock	(233)	(7,383)	-
Issuance of common stock	4	120	120
Exercise of stock options, vesting of restricted stock units and other	55	3,441	2,032
Balance at end of year	5,839	180,384	184,206

Additional Paid-In Capital
Balance at beginning of year	7,163,092	8,921,723	7,559,442
Exchange of $.03 par value per share for $.001 par value per share common stock	174,371	-	-
Repurchase and retirement of common stock	(3,030,475)	(3,120,241)	-
Issuance of common stock	61,036	47,360	48,280
Exercise of stock options, vesting of restricted stock units and other	602,498	731,400	746,667
Transfers from non-controlling interest	349,800	382,306	498,502
Tax benefit from employee stock transactions	19,868	200,544	68,832
Balance at end of year	5,340,190	7,163,092	8,921,723

Retained Earnings
Balance at beginning of year	11,524,708	10,344,794	8,642,093
Net income attributable to RMCF	4,425,907	3,937,840	4,392,444
Cash dividends declared	(2,817,736)	(2,757,926)	(2,689,743)
Balance at end of year	13,132,879	11,524,708	10,344,794

Non-controlling Interest in Equity of Subsidiary
Balance at beginning of year	869,671	401,655	1,005,523
Net income (loss)	(619,376)	(195,094)	(1,257,940)
Deductions	(310,995)	-	-
Contributions	60,700	663,110	654,072
Balance at end of year	-	869,671	401,655

Total Stockholders’ Equity	$18,478,908	$19,737,855	$19,852,378

Common Shares
Balance at beginning of year	6,012,799	6,140,200	6,068,470
Repurchase and retirement of common stock	(233,302)	(246,106)	-
Issuance of common stock	4,000	4,000	4,000
Exercise of stock options, vesting of restricted stock units and other	55,899	114,705	67,730
Balance at end of year	5,839,396	6,012,799	6,140,200

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$3,806,531	$3,742,746	$3,134,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,420,301	1,440,448	1,026,775
Provision for loss on accounts and notes receivable	171,000	214,600	216,000
Provision for inventory loss	76,695	58,836	44,127
Asset impairment and store closure losses	2,319,003	225,640	65,000
(Gain) loss on sale of assets	90,149	(46,857)	21,236
Expense recorded for stock compensation	763,094	865,240	660,325
Deferred income taxes	(1,878,205)	(55,068)	258,557
Changes in operating assets and liabilities:
Accounts receivable	364,767	662,625	(1,408,048)
Refundable income taxes	172,945	(12,055)	(160,890)
Inventories	144,454	(202,333)	12,793
Other assets	24,415	(16,087)	(63,958)
Accounts payable	(310,533)	(451,080)	(439,014)
Accrued liabilities	154,800	325,544	915,213
Deferred income	(531,331)	(880,684)	1,381,297
Net cash provided by operating activities	6,788,085	5,871,515	5,663,917

Cash Flows From Investing Activities:
Additions to notes receivable	(46,489)	(179,569)	(784,098)
Proceeds received on notes receivable	368,122	488,691	344,010
Proceeds from sale or distribution of assets	23,692	530,175	2,600
Intangible assets	(83,103)	-	(5,677,034)
Increase in other assets	(212,860)	(2,395)	(582,752)
Purchase of property and equipment	(743,251)	(626,744)	(2,518,317)
Net cash provided by (used in) investing activities	(693,889)	210,158	(9,215,591)

Cash Flows From Financing Activities:
Proceeds from long-term debt	-	-	6,400,000
Payments on long-term debt	(1,207,234)	(107,633)	-
Repurchase of common stock	(3,030,708)	(3,127,624)	-
Issuance of common stock	-	69,599	195,130
Proceeds from issuance of common stock in subsidiary	-	892,895	107,598
Tax benefit of stock option exercise	19,868	200,544	68,832
Dividends paid	(2,838,545)	(2,711,812)	(2,681,853)
Net cash provided by (used in) financing activities	(7,056,619)	(4,784,031)	4,089,707

Net Increase (Decrease) In Cash And Cash Equivalents	(962,423)	1,297,642	538,033

Cash And Cash Equivalents At Beginning Of Year	7,157,371	5,859,729	5,321,696

Cash And Cash Equivalents At End Of Year	$6,194,948	$7,157,371	$5,859,729

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC (“ALY”), its 39%-owned subsidiary, U-Swirl, Inc. (“SWRL”) of which Rocky Mountain Chocolate Factory, Inc. had financial control until February 29, 2016, and U-Swirl International, Inc. (“U-Swirl”), a wholly-owned subsidiary as of February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates soft-serve frozen yogurt cafés. The Company also sells its candy in selected locations outside of its system of retail stores and license the use of its brand with certain consumer products.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 29, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL. As of February 29, 2016, the Company held a 39% interest in SWRL. The SWRL Board of Directors is composed solely of Board members also serving the Rocky Mountain Chocolate Factory, Inc. Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, the Company was entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of U-Swirl, Inc as of February 29, 2016. As of February 29, 2016 U-Swirl, Inc. had no operating assets. During FY 2016, SWRL acquired the franchise rights of “Let’s Yo!”.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”. .

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 29, 2016:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores – Domestic stores and kiosks	3	195	198
International License Stores	-	79	79
Cold Stone Creamery – co-branded	6	76	82
U-Swirl cafés (Including all associated brands)
Company-owned cafés	-	5	5
Company-owned cafés – co-branded	-	3	3
Franchise stores – North American cafés	*	185	185
Franchise stores – North American – co-branded	*	17	17
International License cafés	-	8	8
Total	9	571	580

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As described above, on January 14, 2013, the Company acquired a controlling interest in SWRL. Prior to January 14, 2013, the Company’s consolidated financial statements exclude the financial information of SWRL. Beginning on January 14, 2013, the results of operations, assets and liabilities of SWRL have been included in these consolidated financial statements. The Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of U-Swirl, Inc as of February 29, 2016. As of February 29, 2016 U-Swirl, Inc. had no operating assets.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company classifies certain instruments with a maturity of between three and six months to be cash equivalents because these instruments allow for early termination with minimal penalty and are readily convertible to known amounts of cash. As of February 28, 2015, the Company held a Certificate of Deposit with an original maturity date of six-months totaling $108,000 and classified this amount as a cash equivalent. The Company did not hold any Certificates of Deposit at February 29, 2016. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $5.5 million at February 29, 2016.

Accounts and Notes Receivable

In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 29, 2016, the Company has $922,694 of notes receivable outstanding and an allowance for doubtful accounts of $75,000 associated with these notes. The notes require monthly payments and bear interest rates ranging from 4.5% to 6%. The notes mature through September, 2022 and approximately $807,000 of notes receivable are secured by the assets financed.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical U-Swirl losses, prior to FY 2016 we established a full valuation allowance on our deferred tax assets. During FY 2016 we took possession of the outstanding equity in U-Swirl International, Inc. As a result, we will begin filing consolidated income tax returns beginning with FY 2017. Because of this change, we have recognized the full value of deferred tax assets that had full valuation allowances prior to FY 2016. The Company's temporary differences are listed in Note 6.

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

There are no expiration dates on our gift cards, and we do not charge any service fees. While our franchisees continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates related to unredeemed gift cards. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote. Gift card breakage will be recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. As the Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates, the Company did not recognize gift card breakage during the year ended February 28 or 29, 2016 or 2015. Accrued gift card liability was $2,835,943 and $2,571,525 at February 28 or 29, 2016 and 2015, respectively, and is included in accounts payable and accrued liabilities.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. On February 29, 2016 RMCF repossessed all stock in U-Swirl International, Inc. pledged as collateral on the Loan Agreement with SWRL. This was the result of SWRL’s inability to repay the Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016 U-Swirl had $1,930,529 of goodwill recorded as a result of past business acquisitions. In the fourth quarter, RMCF performed a test of impairment as a result of the change in ownership and the result of our test indicated a full impairment of the U-Swirl goodwill. Our testing and impairment is described in Note 13 to the financial statements.

Franchise Rights

Franchise rights arose from the entry into agreements to acquire substantially all of the franchise rights of Yogurtini, CherryBerry, Fuzzy Peach, Let’s Yo! and Yogli Mogli. Franchise rights are amortized over a period of 20 years.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $5.2 million or 13% of the Company’s revenues during the year ended February 29, 2016. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Stock-Based Compensation

At February 29, 2016, the Company had stock-based compensation plans, which currently consists solely of the Company’s 2007 Equity Incentive plan, for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $763,094, $865,240, and $660,325 related equity-based compensation expense during the years ended February 28 or 29, 2016, 2015 and 2014, respectively. Compensation costs related to share-based compensation are generally amortized over the vesting period.

Tax benefits in excess of the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit included in net cash provided by financing activities for the years ended February 28 or 29, 2016, 2015 and 2014 was $19,868, $200,544 and $68,832, respectively.

During FY 2016 and 2015, the Company granted no restricted stock units. There were no stock options granted to employees during FY 2016 or FY 2015. The restricted stock unit grants generally vest 17-20% annually over a period of five to six years. The Company recognized $602,554 of consolidated stock-based compensation expense related to these grants during FY 2016 compared with $740,261 in FY 2015. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 29, 2016 was $1,864,465, which is expected to be recognized over the weighted average period of 3.2 years.

During FY 2016, the Company issued 4,000 fully-vested, unrestricted shares to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock to non-employee directors in FY 2015. In connection with these non-employee director stock issuances, the Company recognized $61,040 and $47,480 of stock-based compensation expense during FY 2016 and FY 2015, respectively.

Earnings per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. During FY 2016, FY 2015 and FY 2014, 12,936, 12,936, and 12,936, respectively, of stock options were excluded from diluted shares as their effect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $215,314, $244,946, and $250,739 for the fiscal years ended February 28 or 29, 2016, 2015 and 2014, respectively. Total advertising expense for U-Swirl and its brands amounted to $460,034, $399,414, and $134,192 for the fiscal years ended February 28 or 29, 2016, 2015 and 2014, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which addresses multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification on the statements of cash flows. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period, and any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and early adoption is permitted. We have adopted ASU 2015-17 as of February 29, 2016 and have reported deferred tax assets and liabilities as noncurrent on the balance sheet. The prospective adoption of this guidance in the fiscal fourth quarter of 2016 did not materially affect the Company’s financial position, results of operations or cash flows. Prior periods were not retrospectively adjusted.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28 or 29:

	2016	2015
Ingredients and supplies	$2,868,157	$2,755,232
Finished candy	2,138,952	2,130,133
U-Swirl food and packaging	94,345	97,669
Reserve for slow moving inventory	(261,346)	(197,658)
Total inventories	$4,840,108	$4,785,376

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2016	2015
Land	$513,618	$513,618
Building	4,784,272	4,774,825
Machinery and equipment	9,987,906	10,120,865
Furniture and fixtures	1,169,475	1,224,433
Leasehold improvements	1,862,603	2,056,244
Transportation equipment	438,601	427,727
Asset impairment	(568,803)	(290,640)
	18,187,672	18,827,072

Less accumulated depreciation	12,177,369	12,029,536
Property and equipment, net	$6,010,303	$6,797,536

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 29, 2016, the Company had a $5 million working capital line of credit from Wells Fargo Bank, N.A., collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 50% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at LIBOR plus 2.25% (2.7% at February 29, 2016). At February 29, 2016, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 29, 2016, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2017 and we believe it is likely to be renewed on terms similar to current terms.

Effective January 16, 2014, the Company entered into a business loan agreement with Wells Fargo Bank, N.A. (the “Wells Fargo Loan Agreement”) for a $7.0 million line of credit to be used to loan money to SWRL to fund the purchase price of business acquisitions by SWRL (the “Wells Fargo Loan”). The Company made its first draw of approximately $6.4 million on the Wells Fargo Loan on January 16, 2014 and the first draw was the amount outstanding at February 28, 2014. Interest on the Wells Fargo Loan is at a fixed rate of 3.75% and the maturity date is January 15, 2020. The Wells Fargo Loan may be prepaid without penalty at any time by the Company. The Wells Fargo Loan is collateralized by substantially all of the Company’s assets, including the SWRL Loan Agreement. Additionally, the Wells Fargo Loan is subject to various financial ratio and leverage covenants. The Wells Fargo Loan Agreement also contains customary representations and warranties, covenants and acceleration provisions in the event of a default by the Company.

Long-term debt consists of the following at February 28 or 29:

	2016	2015
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by substantially all business assets.	$5,085,133	$6,292,367
Less current maturities	1,254,007	1,208,888
Long-term obligations	$3,831,126	$5,083,479

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by year of maturities of long-term debt for the years ending February 28 or 29:

2017	$1,254,007
2018	1,302,500
2019	1,352,900
2020	1,175,726
Total	$5,085,133

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its retail operations in facilities leased under five to ten-year non-cancelable operating leases. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2017	$632,000
2018	571,000
2019	529,000
2020	259,000
2021	49,000
Thereafter	243,000
Total	$2,283,000

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2016, we were the primary lessee at 10 of our 397 franchised stores and 1 former office space.

In some instances the Company has leased space for its Company-owned locations that are now occupied by franchisees. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is offset by sublease rentals, is as follows for the years ending February 28 or 29:

2017	$318,000
2018	189,000
2019	90,000
2020	81,000
2021	83,000
Thereafter	29,000
Total	790,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2016	2015	2014
Minimum rentals	$1,187,003	$1,282,363	$1,658,710
Less sublease rentals	(479,000)	(468,000)	(686,000)
Contingent rentals	22,200	22,200	22,626
	$730,203	$836,563	$995,336

In FY 2013, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2017	$113,000
2018	28,000
Total	$141,000

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2017	$172,100
2018	123,600
2019	22,200
Total	$317,900

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2016	2015	2014
182,006	185,703	199,894

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 29, 2016 the Company was contracted for approximately $945,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

In January 2014, U-Swirl entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the CherryBerry Selling Parties”), pursuant to which U-Swirl acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, U-Swirl agreed to issue an aggregate of 4,000,000 shares of U-Swirl common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to U-Swirl and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, U-Swirl agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If U-Swirl was required to pay the shortfall payment at February 29, 2016, the shortfall payment would approximate $1,800,000. U-Swirl determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 29, 2016. In July and August 2015, the CherryBerry Selling Parties submitted to U-Swirl several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

In August 2015, SWRL filed a lawsuit against the CherryBerry Selling Parties, a former officer and director of SWRL and unknown other parties, in the District Court for La Plata County, Colorado, alleging wrongful actions on their part to cause the price of SWRL’s common stock to decline and thereafter making an improper demand for the shortfall payment described above, and certain other actions in violation of various provisions of the CherryBerry Purchase Agreement. SWRL sought unspecified damages, attorney’s fees, other costs, and a determination that the shortfall payment arrangement is void. In September 2015, the CherryBerry Selling Parties filed an answer and counterclaim to the lawsuit in the U.S. District Court for the District of Colorado, and moved the lawsuit to federal court in the U.S. District Court for the District of Colorado (the “Colorado District Court”). In addition, the CherryBerry Entities added RMCF to the lawsuit through a third-party complaint. The complaint alleged that SWRL materially breached the CherryBerry Purchase Agreement by not paying the shortfall payment, that SWRL is the alter ego of RMCF and RMCF is liable for any obligations of SWRL, and that the SWRL Loan Agreement should be recharacterized as equity. The CherryBerry Entities sought payment in full of the shortfall payment under the CherryBerry Purchase Agreement, declaratory judgements that SWRL is the alter ego of RMCF and the SWRL Loan Agreement should be recharacterized as equity, and interest, attorney’s fees, costs and other equitable relief.

On January 13, 2016, the CherryBerry Entities dismissed without prejudice their counterclaim and third-party complaint from the Colorado District Court, and thereafter on January 13, 2016, the CherryBerry Entities refiled the exact claims (the “Oklahoma Action”) in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”). Also on January 13, 2016, RMCF filed a lawsuit against the CherryBerry Entities in the Colorado District Court seeking a declaratory judgment that it is not the alter ego of SWRL and that the SWRL Loan Agreement should not be re-characterized as equity (the “Colorado Action”). On that same date, SWRL filed a complaint against the CherryBerry Selling Parties asserting the same claims as it had asserted previously. RMCF filed a motion to dismiss for lack of jurisdiction and improper venue and in the alternative a motion to transfer venue in response to the Oklahoma Action, and the CherryBerry Selling Parties subsequently filed a motion to dismiss the Colorado Action. In April 2016, the Colorado District Court granted in part the CherryBerry Selling Parties’ motion and administratively closed the case. In addition, in April 2016, the Oklahoma Court denied RMCF’s motion (and SWRL’s similar motion). On April 8, 2016, the CherryBerry Entities moved to add RMCF as a defendant on the alter ego and re-characterization claims in the Oklahoma Action. On May 9, 2016, the Oklahoma Court granted that application and we intend to file an answer or other responses to the action. We intend to vigorously assert and defend our rights in this lawsuit.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

	2016	2015	2014
Current
Federal	$1,420,811	$1,846,365	$1,668,259
State	195,993	246,398	227,844
Total Current	1,616,804	2,092,763	1,896,103

Deferred
Federal	(1,725,918)	(50,603)	237,538
State	(152,286)	(4,465)	21,019
Total Deferred	(1,878,204)	(55,068)	258,557
Total	$(261,400)	$2,037,695	$2,154,660

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2016		2015	2014
Statutory rate	34.0%		34.0%	34.0%
State income taxes, net of federal benefit	0.8%		2.8%	3.1%
Domestic production deduction	(3.0%	)	(1.6% )	(2.4% )
Statutory rate change	(1.6%	)	-%	-%
Other	0.5%		0.1%	0.1%
U-Swirl loss carryforward recognized	(1.8%	)	(3.0% )	-
Valuation allowance, U-Swirl Consolidated loss	(36.3%	)	3.0%	5.9%
Effective rate – provision (benefit)	(7.4%	)	35.3%	40.7%

The components of deferred income taxes at February 28 or 29 are as follows:

	2016	2015
Deferred Tax Assets
Allowance for doubtful accounts and notes	$248,537	$248,067
Inventories	96,698	73,133
Accrued compensation	183,898	216,469
Loss provisions and deferred income	1,299,191	129,446
Self-insurance accrual	28,923	21,543
Amortization	861,594	36,688
Restructuring charges	148,494	148,494
U-Swirl accumulated net loss	346,605	349,010
Valuation allowance	(148,494)	(349,010)
Net deferred tax assets	3,065,446	873,840

Deferred Tax Liabilities
Depreciation and amortization	(1,537,653)	(1,234,110)
Prepaid expenses	(106,138)	(96,280)
Net deferred tax liability	$(1,643,791)	$(1,330,390)

Current deferred tax assets*	$-	$572,957
Non-current deferred tax assets *	1,421,655	-
Non-current deferred tax liabilities*	-	(1,029,507)
Net deferred tax assets (liability)	$1,421,655	$(456,550)

*The balance for the year ended February 29, 2016 is presented pursuant to ASU No. 2015-17, which requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes deferred income tax valuation allowances as of February 28 or 29:

	2016	2015
Valuation allowance at beginning of period	$349,010	$689,590
Tax expense (benefits) realized by valuation allowance	81,340	(340,580)
Tax benefits released from valuation allowance	(281,856)	-
Valuation allowance at end of period	$148,494	$349,010

The tax benefit realized for the year ended February 29, 2016, compared to the tax expense in the prior years, is primarily due to the tax consequences of a change in the controlling interest in U-Swirl and foreclosure upon the stock of U-Swirl International, Inc. In FY 2014 we did not realize a tax benefit from the SWRL taxable loss causing our effective rate to increase for the year. During FY 2015 the taxable loss at SWRL was lower, resulting in a decrease to our effective rate. During FY 2016 an income tax benefit of approximately $2,149,000 was recognized as a result of the company foreclosing upon the interest in U-Swirl International, Inc. and recognizing deferred tax assets and loss carry forwards that previously had full valuation allowances when RMCF had less than an 80% ownership interest. Resulting from this foreclosure, RMCF will consolidate U-Swirl International, Inc. resulting in realization of U-Swirl International, Inc. deferred tax assets that previously had a full valuation allowance when filed with SWRL income tax returns. U-Swirl International, Inc. and RMCF will file consolidated income tax returns beginning with FY 2017. SWRL will continue to file separate tax returns.

For the year ended February 29, 2016 and prior periods, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. RMCF has filed income tax returns consolidating the results of Rocky Mountain Chocolate Factory and its wholly owned subsidiary, Aspen Leaf Yogurt, LLC. U-Swirl Inc. has filed a separate consolidated income tax return for the results of U-Swirl, Inc. and its wholly owned subsidiary, U-Swirl International, Inc. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016 the results of U-Swirl, International, Inc. will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from U-Swirl, Inc.’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl, International Inc. in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl International Inc. U-Swirl, Inc. will file separate income tax returns in future periods. However, there are no remaining operating assets held by U-Swirl, Inc.

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2011. The Company’s federal income tax returns are being examined for the years ended February 28, 2015 and 2014.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 29, 2016.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28 or 29, 2016 or 2015. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28 or 29, 2016 and 2015.

As of February 29, 2016 we had foreclosed on the outstanding equity of U-Swirl International, Inc. and U-Swirl International, Inc. was consolidated for income tax purposes. SWRL, along with U-Swirl International, Inc., has historically filed its own consolidated federal income tax return and reported its own Federal net operating loss carry forward. As of February 28, 2015, SWRL had recorded a full valuation allowance related to the realization of its deferred income tax assets. This full valuation allowance was eliminated as of February 29, 2016, in recognition of the likelihood that the loss carry forwards would be realized as a result of RMCF and U-Swirl International, Inc. filing a consolidated income tax return.

In accordance with Section 382 of the Internal Revenue Code, deductibility of SWRL’s and U-Swirl International, Inc.’s Federal net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its controlling ownership interest in January 2013. The initial limitations will continue to limit deductibility of SWRL’s and U-Swirl International Inc.’s net operating loss carryovers, but the annual loss limitation will be deductible to RMCF and U-Swirl International Inc. upon the filing of joint tax returns in FY 2017 and future years. We have performed a preliminary evaluation and concluded that no further Section 382 limitations on the deductibility of U-Swirl International Inc.’s net operating losses will result from the foreclosure transaction.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimate that the potential future tax deductions of U-Swirl International, Inc.’s Federal net operating losses, limited by section 382, to be approximately $937,000 with a resulting deferred tax asset of approximately $347,000. U-Swirl International Inc.’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of common stock on March 13, 2015 to stockholders of record on February 27, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 12, 2015 to stockholders of record on June 2, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 11, 2015 to stockholders of record on September 1, 2015. The Company paid a quarterly cash dividend of $0.12 per share of common stock on December 11, 2015 to stockholders of record on November 27, 2015. The Company declared a quarterly cash dividend of $0.12 per share of common stock on February 11, 2016 payable on March 11, 2016 to stockholders of record on February 26, 2016.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During FY 2016, the Company repurchased 233,302 shares under the repurchase plan at an average price of $12.99 per share. As of February 29, 2016, approximately $990,000 remains available under the repurchase plan for further stock repurchases.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2014, stockholders approved an amendment of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards. The following table summarizes stock awards under the 2007 Plan as of February 29, 2016:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendment:	300,000
Available for award:	685,340
Cancelled/forfeited:	171,389
Shares awarded as unrestricted shares, stock options or restricted stock units:	(545,076)

Shares available for award:	311,653

Options granted may not have a term exceeding ten years under the 2007 Plan. Options representing the right to purchase 12,936 shares of the Company’s common stock were outstanding under the 2007 Plan, at February 29, 2016.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to stock option awards outstanding under the 2007 Plan at February 29, 2016, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2016	2015	2014
Outstanding stock options at beginning of year:	12,936	155,880	270,945
Granted	-	-	-
Exercised	-	(142,944)	(26,340)
Cancelled/forfeited	-	-	(88,725)
Outstanding stock options as of February 28 or 29:	12,936	12,936	155,880

Weighted average exercise price	$12.94	$12.94	$8.01
Weighted average remaining contractual term (in years)	0.04	1.04	0.45

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 29, 2016, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2016	2015	2014
Outstanding non-vested restricted stock units at beginning of year:	237,641	295,040	57,030
Granted	-	-	280,900
Vested	(55,899)	(56,199)	(41,390)
Cancelled/forfeited	-	(1,200)	(1,500)
Outstanding non-vested restricted stock units as of February 28 or 29:	181,742	237,641	295,040

Weighted average grant date fair value	$12.22	$12.13	$12.09
Weighted average remaining vesting period (in years)	3.22	4.08	4.99

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

FY 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,947,769	$27,726,443	$1,622,906	$6,535,646	$-	$41,832,764
Intersegment revenues	(5,185)	(1,370,684)	-	-	-	(1,375,869)
Revenue from external customers	5,942,584	26,355,759	1,622,906	6,535,646	-	40,456,895
Segment profit (loss)	2,608,351	6,731,221	(2,591)	(2,128,649)	(3,663,201)	3,545,131
Total assets	1,205,616	11,980,933	1,008,783	10,126,209	5,994,184	30,315,725
Capital expenditures	76,762	432,473	3,306	66,476	164,234	743,251
Total depreciation & amortization	$36,908	$406,082	$18,236	$802,953	$156,122	$1,420,301

FY 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,976,964	$27,459,828	$2,134,976	$7,501,943	$-	$43,073,711
Intersegment revenues	(342)	(1,564,993)	-	-	-	(1,565,335)
Revenue from external customers	5,976,622	25,894,835	2,134,976	7,501,943	-	41,508,376
Segment profit (loss)	2,783,734	6,993,693	(51,803)	(245,546)	(3,699,637)	5,780,441
Total assets	1,193,407	12,155,004	1,157,674	12,424,801	7,207,327	34,138,213
Capital expenditures	28,806	378,060	41,361	61,053	117,464	626,744
Total depreciation & amortization	$41,228	$395,864	$35,531	$813,172	$154,653	$1,440,448

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FY 2014	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$6,045,675	$27,101,515	$2,391,627	$5,528,649	$-	$41,067,466
Intersegment revenues	-	(1,882,659)	-	-	-	(1,882,659)
Revenue from external customers	6,045,675	25,218,856	2,391,627	5,528,649	-	39,184,807
Segment profit (loss)	2,798,934	7,189,181	(192,966)	(806,891)	(3,699,094)	5,289,164
Total assets	1,223,605	11,966,991	1,278,862	13,245,175	7,438,406	35,153,039
Capital expenditures	49,040	931,102	98,115	1,295,105	144,955	2,518,317
Total depreciation & amortization	$37,089	$294,986	$62,039	$487,073	$145,588	$1,026,775

Revenue from one customer of the Company’s Manufacturing segment represents approximately $5.2 million of the Company’s revenues from external customers during the year ended February 29, 2016.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid (received) for:	2016	2015	2014
Income taxes paid	$1,383,805	$1,896,274	$2,417,238
Interest	170,709	193,022	20,000
Accrued Inventory	298,032	245,183	246,647

Non-Cash Financing Activities:
Dividend payable	700,728	721,536	675,422

Non-Cash Investing Activities:
Sale or distribution of assets in exchange for notes receivable
Long-lived assets	127,500	414,353	-
Other assets	75,000	-	-
Accrued capital expenditures	$-	$-	$175,000

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2016, 2015 and 2014, the Company’s contribution was approximately $62,000, $60,000, and $60,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2016 and 2015:

Fiscal Quarter

	First	Second	Third	Fourth	Total
2016
Total revenue	$10,364,022	$9,274,554	$9,807,313	$11,011,006	$40,456,895
Gross margin before depreciation	2,572,273	2,637,642	2,821,850	2,866,889	10,898,654
Net income	762,959	779,796	440,801	2,442,351	4,425,907
Basic earnings per share	0.13	0.13	0.08	0.42	0.75
Dilute earnings per share	$0.12	$0.13	$0.07	$0.41	$0.73

                            Fiscal Quarter

	First	Second	Third	Fourth	Total
2015
Total revenue	$10,322,206	$9,457,448	$10,561,562	$11,167,160	$41,508,376
Gross margin before depreciation	3,017,580	2,806,058	3,056,105	3,005,248	11,884,991
Net income	711,334	877,356	962,378	1,386,772	3,937,840
Basic earnings per share	0.12	0.14	0.16	0.23	0.64
Diluted earnings per share	$0.11	$0.14	$0.15	$0.22	$0.61

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:

	2016						2015
	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$209,653	$220,778	$208,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	459,340	51,423	459,340	31,538
Franchise Rights		20		5,914,181	760,818	5,850,290	410,830
Total				7,146,102	1,573,697	7,082,211	1,202,323
Intangible assets not subject to amortization
Franchising segment
Company stores goodwill				1,099,328	267,020	1,122,328	267,020
Franchising goodwill				295,000	197,682	2,202,529	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark-indefinite life				20,000	-	20,000	-
Total				1,709,328	662,384	3,639,857	662,384

Total intangible assets				$8,855,430	$2,236,081	$10,722,068	$1,864,707

Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

On February 29, 2016 RMCF repossessed all stock in U-Swirl International, Inc. pledged as collateral on the Loan Agreement with SWRL. As described in Note 1, this was the result of SWRL’s inability to repay the Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016 U-Swirl had $1,930,529 of Goodwill recorded as a result of past business acquisitions. We performed a test of impairment in conjunction with the change in ownership and the result of our test indicated a full impairment of the U-Swirl goodwill. We recognized an impairment loss of $1,930,529 to reduce the carrying value of Goodwill to the fair value. In making this determination we reviewed the fair value of U-Swirl compared to its carrying value. In performing this testing we focused on the actual performance of the acquired businesses that created the initial recognition of the goodwill, as well as U-Swirl’s past performance and future expected performance. Because of the significant underperformance of the acquired businesses as well as U-Swirl we determined that the carrying value of the reporting unit exceeded its fair value.

The following are events that have indicated that it is more likely than not that the fair value of goodwill is less than the carrying amount and have occurred since the latest annual goodwill impairment assessment:

●

SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement.

●

The loan covenant for SWRL required that SWRL maintain adjusted EBITDA of $1,804,000 and during the term of the loan SWRL reported trailing twelve month adjusted EBITDA of between $1,532,000 and $1,284,000.

●	SWRL franchise stores in operation has declined from a peak of 287 franchise cafés in operation at August 31, 2014 to 210 franchise cafés in operation at February 28, 2016.
●	During the three and six months ended August 31, 2015, SWRL disclosed that it may not have the ability to continue as a going concern.

Amortization expense related to intangible assets totaled $378,373, $361,723, and $97,578 during the fiscal years ended February 28 or 29, 2016, 2015 and 2014, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At February 29, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2017	$405,067
2018	421,166
2019	427,596
2020	414,439
2021	402,730
Thereafter	3,501,407
Total	$5,572,405

NOTE 14 – IMPAIRMENT OF LONG-LIVED RETAIL ASSETS, RESTRUCTURING AND ACQUISITION RELATED CHARGES

In 2014, U-Swirl entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, SWRL purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. SWRL also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, SWRL purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014, SWRL entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 and $786,013 during the years ended February 28, 2015 and 2014, respectively. No restructuring charges were incurred during the year ended February 29, 2016.

On September 4, 2014, Ulderico Conte, Henry E. Cartwright and Terry A. Cartwright resigned as directors of SWRL. In addition, Messrs. Conte, H. Cartwright and T. Cartwright resigned as officers of U-Swirl. Also on September 4, 2014, the SWRL Board of Directors appointed Bryan J. Merryman as the Chairman of the Board, replacing Franklin E. Crail. Mr. Merryman currently serves as the Chief Operating Officer and Chief Financial Officer of the Company.

In connection with these management changes, SWRL announced an operational restructuring designed to enhance SWRL’s operating efficiencies, improve its franchise support capabilities, and rationalize its cost structure. This restructuring resulted in expense associated with termination of the employment agreements with the named officers, severance payments for other employees and expense associated with the impairment of certain long-lived leasehold improvement, property and equipment. The Company recorded restructuring charges of $503,526 during year ended February 28, 2015 associated with this operational restructuring.

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

During the year ended February 29, 2016 we closed an underperforming Company-owned café resulting in an impairment charge of $39,933. As described in Note 1, on February 29, 2016 the Company foreclosed on 100% of the outstanding equity of U-Swirl International, Inc. in full satisfaction of the obligations owed under the SWRL Loan Agreement. The Company reviewed all operating assets possessed as a part of this transaction and made the determination to offer for sale certain retail assets below their carrying value. This determination was made after a review of expected future cash flow. As a result of this review and determination an impairment charge of $356,280 was recorded to reflect these assets at their fair value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets and goodwill, restructuring and acquisition charges incurred at February 28 or 29, 2016, 2015 and 2014 were comprised of the following:

	2016	2015	2014
Professional fees	$-	$284,275	$763,168
Severance/transitional compensation	-	212,027	-
Leasehold improvements, property and equipment impairment of long-lived assets and goodwill	2,326,742	243,000	-
Provision for termination of contractual obligations	-	-	22,845
Acceleration of restricted stock unit vesting	-	65,049	-
Other	-	3,125	-

Total	$2,326,742	$807,476	$786,013

NOTE 15 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the year ended February 29, 2016, the Company paid $81,977 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

During the year ended February 29, 2016, we entered into stock purchase agreements with each of (i) Franklin Crail, the Company’s Chief Executive Officer, President and Chairman of the Board, (ii) Bryan Merryman, the Company’s Chief Operating Officer, Chief Financial Officer, Treasurer and a director, and (iii) Edward Dudley, the Company’s Senior Vice President - Sales and Marketing, pursuant to which the Company purchased an aggregate of 54,500 shares of the Company’s common stock from Messrs. Crail, Merryman and Dudley (the “Stock Purchase Agreements”) at an average price of $12.60 per share. The price the Company paid for the shares was at a 3% discount to the closing price of the Company’s common stock on the transaction date.

NOTE 16 – SUBSEQUENT EVENTS

On May 18, 2016, the Company announced that its Board of Directors has declared a first quarter FY2017 cash dividend of $0.12 per common share outstanding. The cash dividend will be payable June 17, 2016 to shareholders of record at the close of business June 7, 2016.

NOTE 17 – NET INCOME AND TRANSFERS (TO) FROM NON-CONTROLLING INTEREST

The effect of changes in the Company’s ownership interest in U-Swirl was comprised of the following at February 28 or 29:

	2016	2015
Net loss attributable to RMCF shareholders	$(395,994)	$(117,140)
Transfers from non-controlling interest
U-Swirl expense recorded for equity based compensation	38,805	61,008
U-Swirl common stock issued, at fair value, for business acquisitions	-	-
U-Swirl, Inc common stock issued upon the exercise of stock options and warrants	-	357,158
Change to ownership interest resulting from stock cancellations (stock issuances)	310,995	(35,860)
Net transfers from non-controlling interest	349,800	382,306
Changes from net loss and transfers from non-controlling interest	$(46,194)	$265,166

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – OTHER ACCRUED LIABILITIES

Other accrued expenses consisted of the following as of:

	February 29, 2016	February 28, 2015
Gift card liabilities	$2,835,943	$2,571,525
Other accrued expenses	364,955	339,252
Total other accrued expenses	$3,200,898	$2,910,777

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures — Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that such controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the CEO and CFO, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2016, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2016.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2016, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 29, 2016.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 29, 2016, which consists solely of the Company’s 2007 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2)
Equity compensation plans approved by security holders	194,678	$14.70	311,653
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	194,678	$14.70	311,653

(1) Awards outstanding under the 2007 Equity Incentive Plan as of February 29, 2016 consists of 181,742 unvested restricted stock units and 12,936 outstanding stock options. The weighted-average exercise price is calculated solely with respect to the outstanding stock options.

(2) Represents shares remaining available under the Company’s 2007 Equity Incentive Plan. Shares available for future issuances under the 2007 Equity Incentive Plan may be issued in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units, and other stock- and cash-based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2016.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this Annual Report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 29, 2016
Valuation Allowance for Accounts and Notes Receivable	729,060	171,000	229,589	670,471

Year Ended February 28, 2015
Valuation Allowance for Accounts and Notes Receivable	600,930	214,600	86,470	729,060

Year Ended February 28, 2014
Valuation Allowance for Accounts and Notes Receivable	595,588	216,000	210,658	600,930

3. Exhibits

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference, in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 23, 2016	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2016	/S/ Franklin E. Crail
FRANKLIN E. CRAIL
Chairman of the Board of
Directors, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 23, 2016	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Operating Officer, Chief
Financial Officer, Treasurer and
Director
(Principal Financial and
Accounting Officer)

Date: May 23, 2016	/S/ Gerald A. Kien
GERALD A. KIEN, Director

Date: May 23, 2016	/S/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 23, 2016	/S/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 23, 2016	/S/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.4

Agreement and Plan of Merger, dated November 10, 2014, among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and RKB Merger Corp.

Exhibit 2.1 to the Registration Statement on Form S-4 filed on November 10, 2014 (File No. 333-200063)

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015

4.1	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to
10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated October 30, 2015, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2015

10.8	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 (File No. 000-14749)

10.9	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.10*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.11

Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Aspen Leaf Yogurt, LLC

Exhibit 99.4 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.12	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.5 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.13	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.14	Loan and Security Agreement, dated January 16, 2014, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.4 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.15	Stock Purchase Agreement, dated July 17, 2015, between Rocky Mountain Chocolate Factory, Inc. and Franklin E. Crail	Exhibit 99.1 to the Current Report on Form 8-K filed on July 20, 2015

10.16	Stock Purchase Agreement, dated July 17, 2015, between Rocky Mountain Chocolate Factory, Inc. and Bryan J. Merryman	Exhibit 99.2 to the Current Report on Form 8-K filed on July 20, 2015

10.17	Stock Purchase Agreement, dated July 21, 2015, between Rocky Mountain Chocolate Factory, Inc. and Edward Dudley	Exhibit 99.1 to the Current Report on Form 8-K filed on July 22, 2015

Exhibit Number	Description	Incorporated by Reference to
21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

#

Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request.