Form 10-Q
period 2016-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2016-07-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On June 30, 2016, the registrant had outstanding 5,807,288 shares of its common stock, $.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2016	2015
Revenues
Sales	$7,024,334	$7,736,163
Franchise and royalty fees	2,351,865	2,627,859
Total revenues	9,376,199	10,364,022

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $102,473 and $101,890, respectively	4,699,456	5,163,890
Franchise costs	547,713	603,974
Sales and marketing	654,129	635,591
General and administrative	1,240,058	1,328,880
Retail operating	666,949	855,926
Depreciation and amortization	325,224	364,850
Restructuring and acquisition related charges	60,000	-

Total costs and expenses	8,193,529	8,953,111

Income from Operations	1,182,670	1,410,911

Other Income (Expense)
Interest expense	(47,779)	(58,890)
Interest income	11,697	13,638
Other Income (Expense), net	(36,082)	(45,252)

Income Before Income Taxes	1,146,588	1,365,659

Income Tax Provision	414,754	432,300

Consolidated Net Income	$731,834	$933,359
Less: Net income attributable to non-controlling interest	-	170,400
Net Income attributable to RMCF	$731,834	$762,959

Basic Earnings per Common Share	$.13	$.13
Diluted Earnings per Common Share	$.12	$.12

Weighted Average Common Shares Outstanding - Basic	5,835,515	5,979,559
Dilutive Effect of Stock Options and Restricted Stock Units	181,742	235,431
Weighted Average Common Shares Outstanding - Diluted	6,017,257	6,214,990

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2016	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,102,152	$6,194,948
Accounts receivable, less allowance for doubtful accounts of $597,614 and $595,471, respectively	3,066,125	3,799,691
Notes receivable, current portion	322,541	317,248
Inventories, less reserve for obsolete inventory of $293,656 and $261,346, respectively	4,940,126	4,840,108
Other	356,289	286,859
Total current assets	14,787,233	15,438,854

Property and Equipment, Net	6,389,603	6,010,303

Other Assets
Notes receivable, less current portion and valuation allowance of $74,979 and $75,000, respectively	512,501	530,446
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	5,075,610	5,153,363
Intangible assets, net	665,069	419,042
Deferred income taxes	1,440,736	1,421,655
Other	260,900	295,118
Total other assets	9,001,760	8,866,568
Total Assets	$30,178,596	$30,315,725

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,265,648	$1,254,007
Accounts payable	1,723,471	1,663,245
Accrued salaries and wages	761,062	683,863
Other accrued expenses	3,261,051	3,200,898
Dividend payable	699,009	700,728
Deferred income	424,290	502,950

Total current liabilities	8,134,531	8,005,691

Long-Term Debt, Less Current Maturities	3,509,831	3,831,126

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,841,396 and 5,839,396 issued, and 5,826,974 and 5,839,396 outstanding, respectively	5,841	5,839
Additional paid-in capital	5,507,962	5,340,190
Retained earnings	13,165,704	13,132,879
Treasury stock, 14,422 shares and 0 shares, at cost	(145,273)	-
Total stockholders’ equity	18,534,234	18,478,908
Total Liabilities and Stockholders’ Equity	$30,178,596	$30,315,725

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended May 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$731,834	$933,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,224	364,850
Provision for loss on accounts and notes receivable	29,400	36,000
Provision for obsolete inventory	21,826	10,856
Loss (gain) on sale of property and equipment	(3,012)	64,521
Expense recorded for stock based compensation	167,774	321,033
Deferred income taxes	(19,081)	(95,184)
Changes in operating assets and liabilities:
Accounts receivable	714,221	766,824
Inventories	(179,845)	1,111,144
Other current assets	(69,846)	(91,868)
Accounts payable	118,227	(369,023)
Accrued liabilities	137,352	442,415
Deferred income	(78,660)	(129,681)
Net cash provided by operating activities	1,895,414	3,365,246

Cash Flows From Investing Activities
Addition to notes receivable	(36,000)	-
Proceeds received on notes receivable	80,652	89,204
Proceeds from sale or distribution of assets	2,000	-
Purchase of intangible assets	(272,956)	(8,204)
Purchases of property and equipment	(634,426)	(192,182)
Other	28,175	1,838
Net cash used in investing activities	(832,555)	(109,344)

Cash Flows From Financing Activities
Payments on long-term debt	(309,654)	(298,939)
Repurchase of common stock	(145,273)	(1,034,359)
Tax benefit of stock awards	-	9,859
Dividends paid	(700,728)	(721,536)
Net cash used in financing activities	(1,155,655)	(2,044,975)

Net Increase (Decrease) in Cash and Cash Equivalents	(92,796)	1,210,927

Cash and Cash Equivalents, Beginning of Period	6,194,948	7,157,371

Cash and Cash Equivalents, End of Period	$6,102,152	$8,368,298

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”) (a Colorado limited liability company), and U-Swirl International, Inc. (“U-Swirl”) (a Nevada corporation), and its 39%-owned subsidiary, U-Swirl, Inc. (“SWRL”) of which Rocky Mountain Chocolate Factory, Inc. had financial control until February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of May 31, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL. As of May 31, 2016, the Company held a 39% interest in SWRL. The SWRL Board of Directors is composed solely of Board members also serving the Rocky Mountain Chocolate Factory, Inc. Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, the Company was entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets. During FY 2016, SWRL acquired the franchise rights of “Let’s Yo!”.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales of both confectionary products and frozen yogurt; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2016:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores – Domestic stores and kiosks	3	193	196
International License Stores	-	86	86
Cold Stone Creamery – co-branded	5	77	82
U-Swirl Stores (Including all associated brands)
Company-owned stores	-	5	5
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	179	179
Franchise stores – Domestic – co-branded	*	18	18
International License Stores	-	8	8
Total	8	572	580

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

New Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this guidance during the first quarter of fiscal year 2017 and prior fiscal year reclassifications did not have a material impact on the Company's consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendment. The adoption of this guidance during the first quarter of fiscal year 2017 and prior fiscal year reclassifications did not have a material impact on the Company's consolidated financial statements.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2016 and 2015, 0 and 12,936 stock options were excluded, respectively, from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2016 and February 29, 2016:

	May 31, 2016	February 29, 2016
Ingredients and supplies	$2,923,230	$2,868,157
Finished candy	2,223,478	2,138,952
U-Swirl food and packaging	87,074	94,345
Reserve for slow moving inventory	(293,656)	(261,346)
Total inventories	$4,940,126	$4,840,108

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2016 and February 29, 2016 consists of the following:

	May 31, 2016	February 29, 2016
Land	$513,618	$513,618
Building	4,792,001	4,784,272
Machinery and equipment	10,537,132	9,987,906
Furniture and fixtures	1,206,792	1,169,475
Leasehold improvements	1,867,757	1,862,603
Transportation equipment	438,601	438,601
Asset impairment	(568,803)	(568,803)
	18,787,098	18,187,672

Less accumulated depreciation	(12,397,495)	(12,177,369)
Property and equipment, net	$6,389,603	$6,010,303

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 11, 2016 to stockholders of record on February 26, 2016. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 17, 2016 to stockholders of record on June 7, 2016.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2016, the Company repurchased 14,422 shares under the repurchase plan at an average price of $10.07 per share. As of May 31, 2016, approximately $844,000 remains available under the repurchase plan for further stock repurchases.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

At May 31, 2016, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $167,774 of stock-based compensation expense during the three months ended May 31, 2016 compared with $321,033 during the three months ended May 31, 2015. Compensation costs related to stock-based compensation are generally amortized over the vesting period.

The following table summarizes stock option transactions for common stock during the three months ended May 31, 2016 and 2015:

	Three Months Ended
	May 31,
	2016	2015
Outstanding stock options as of February 28 or 29:	12,936	12,936
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(12,936)	-
Outstanding stock options as of May 31:	-	12,936

Weighted average exercise price	n/a	$14.70
Weighted average remaining contractual term (in years)	n/a	0.80

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2016 and 2015:

	Three Months Ended
	May 31,
	2016	2015
Outstanding non-vested restricted stock units as of February 28 or 29:	181,742	237,641
Granted	-	-
Vested	-	(7,820)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of May 31:	181,742	229,821

Weighted average grant date fair value	$12.22	$12.22
Weighted average remaining vesting period (in years)	2.97	3.96

The Company issued 2,000 fully vested, unrestricted shares of stock to non-employee directors during the three months ended May 31, 2016 compared to 4,000 shares issued during the three months ended May 31, 2015. In connection with these non-employee director stock issuances, the Company recognized $20,420 and $61,040 of stock-based compensation expense during the three months ended May 31, 2016 and 2015, respectively.

During the three months ended May 31, 2016, the Company recognized $147,354 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest between 17% and 20% annually over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2016, was $1,717,111, which is expected to be recognized over the weighted average period of 2.97 years.

The Company did not recognize any stock-based compensation expense attributable to SWRL during the three months ended May 31, 2016 compared with $99,500 recognized during the three months ended May 31, 2015.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2016	2015
Cash paid (received) for:
Interest, net	$35,045	$46,797
Income taxes	217,123	39,745
Non-Cash Operating Activities
Accrued Inventory	240,031	205,335
Non-Cash Financing Activities
Dividend payable	$699,009	$713,838
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	$30,989	-

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended May 31, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,548,035	$6,052,743	$305,576	$1,762,835	$-	$9,669,189
Intersegment revenues	(1,361)	(291,629)	-	-	-	(292,990)
Revenue from external customers	1,546,674	5,761,114	305,576	1,762,835	-	9,376,199
Segment profit (loss)	670,628	1,233,006	(14,666)	467,779	(1,210,159)	1,146,588
Total assets	1,355,195	11,504,386	1,008,708	10,673,169	5,637,138	30,178,596
Capital expenditures	9,126	477,121	22	24,344	123,813	634,426
Total depreciation & amortization	$13,656	$106,278	$3,348	$165,965	$35,977	$325,224

Three Months Ended May 31, 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,550,441	$6,622,368	$380,658	$2,109,797	$-	$10,663,264
Intersegment revenues	(1,423)	(297,819)	-	-	-	(299,242)
Revenue from external customers	1,549,018	6,324,549	380,658	2,109,797	-	10,364,022
Segment profit (loss)	756,913	1,399,604	(41,030)	264,416	(1,014,244)	1,365,659
Total assets	1,224,822	10,471,309	1,095,173	12,948,323	7,552,528	33,292,155
Capital expenditures	-	146,071	-	16,198	29,913	192,182
Total depreciation & amortization	$10,287	$102,516	$5,896	$203,177	$42,974	$364,850

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.4 million of the Company’s revenues from external customers during the three months ended May 31, 2016 compared to $2.0 million during the three months ended May 31, 2015.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2016 and February 29, 2016 consist of the following:

				May 31, 2016		February 29, 2016

	Amortization Period (years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$210,027	$220,778	$209,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,340	61,022	459,340	51,423
Franchise Rights		20		5,931,137	855,527	5,914,181	760,818
Total				$7,419,058	$1,678,379	$7,146,102	$1,573,697
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total				1,709,328	662,384	1,709,328	662,384

Total intangible assets				$9,128,386	$2,340,763	$8,855,430	$2,236,081

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $104,683 and $93,150 during the three months ended May 31, 2016 and 2015, respectively.

At May 31, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2017	$321,408
2018	443,214
2019	449,644
2020	436,487
2021	424,778
Thereafter	3,665,148
Total	$5,740,679

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued expenses consisted of the following as of:

	May 31, 2016	February 29, 2016
Gift card liabilities	$2,749,052	$2,835,943
Other accrued expenses	511,999	364,955
Total other accrued expenses	$3,261,051	$3,200,898

NOTE 10 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the three months ended May 31, 2016, the Company paid $10,432 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring and acquisition charges incurred were comprised of lease settlement costs of $60,000 for the three months ended May 31, 2016, relating to the closure of an Aspen Leaf Yogurt company-owned location.

The Company did not record any restructuring charges in the three months ended May 31, 2015.

NOTE 12 - CONTINGENCIES

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL was required to pay the shortfall payment at February 29, 2016, the shortfall payment would approximate $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 29, 2016. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to U-Swirl and used to finance U-Swirl’s business acquisitions (unpaid balance as of May 31, 2016, $4.8 million).

As of May 31, 2016 and February 29, 2016, notes payable consisted of the following:

	May 31, 2016	February 29, 2016

Promissory note	$4,775,479	$5,085,133
Less: current maturities	(1,265,648)	(1,254,007)
Long-term obligations	$3,509,831	$3,831,126

The following table summarizes annual maturities of our notes payable as of May 31, 2016:

Amount
2017	$943,782
2018	1,302,503
2019	1,352,897
2020	1,176,297
Total minimum payments	4,775,479
Less: current maturities	(1,265,648)

Long-term obligations	$3,509,831

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc, a Delaware corporation, and its consolidated subsidiaries.

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2016, there were three Company-owned, 96 licensee-owned and 272 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, the Kingdom of Saudi Arabia and the United Arab Emirates. As of March 31, 2016, U-Swirl operated 8 Company-owned stores and 210 franchised stores located in 38 states, Canada, Turkey and the United Arab Emirates. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets. During FY 2016, SWRL acquired the franchise rights of “Let’s Yo!”.

Results of Operations

Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

Basic earnings per share was unchanged at $.13 per share during the three months ended May 31, 2015 and the three months ended May 31, 2016. Revenues decreased 9.5% during the three months ended May 31, 2016 compared to the three months ended May 31, 2015. This decrease in revenues was due primarily to a decrease in factory sales, franchise fees, retail sales and royalty and marketing fees. Operating income decreased 16.2% from $1.41 million for the three months ended May 31, 2015 to $1.18 million for the three months ended May 31, 2016. Net income decreased 4.1% from $763,000 in the three months ended May 31, 2015 to $732,000 in the three months ended May 31, 2016. The decrease in operating income and net income was due primarily to lower revenue in the three months ended May 31, 2016 compared to the three months ended May 31, 2015.

Revenues	Three Months Ended
	May 31,		$	%
($’s in thousands)	2016	2015	Change	Change
Factory sales	$5,761.1	$6,324.5	$(563.4)	(8.9%	)
Retail sales	1,263.2	1,411.6	(148.4)	(10.5%	)
Franchise fees	105.5	270.6	(165.1)	(61.0%	)
Royalty and marketing fees	2,246.4	2,357.3	(110.9)	(4.7%	)
Total	$9,376.2	$10,364.0	$(987.8)	(9.5%	)

Factory Sales

The decrease in factory sales for the three months ended May 31, 2016 versus the three months ended May 31, 2015 was primarily due to a 20.4% decrease in shipments of product to customers outside our network of franchised retail stores and a 2.1% decrease in shipments of product to our network of franchised and licensed retail stores. During the three months ended May 31, 2016, the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation decreased 3.5% and same-store pounds purchased by our network of franchise and license stores decreased 5.8%.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 1.5% in the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Same-store sales at U-Swirl cafés increased 2.1% in the three months ended May 31, 2016 compared to the three months ended May 31, 2015.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended May 31, 2015 to the three months ended May 31, 2016 resulted from an 11.5% decrease in franchise units. The average number of total franchise stores in operation decreased from 444 in the three months ended May 31, 2015 to 393 during the three months ended May 31, 2016. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation increased 0.3% during the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Franchise fee revenues decreased as a result of the license fees associated with the license agreements for the development and franchising of CherryBerry stores in the Canadian province of Ontario being recognized in the three months ended May 31, 2015 and no international license fees being recognized in the three months ended May 31, 2016.

Costs and Expenses	Three Months Ended
	May 31,		$	%
($’s in thousands)	2016	2015	Change	Change

Cost of sales – factory adjusted	$4,279.5	$4,708.4	$(428.9)	(9.1%	)
Cost of sales - retail	420.0	455.5	(35.5)	(7.8%	)
Franchise costs	547.7	604.0	(56.3)	(9.3%	)
Sales and marketing	654.1	635.6	18.5	2.9%
General and administrative	1,240.1	1,328.9	(88.8)	(6.7%	)
Retail operating	666.9	855.9	(189.0)	(22.1%	)
Total	$7,808.3	$8,588.3	$(780.0)	(9.1%	)

Adjusted Gross Margin	Three Months Ended
	May 31,		$	%
($’s in thousands)	2016	2015	Change	Change

Factory adjusted gross margin	$1,481.6	$1,616.1	$(134.5)	(8.3%	)
Retail	843.2	956.1	(112.9)	(11.8%	)
Total	$2,324.8	$2,572.2	$(247.4)	(9.6%	)

Adjusted Gross Margin	Three Months Ended
	May 31,		%		%
	2016	2015	Change		Change
(Percent)
Factory adjusted gross margin	25.7%	25.6%	0.1%		0.4%
Retail	66.8%	67.7%	(0.9%	)	(1.3%	)
Total	33.1%	33.2%	(0.1%	)	(0.3%	)

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

	Three Months Ended
	May 31,		$	%
($’s in thousands)	2016	2015	Change	Change

Factory adjusted gross margin	$1,481.6	$1,616.1	$(134.5)	(8.3%	)
Less: depreciation and amortization	102.5	101.9	$.6	0.6%
Factory GAAP gross margin	$1,379.1	$1,514.2	$(135.1)	(8.9%	)

(Percent)
Factory GAAP gross margin	23.9%	23.9%	0.0%	0.0%

Cost of Sales

Factory margins increased 10 basis points in the three months ended May 31, 2016 compared to the three months ended May 31, 2015 due primarily to lower costs of certain materials mostly offset by increased costs of labor and overhead in the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Company-owned store margins declined 90 basis in the three months ended May 31, 2016 compared to the same period in the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2016 compared to the three months ended May 31, 2015 is due primarily to lower franchise costs associated with supporting U-Swirl franchise units. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 23.3% in the three months ended May 31, 2016 from 23.0% in the three months ended May 31, 2015. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs more than offset by lower franchise and royalty revenues.

Sales and Marketing

The increase in sales and marketing costs for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 is primarily due to higher marketing related compensation associated with additional sales staff partially offset by lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 is due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. For the three months ended May 31, 2016, approximately $164,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $403,000 in the three months ended May 31, 2015. As a percentage of total revenues, general and administrative expenses increased to 13.2% in the three months ended May 31, 2016 compared to 12.8% in the three months ended May 31, 2015.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 60.6% in the three months ended May 31, 2015 to 52.8% in the three months ended May 31, 2016.

Depreciation and Amortization

Depreciation and amortization of $325,000 in the three months ended May 31, 2016 decreased 10.9% from $365,000 incurred in the three months ended May 31, 2015. This decrease was the result of fewer Company-owned store assets.

Other Income

Net interest expense was $36,100 in the three months ended May 31, 2016 compared to net interest expense of $45,300 realized in the three months ended May 31, 2015. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2016 was 36.2%, compared to 31.7% for the three months ended May 31, 2015. The increase of 4.5% is primarily due to the tax consequences of a change in the controlling interest in U-Swirl and foreclosure upon the stock of U-Swirl International, Inc. For the three months ended May 31, 2015, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. RMCF has filed income tax returns consolidating the results of Rocky Mountain Chocolate Factory and its wholly-owned subsidiary, Aspen Leaf Yogurt, LLC. U-Swirl Inc. has filed a separate consolidated income tax return for the results of U-Swirl, Inc. and its wholly owned subsidiary, U-Swirl International, Inc. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016, the results of U-Swirl, International, Inc. will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from U-Swirl, Inc.’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl International, Inc. in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl International, Inc. U-Swirl, Inc. will file separate income tax returns in future periods. However, there are no remaining operating assets held by U-Swirl, Inc.

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

Liquidity and Capital Resources

As of May 31, 2016, working capital was $6.7 million, compared with $7.4 million as of February 29, 2016, a decrease of $700,000. The decrease in working capital was primarily due to positive operating results more than offset by the payment of dividends and repurchases of common stock.

Cash and cash equivalent balances decreased $100,000 from $6.2 million as of February 29, 2016 to $6.1 million as of May 31, 2016 as a result of cash flow generated by operating activities more than offset by the payment of dividends, the purchases of property and equipment and repurchases of common stock. Our current ratio was 1.8 to 1 at May 31, 2016 compared to 1.9 to 1 at February 29, 2016. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the three months ended May 31, 2016, we had net income of $731,834. Operating activities provided cash of $1,895,414, with the principal adjustment to reconcile the net income to net cash provided by operating activities being a change in accounts receivable of $728,721 and depreciation and amortization of $325,224. During the comparable 2015 period, we had net income of $933,359, and operating activities provided cash of $3,365,246. The principal adjustment to reconcile the net income to net cash provided by operating activities was the change in inventories of $1,111,144 and the change in accounts receivable of $766,824.

For the three months ended May 31, 2016, investing activities used cash of $832,555, primarily due to the purchases of property, equipment, goodwill and other intangible assets of $907,382. In comparison, investing activities used cash of $109,344 during the three months ended May 31, 2015 primarily due to the purchase of property, equipment, goodwill and other intangible assets of $200,386.

Financing activities used cash of $1,155,655 for the three months ended May 31, 2016 and used cash of $2,044,975 during the prior year period. This was primarily due to a decrease in cash used to repurchase common stock during the three months ended May 31, 2016.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of May 31, 2016, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2016, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2017.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of May 31, 2016, $4.8 million). The note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2016, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2016, the Company repurchased 14,422 shares under the repurchase plan at an average price of $10.07 per share. As of May 31, 2016, approximately $844,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of May 31, 2016, we had no off-balance sheet arrangements or obligations.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2016, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $257,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of May 31, 2016, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of May 31, 2016, $4.8 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2016 to March 31, 2016	4,414	$10.08	4,414	$945,205
April 1, 2016 to April 30, 2016	4,700	$10.05	4,700	$897,975
May 1, 2016 to May 31, 2016	5,308	$10.09	5,308	$844,432
Total	14,422	$10.07	14,422	$844,432

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

101.INS *XBRL Instance Document.

101.SCH *XBRL Taxonomy Extension Schema Document.

101.CAL *XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
(Registrant)

Date: July 14, 2016	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director