Form 10-Q
period 2016-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2016-10-12
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

On September 30, 2016, the registrant had outstanding 5,854,372 shares of its common stock, $.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Revenues
Sales	$6,316,475	$6,719,126	$13,340,809	$14,455,289
Franchise and royalty fees	2,285,487	2,555,428	4,637,352	5,183,287
Total revenues	8,601,962	9,274,554	17,978,161	19,638,576

Costs and Expenses
Cost of sales, exclusive of depreciation and amortization expense of $103,726, $100,831, $206,199 and $202,721, respectively	3,923,738	4,081,484	8,623,194	9,245,374
Franchise costs	503,287	609,479	1,051,000	1,213,453
Sales and marketing	663,010	603,444	1,317,139	1,239,035
General and administrative	981,149	1,134,268	2,221,207	2,463,148
Retail operating	658,666	792,517	1,325,615	1,648,443
Depreciation and amortization	317,683	355,813	642,907	720,663
Restructuring and acquisition related charges	-	-	60,000	-

Total costs and expenses	7,047,533	7,577,005	15,241,062	16,530,116

Income from Operations	1,554,429	1,697,549	2,737,099	3,108,460

Other Income (Expense)
Interest expense	(44,263)	(55,981)	(92,042)	(114,871)
Interest income	11,300	13,397	22,997	27,035
Other income (expense), net	(32,963)	(42,584)	(69,045)	(87,836)

Income Before Income Taxes	1,521,466	1,654,965	2,668,054	3,020,624

Income Tax Provision	546,653	414,745	961,407	847,045

Consolidated Net Income	$974,813	$1,240,220	$1,706,647	$2,173,579
Less: Net income attributable to non-controlling interest	-	460,424	-	630,824
Net Income attributable to RMCF	$974,813	$779,796	$1,706,647	$1,542,755

Basic Earnings per Common Share	$.17	$.13	$.29	$.26
Diluted Earnings per Common Share	$.16	$.13	$.28	$.25

Weighted Average Common Shares Outstanding - Basic	5,829,083	5,913,944	5,832,299	5,946,751
Dilutive Effect of Stock Options and Restricted Stock Units	161,965	210,047	171,854	222,739
Weighted Average Common Shares Outstanding - Diluted	5,991,048	6,123,991	6,004,153	6,169,490

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2016	2016
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$4,876,787	$6,194,948
Accounts receivable, less allowance for doubtful accounts of $590,976 and $595,471, respectively	3,535,585	3,799,691
Notes receivable, current portion, less current portion of the valuation allowance of $41,505 and $0, respectively	258,622	317,248
Refundable income taxes	264,623	-
Inventories, less reserve for slow moving inventory of $299,011 and $261,346, respectively	5,513,207	4,840,108
Other	341,233	286,859
Total current assets	14,790,057	15,438,854

Property and Equipment, Net	6,497,754	6,010,303

Other Assets
Notes receivable, less current portion and valuation allowance of $106,930 and $75,000, respectively	566,805	530,446
Goodwill, net	1,046,944	1,046,944
Franchise Rights, net	5,002,595	5,153,363
Intangible assets, net	654,211	419,042
Deferred income taxes	1,217,434	1,421,655
Other	124,365	295,118
Total other assets	8,612,354	8,866,568

Total Assets	$29,900,165	$30,315,725

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,277,815	$1,254,007
Accounts payable	1,875,842	1,663,245
Accrued salaries and wages	600,759	683,863
Other accrued expenses	3,046,456	3,200,898
Dividend payable	702,525	700,728
Deferred income	497,244	502,950

Total current liabilities	8,000,641	8,005,691

Long-Term Debt, Less Current Maturities	3,186,086	3,831,126

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value per share, 46,000,000 shares authorized, 5,889,480 and 5,839,396 issued, and 5,854,372 and 5,839,396 outstanding, respectively	5,889	5,839
Additional paid-in capital	5,621,140	5,340,190
Retained earnings	13,437,993	13,132,879
Treasury stock, 35,108 shares and 0 shares, at cost	(351,584)	-
Total stockholders’ equity	18,713,438	18,478,908

Total Liabilities and Stockholders’ Equity	$29,900,165	$30,315,725

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$1,706,647	$2,173,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642,907	720,663
Provision for obsolete inventory	42,456	57,355
Provision for loss on accounts and notes receivable	68,800	87,000
Loss on sale or disposal of property and equipment	4,022	91,266
Expense recorded for stock compensation	315,128	468,386
Deferred income taxes	204,221	119,211
Changes in operating assets and liabilities:
Accounts receivable	239,579	771,047
Refundable income taxes	(264,623)	-
Inventories	(874,281)	571,525
Other current assets	(55,008)	(133,292)
Accounts payable	331,063	(276,490)
Accrued liabilities	(237,546)	(377,750)
Deferred income	30,188	(304,068)
Net cash provided by operating activities	2,153,553	3,968,432

Cash Flows From Investing Activities
Addition to notes receivable	(90,846)	(36,931)
Proceeds received on notes receivable	161,657	170,751
Purchase of intangible assets	(294,892)	(37,685)
Proceeds from sale or distribution of assets	55,868	21,532
Purchases of property and equipment	(931,989)	(322,373)
Decrease (increase) in other assets	35,168	(109,584)
Net cash used in investing activities	(1,065,034)	(314,290)

Cash Flows From Financing Activities
Payments on long-term debt	(621,232)	(598,818)
Repurchase of common stock	(351,584)	(2,886,594)
Tax benefit (expense) of stock awards	(34,128)	19,868
Dividends paid	(1,399,736)	(1,435,374)
Net cash used in financing activities	(2,406,680)	(4,900,918)

Net Decrease in Cash and Cash Equivalents	(1,318,161)	(1,246,776)

Cash and Cash Equivalents, Beginning of Period	6,194,948	7,157,371

Cash and Cash Equivalents, End of Period	$4,876,787	$5,910,595

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), and Aspen Leaf Yogurt, LLC, a Colorado limited liability company (“ALY”), U-Swirl International, Inc. (“U-Swirl”) (a Nevada corporation), and its 39%-owned subsidiary, U-Swirl, Inc., a Nevada corporation (“SWRL”) of which, RMCF had financial control until February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea and the United Arab Emirates. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates self-serve frozen yogurt stores. The Company also sells its candy in selected locations outside of its system of retail stores and licenses the use of its brand with certain consumer products.

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

In January 2013, through our wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of August 31, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. As of August 31, 2016, the Company held a 39% interest in SWRL. The SWRL Board of Directors is composed solely of Board members also serving the Rocky Mountain Chocolate Factory, Inc. Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, the Company was entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets. During FY 2016, SWRL acquired the franchise rights of “Let’s Yo!”.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales of both confectionary products and frozen yogurt; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2016:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores – Domestic stores and kiosks	7	192	199
International license stores	-	92	92
Cold Stone Creamery – co-branded	4	81	85
U-Swirl (Including all associated brands)
Company-owned stores	-	3	3
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	166	166
Franchise stores – Domestic – co-branded	*	21	21
International license stores	-	9	9
Total	11	570	581

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016- 13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended August 31, 2016, there were no stock options excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the three months ended August 31, 2015 because their effect would have been anti-dilutive. For the six months ended August 31, 2016, there were no stock options excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the six months ended August 31, 2015 because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2016	February 29, 2016
Ingredients and supplies	$2,936,732	$2,868,157
Finished candy	2,799,375	2,138,952
U-Swirl, Inc. food and packaging	76,111	94,345
Reserve for slow moving inventory	(299,011)	(261,346)
Total inventories	$5,513,207	$4,840,108

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2016	February 29, 2016
Land	$513,618	$513,618
Building	4,792,001	4,784,272
Machinery and equipment	10,687,072	9,987,906
Furniture and fixtures	1,098,716	1,169,475
Leasehold improvements	1,629,257	1,862,603
Transportation equipment	458,204	438,601
Asset Impairment	(212,523)	(568,803)
	18,966,345	18,187,672

Less accumulated depreciation	(12,468,591)	(12,177,369)
Property and equipment, net	$6,497,754	$6,010,303

NOTE 5 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid quarterly cash dividends of $0.12 per common share on March 11, 2016 and June 17, 2016 to stockholders of record on February 26, 2016 and June 7, 2016, respectively. The Company declared a quarterly cash dividend of $0.12 per share of common stock on August 18, 2016 payable on September 16, 2016 to stockholders of record on September 6, 2016.

Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the three months ended May 31, 2016, the Company repurchased 14,422 shares under the repurchase plan at an average price of $10.07 per share. During the three months ended August 31, 2016, the Company repurchased 20,686 shares under the repurchase plan at an average price of $9.97 per share. As of August 31, 2016, approximately $638,121 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At August 31, 2016, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $147,354 and $315,128 of stock-based compensation expense during the three- and six-month periods ended August 31, 2016, respectively, compared to $147,353 and $468,386 during the three- and six-month periods ended August 31, 2015, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes stock option activity during the six months ended August 31, 2016 and 2015:

	Six Months Ended
	August 31,
	2016	2015
Outstanding stock options as of February 28 or 29:	12,936	12,936
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(12,936)	-
Outstanding stock options as of August 31:	-	12,936

Weighted average exercise price	n/a	$14.70
Weighted average remaining contractual term (in years)	n/a	0.54

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity during the six months ended August 31, 2016 and 2015:

	Six Months Ended
	August 31,
	2016	2015
Outstanding non-vested restricted stock units as of February 28 or 29:	181,742	237,641
Granted	-	-
Vested	(48,084)	(55,899)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of August 31:	133,658	181,742

Weighted average grant date fair value	$12.20	$12.22
Weighted average remaining vesting period (in years)	2.73	3.72

The Company issued 2,000 fully vested, unrestricted shares of stock to non-employee directors during the six months ended August 31, 2016 compared to 4,000 shares issued during the six months ended August 31, 2015. In connection with these non-employee director stock issuances, the Company recognized $20,420 and $61,040 of stock-based compensation expense during the six months ended August 31, 2016 and 2015, respectively. No unrestricted shares were issued and no expense was recorded during the three months ended August 31, 2016 and 2015, respectively.

During the three- and six-month periods ended August 31, 2016, the Company recognized $147,354 and $294,708, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the six-month periods ended August 31, 2016 and 2015, 48,084 and 55,899 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2016 was $1,569,757, which is expected to be recognized over the weighted-average period of 2.7 years.

The Company did not recognize any stock-based compensation expense attributable to SWRL during the three and six months ended August 31, 2016, compared with $0 and $99,250 recognized during the three and six months ended August 31, 2015, respectively.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid for:	2016	2015
Interest, net	$68,699	$92,360
Income taxes	1,096,123	825,673
Non-Cash Operating Activities Accrued Inventory	139,305	389,751
Non-Cash Financing Activities Dividend Payable	702,525	702,444
Sale of assets to buyers for notes receivable:
Long-lived assets	80,989	127,500
Other assets	-	75,000

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements and Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended August 31, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,507,151	$5,233,439	$455,516	$1,666,435	$-	$8,862,541
Intersegment revenues	(1,391)	(259,188)	-	-	-	(260,579)
Revenue from external customers	1,505,760	4,974,251	455,516	1,666,435	-	8,601,962
Segment profit (loss)	680,811	1,229,289	77,661	482,844	(949,139)	1,521,466
Total assets	1,450,725	12,650,885	970,002	10,141,313	4,687,240	29,900,165
Capital expenditures	-	230,042	3,299	6,132	58,090	297,563
Total depreciation & amortization	14,168	107,883	3,356	160,481	31,795	317,683

Three Months Ended August 31, 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,581,692	$5,540,446	$453,456	$2,072,412	$-	$9,648,006
Intersegment revenues	(1,292)	(372,160)	-	-	-	(373,452)
Revenue from external customers	1,580,400	5,168,286	453,456	2,072,412	-	9,274,554
Segment profit (loss)	753,069	1,386,403	12,891	422,228	(919,626)	1,654,965
Total assets	1,375,082	10,992,912	1,020,538	13,064,904	5,081,599	31,535,035
Capital expenditures	22,709	74,753	960	22,274	9,494	130,190
Total depreciation & amortization	9,284	101,344	4,699	198,373	42,113	355,813

Six Months Ended August 31, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,055,186	$11,286,182	$761,092	$3,429,270	$-	$18,531,730
Intersegment revenues	(2,752)	(550,817)	-	-	-	(553,569)
Revenue from external customers	3,052,434	10,735,365	761,092	3,429,270	-	17,978,161
Segment profit (loss)	1,351,438	2,462,295	62,996	950,623	(2,159,298)	2,668,054
Total assets	1,450,725	12,650,885	970,002	10,141,313	4,687,240	29,900,165
Capital expenditures	9,126	707,163	3,321	30,476	181,903	931,989
Total depreciation & amortization	27,825	214,160	6,704	326,446	67,772	642,907

Six Months Ended August 31, 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,132,134	$12,162,814	$834,114	$4,182,209	$-	$20,311,271
Intersegment revenues	(2,715)	(669,980)	-	-	-	(672,695)
Revenue from external customers	3,129,419	11,492,834	834,114	4,182,209	-	19,638,576
Segment profit (loss)	1,509,982	2,786,007	(28,139)	686,644	(1,933,870)	3,020,624
Total assets	1,375,082	10,992,912	1,020,538	13,064,904	5,081,599	31,535,035
Capital expenditures	22,709	220,824	960	38,472	39,407	322,372
Total depreciation & amortization	19,571	203,860	10,595	401,550	85,087	720,663

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.5 million, or 8.6 percent, of the Company’s revenues from external customers during the six months ended August 31, 2016, compared to $2.3 million, or 11.8 percent of the Company’s revenues from external customers during the six months ended August 31, 2015.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2016		February 29, 2016
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$210,402	$220,778	$209,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	71,504	459,340	51,423
Franchise rights		20		5,953,073	950,478	5,914,181	760,818
Total				7,440,993	1,784,187	7,146,102	1,573,697
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,150,321	$2,446,571	$8,855,430	$2,236,081

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $211,125 and $186,506 during the six months ended August 31, 2016 and 2015, respectively.

At August 31, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2017	$216,250
2018	444,311
2019	450,741
2020	437,584
2021	425,875
Thereafter	3,682,045
Total	$5,656,806

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following as of August 31, 2016 and February 29, 2016:

	August 31, 2016	February 29, 2016
Gift card liabilities	2,720,557	2,835,943
Other accrued expenses	325,899	364,955
Total other accrued expenses	$3,046,456	$3,200,898

NOTE 10 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have provided services to the Company and may provide services in the future. For the six months ended August 31, 2016, the Company paid $22,172 and $23,250 was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring and acquisition charges incurred were comprised of lease settlement costs of $60,000 during the six months ended August 31, 2016, relating to the closure of an ALY company-owned location.

The Company did not record any restructuring charges in the three and six months ended August 31, 2015.

NOTE 12 – SALE OR DISTRIBUTION OF ASSETS

During the three months ended August 31, 2016, the Company sold two Company-owned U-Swirl locations and financed the transfer of a franchised Rocky Mountain Chocolate Factory location. During the three months ended August 31, 2015, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and financed the upgrade and reopening of a former franchised Rocky Mountain Chocolate Factory location. These locations were sold for notes receivable. Associated with these asset disposal activities, the Company recorded the following in the six months ended August 31, 2016 and 2015:

	2016	2015
Notes receivable	$145,585	$264,433

NOTE 13 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to U-Swirl and used to finance U-Swirl’s business acquisitions.

As of August 31, 2016 and February 29, 2016, notes payable consisted of the following:

	August 31, 2016	February 29, 2016

Promissory note	$4,463,901	$5,085,133

Less: current maturities	(1,277,815)	(1,254,007)

Long-term obligations	$3,186,086	$3,831,126

The following table summarizes annual maturities of our notes payable as of August 31, 2016:

Amount
2017	$632,204
2018	1,302,503
2019	1,352,897
2020	1,176,297
Total minimum payments	$4,463,901
Less: current maturities	(1,277,815)

Long-term obligations	$3,186,086

NOTE 14 – CONTINGENCIES

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 29, 2016, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 29, 2016. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

On January 13, 2016, the CherryBerry Entities dismissed without prejudice their counterclaim and third-party complaint in the Colorado District Court, and thereafter on January 13, 2016, the CherryBerry Entities refiled the exact claims (the “Oklahoma Action”) in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”). Also on January 13, 2016, RMCF filed a lawsuit against the CherryBerry Entities in the Colorado District Court seeking a declaratory judgment that it is not the alter ego of SWRL and that the SWRL Loan Agreement should not be re-characterized as equity (the “Colorado Action”). On that same date, SWRL filed a complaint against the CherryBerry Selling Parties asserting the same claims as it had asserted previously. RMCF filed a motion to dismiss for lack of jurisdiction and improper venue and in the alternative a motion to transfer venue in response to the Oklahoma Action, and the CherryBerry Selling Parties subsequently filed a motion to dismiss the Colorado Action. In April 2016, the Colorado District Court granted in part the CherryBerry Selling Parties’ motion and administratively closed the case. In addition, in April 2016, the Oklahoma Court denied RMCF’s motion (and SWRL’s similar motion). On April 8, 2016, the CherryBerry Entities moved to add RMCF as a defendant on the alter ego and re-characterization claims in the Oklahoma Action. On May 9, 2016, the Oklahoma Court granted that application. We intend to vigorously assert and defend our rights in this lawsuit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the ability to attract and retain qualified franchisees, the success of our franchised stores, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2016, there were 3 Company-owned, 81 licensee-owned and 284 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, the Kingdom of Saudi Arabia and the United Arab Emirates. As of August 31, 2016, U-Swirl operated 6 Company-owned stores and 196 franchised stores located in 38 states, Canada and the United Arab Emirates. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 29, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets. During FY 2016, SWRL acquired the franchise rights of “Let’s Yo!”.

Results of Operations

Three Months Ended August 31, 2016 Compared to the Three Months Ended August 31, 2015

Basic earnings per share increased 30.8% from $0.13 in the three months ended August 31, 2015 to $0.17 in the three months ended August 31, 2016. Revenues decreased 7.3% from $9.3 million in the three months ended August 31, 2015 to $8.6 million in the three months ended August 31, 2016. Operating income decreased 8.4% from $1.70 million in the three months ended August 31, 2015 to $1.55 million in the three months ended August 31, 2016. Net income increased 25.0% from $780,000 in the three months ended August 31, 2015 to $975,000 in the three months ended August 31, 2016. The decrease in operating income was due primarily to lower revenue in the three months ended August 31, 2016 compared to the three months ended August 31, 2015. This decrease was more than offset by no amount of net income being attributable to non-controlling interest.

Revenues	Three Months Ended
	August 31,		$		%
($’s in thousands)	2016	2015	Change		Change
Factory sales	$4,974.3	$5,168.3	$	(194.0)	(3.8%)
Retail sales	1,342.2	1,550.9		(208.7)	(13.5%)
Franchise fees	49.5	113.6		(64.1)	(56.4%)
Royalty and marketing fees	2,236.0	2,441.8		(205.8)	(8.4%)
Total	$8,602.0	$9,274.6	$	(672.6)	(7.3%)

Factory Sales

The decrease in factory sales for the three months ended August 31, 2016 versus the three months ended August 31, 2015 was primarily due to a 44.5% decrease in shipments of product to customers outside our network of franchise retail locations partially offset by a 4.2% increase in purchases by our network of franchised and licensed stores. Revenue from one customer of the Company’s Manufacturing segment represented approximately $132,000, or 2.7% of factory sales, during the three months ended August 31, 2016 compared to revenue of $308,000, or 6.0% of factory sales, from the same customer in the three months ended August 31, 2015. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 2.1% in the three months ended August 31, 2016, compared with the three months ended August 31, 2015.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 0.2% in the three months ended August 31, 2016 compared to the three months ended August 31, 2015.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2015 to the three months ended August 31, 2016 resulted from a 12.9% decrease in domestic franchise units in operation and lower same store sales. The average number of total domestic franchise stores in operation decreased from 442 in the three months ended August 31, 2015 to 385 during the three months ended August 31, 2016. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 0.1% during the three months ended August 31, 2016 compared to the three months ended August 31, 2015. Franchise fee revenues decreased primarily as a result of fewer U-Swirl cafés being opened and a decline in international license fees recognized during the three months ended August 31, 2016 compared to the three months ended August 31, 2015.

Costs and Expenses	Three Months Ended
	August 31,		$		%
($’s in thousands)	2016	2015	Change		Change

Cost of sales – factory adjusted	$3,489.6	$3,603.6	$	(114.0)	(3.2%	)
Cost of sales - retail	434.1	477.9		(43.8)	(9.2%	)
Franchise costs	503.3	609.5		(106.2)	(17.4%	)
Sales and marketing	663.0	603.4		59.6	9.9%
General and administrative	981.1	1,134.3		(153.2)	(13.5%	)
Retail operating	658.7	792.5		(133.8)	(16.9%	)
Total	$6,729.8	$7,221.2	$	(491.4)	(6.8%	)

Adjusted Gross Margin	Three Months Ended
	August 31,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory adjusted gross margin	$1,484.7	$1,564.7	$	(80.0)	(5.1%	)
Retail	908.1	1,073.0		(164.9)	(15.4%	)
Total	$2,392.8	$2,637.7	$	(244.9)	(9.3%	)

Adjusted Gross Margin	Three Months Ended
	August 31,		%		%
	2016	2015	Change		Change

Factory adjusted gross margin	29.8%	30.3%	(0.5%	)	(1.7%	)
Retail	67.7%	69.2%	(1.5%	)	(2.2%	)
Total	37.9%	39.3%	(1.4%	)	(3.6%	)

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

	Three Months Ended
	August 31,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory adjusted gross margin	$1,484.7	$1,564.7	$	(80.0)	(5.1%	)
Less: depreciation and amortization	103.7	100.8		$3.0	3.0%
Factory GAAP gross margin	$1,381.0	$1,463.9	$	(83.0)	(5.7%	)

Factory GAAP gross margin	27.8%	28.3%		(0.5% )	(1.8%	)

Cost of Sales

Factory margins decreased 50 basis points in the three months ended August 31, 2016 compared to the three months ended August 31, 2015 due primarily to lower costs of certain materials more than offset by increased costs of labor and overhead in the three months ended August 31, 2016 compared to the three months ended August 31, 2015. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a change in units in operation during the three months ended August 31, 2016 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended August 31, 2016 versus the three months ended August 31, 2015 is due primarily to lower franchise costs associated with supporting U-Swirl franchise units due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative franchise costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 22.0% in the three months ended August 31, 2016 from 23.9% in the three months ended August 31, 2015.

Sales and Marketing

The increase in sales and marketing costs for the three months ended August 31, 2016 compared to the three months ended August 31, 2015 is primarily due to higher marketing related compensation associated with additional sales staff partially offset by lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2016 compared to the three months ended August 31, 2015 is due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. For the three months ended August 31, 2016, approximately $98,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $266,000 in the three months ended August 31, 2015. As a percentage of total revenues, general and administrative expenses decreased to 11.4% in the three months ended August 31, 2016 compared to 12.2% in the three months ended August 31, 2015.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended August 31, 2016 compared to the three months ended August 31, 2015 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 51.1% in the three months ended August 31, 2015 to 49.1% in the three months ended August 31, 2016. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $318,000 in the three months ended August 31, 2016 decreased 10.7% from $356,000 incurred in the three months ended August 31, 2015. This decrease was the result of fewer Company-owned store assets in service.

Restructuring and Acquisition Related Charges

There were no restructuring and acquisition related charges during the three months ended August 31, 2016 or 2015.

Other Income

Net interest expense was $33,000 in the three months ended August 31, 2016 compared to net interest expense of $42,600 incurred in the three months ended August 31, 2015. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2016 was 35.9%, compared to 25.1% for the three months ended August 31, 2015. The increase of 10.8% was primarily due to the tax consequences of a change in the controlling interest in SWRL and foreclosure upon the stock of U-Swirl. For the three months ended August 31, 2015, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. The Company has filed income tax returns consolidating the results of the Company and its wholly-owned subsidiary, ALY. SWRL has filed a separate consolidated income tax return for the results of SWRL and its wholly owned subsidiary, U-Swirl. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016, the results of U-Swirl will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from SWRL’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods, however, there are no remaining operating assets held by SWRL.

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

Six Months Ended August 31, 2016 Compared to the Six Months Ended August 31, 2015

Basic earnings per share increased 11.5% to $0.29 for the six months ended August 31, 2016 compared to $0.26 for the six months ended August 31, 2015. Revenues decreased 8.5% to $18.0 million for the six months ended August 31, 2016 compared to $19.6 million in the six months ended August 31, 2015. Operating income decreased 11.9% from $3.1 million in the six months ended August 31, 2015 to $2.7 million in the six months ended August 31, 2016. Net income increased 10.6% from $1.5 million in the six months ended August 31, 2015 to $1.7 million in the six months ended August 31, 2016. The decrease in operating income was due primarily to lower revenue in the six months ended August 31, 2016 compared to the six months ended August 31, 2015. This decrease was more than offset by no amount of net income being attributable to non-controlling interest.

Revenues	Six Months Ended
	August 31,		$	%
($’s in thousands)	2016	2015	Change	Change
Factory sales	$10,735.4	$11,492.9	$ (757.5)	(6.6%	)
Retail sales	2,605.4	2,962.4	(357.0)	(12.1%	)
Franchise fees	155.0	384.2	(229.2)	(59.7%	)
Royalty and marketing fees	4,482.4	4,799.1	(316.7)	(6.6%	)
Total	$17,978.2	$19,638.6	$(1,660.4)	(8.5%	)

Factory Sales

The decrease in factory sales for the six months ended August 31, 2016 versus the six months ended August 31, 2015 was primarily due to a 26.7% decrease in shipments of product to customers outside our network of franchised retail stores, a 3.0% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation, and a 3.7% decrease in same-store pounds purchased by our network of franchise and license stores. Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.5 million, or 14.4% of factory sales, during the six months ended August 31, 2016 compared to revenue of $2.3 million, or 20.2% of factory sales, from the same customer in the six months ended August 31, 2015.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 0.9% in the six months ended August 31, 2016 compared to the six months ended August 31, 2015. Same-store sales at U-Swirl cafés decreased 0.5% in the six months ended August 31, 2016 compared to the six months ended August 31, 2015.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the six months ended August 31, 2015 to the six months ended August 31, 2016 resulted from an 11.0% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 437 in the six months ended August 31, 2015 to 389 during the six months ended August 31, 2016. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 0.2% during the six months ended August 31, 2016 compared to the six months ended August 31, 2015. Franchise fee revenues decreased as a result of the license fees associated with the license agreements for the development and franchising of CherryBerry stores in the Canadian province of Ontario being recognized in the six months ended August 31, 2015 and no international license fees being recognized in the six months ended August 31, 2016.

Costs and Expenses	Six Months Ended
	August 31,		$	%
($’s in thousands)	2016	2015	Change	Change

Cost of sales – factory adjusted	$7,769.1	$8,312.0	$ (542.9)	(6.5%	)
Cost of sales - retail	854.1	933.4	(79.3)	(8.5%	)
Franchise costs	1,051.0	1,213.5	(162.5)	(13.4%	)
Sales and marketing	1,317.1	1,239.0	78.1	6.3%
General and administrative	2,221.2	2,463.1	(241.9)	(9.8%	)
Retail operating	1,325.6	1,648.4	(322.8)	(19.6%	)
Total	$14,538.1	$15,809.4	$(1,271.3)	(8.0%	)

Adjusted gross margin	Six Months Ended
	August 31,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory adjusted gross margin	$2,966.3	$3,180.9	$	(214.6)	(6.7%	)
Retail	1,751.3	2,029.0		(277.7)	(13.7%	)
Total	$4,717.6	$5,209.9	$	(492.3)	(9.4%	)

Adjusted Gross Margin	Six Months Ended
	August 31,		%		%
	2016	2015	Change		Change

Factory adjusted gross margin	27.6%	27.7%	(0.1%	)	(0.4%	)
Retail	67.2%	68.5%	(1.3%	)	(1.9%	)
Total	35.4%	36.0%	(0.6%	)	(1.7%	)

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

	Six Months Ended
	August 31,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory adjusted gross margin	$2,966.3	$3,180.9	$	(214.6)	(6.7%	)
Less: depreciation and amortization	206.2	202.7		$3.5	1.7%
Factory GAAP gross margin	$2,760.1	$2,978.2	$	(218.1)	(7.3%	)

Factory GAAP gross margin	25.7%	25.9%		(0.2% )	(0.8%	)

Costs and Expenses

Cost of Sales

Factory margins decreased 10 basis points in the six months ended August 31, 2016 compared to the six months ended August 31, 2015 due primarily to lower costs of certain materials more than offset by increased costs of labor and overhead in the six months ended August 31, 2016 compared to the six months ended August 31, 2015. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a change in units in operation during the six months ended August 31, 2016 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the six months ended August 31, 2016 versus the six months ended August 31, 2015 is due primarily to lower franchise costs associated with supporting U-Swirl franchise units due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative franchise costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 22.7% in the six months ended August 31, 2016 from 23.4% in the six months ended August 31, 2015. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the six months ended August 31, 2016 compared to the six months ended August 31, 2015 is primarily due to higher marketing related compensation associated with additional sales staff partially offset by lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the six months ended August 31, 2016 compared to the six months ended August 31, 2015 is due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. For the six months ended August 31, 2016, approximately $261,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $669,000 in the six months ended August 31, 2015. As a percentage of total revenues, general and administrative expenses decreased to 12.4% in the six months ended August 31, 2016 compared to 12.5% in the six months ended August 31, 2015.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2016 compared to the six months ended August 31, 2015 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 55.6% in the six months ended August 31, 2015 to 50.9% in the six months ended August 31, 2016. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization of $643,000 in the six months ended August 31, 2016 decreased 10.8% from $721,000 incurred in the six months ended August 31, 2015. This decrease was the result of fewer Company-owned store assets in service.

Restructuring and acquisition related charges

Restructuring and acquisition related charges of $60,000 during the six months ended August 31, 2016 increased from $0 during the six months ended August 31, 2015. The increase is primarily the result of lease settlement costs related to the closure of an ALY company-owned location.

Other Income

Net interest expense was $69,000 in the six months ended August 31, 2016, a decrease of 21.4% compared to net interest expense of $87,800 in the six months ended August 31, 2015. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2016 was 36.0%, compared to 28.0% for the six months ended August 31, 2015. The increase of 8.0% is primarily due to the tax consequences of a change in the controlling interest in SWRL and foreclosure upon the stock of U-Swirl. For the six months ended August 31, 2015, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. The Company has filed income tax returns consolidating the results of the Company and its wholly-owned subsidiary, ALY. SWRL has filed a separate consolidated income tax return for the results of SWRL and its wholly owned subsidiary, U-Swirl. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016, the results of U-Swirl will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from SWRL’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods, however, there are no remaining operating assets held by SWRL.

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

Liquidity and Capital Resources

As of August 31, 2016, working capital was $6.8 million, compared with $7.4 million as of February 29, 2016, a decrease of $0.6 million. The decrease in working capital was primarily due to operating results more than offset by the payment of dividends and repurchases of common stock.

Cash and cash equivalent balances decreased $1.3 million from $6.2 million as of February 29, 2016 to $4.9 million as of August 31, 2016 as a result of cash flow used by financing activities, including repayment of indebtedness, payment of dividends and stock repurchases. Our current ratio was 1.8 to 1 at August 31, 2016 and 1.9 to 1 at February 29, 2016. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the six months ended August 31, 2016, we had net income of $1,706,647. Operating activities provided cash of $2,153,553, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $642,907 and the change in inventory of ($708,428). During the comparable 2015 period, we had net income of $2,173,579, and operating activities provided cash of $3,968,432. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $720,663 and stock compensation expense of $468,386.

For the six months ended August 31, 2016, investing activities used cash of $1,065,034, primarily due to the purchases of property, equipment of $931,989. In comparison, investing activities used cash of $314,290 during the six months ended August 31, 2015 primarily due to the purchase of property and equipment of $322,373.

Financing activities used cash of $2,406,680 for the six months ended August 31, 2016 and used cash of $4,900,918 during the prior year period. This was primarily due to decreased cash used to repurchase common stock during the six months ended August 31, 2016.

We have a $5.0 million ($5.0 million available as of August 31, 2016) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2016, we were in compliance with all such covenants. The line of credit is subject to renewal in September 2017. As of August 31, 2016, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of August 31, 2016, $4.5 million). The note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of August 31, 2016, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the six months ended August 31, 2016, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. As of August 31, 2016, approximately $638,121 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of August 31, 2016, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2016, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $176,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of August 31, 2016, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of August 31, 2016, $4.5 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Company management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of August 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 29, 2016, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 29, 2016. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

 On January 13, 2016, the CherryBerry Entities dismissed without prejudice their counterclaim and third-party complaint from the Colorado District Court, and thereafter on January 13, 2016, the CherryBerry Entities refiled the exact claims (the “Oklahoma Action”) in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”). Also on January 13, 2016, RMCF filed a lawsuit against the CherryBerry Entities in the Colorado District Court seeking a declaratory judgment that it is not the alter ego of SWRL and that the SWRL Loan Agreement should not be re-characterized as equity (the “Colorado Action”). On that same date, SWRL filed a complaint against the CherryBerry Selling Parties asserting the same claims as it had asserted previously. RMCF filed a motion to dismiss for lack of jurisdiction and improper venue and in the alternative a motion to transfer venue in response to the Oklahoma Action, and the CherryBerry Selling Parties subsequently filed a motion to dismiss the Colorado Action. In April 2016, the Colorado District Court granted in part the CherryBerry Selling Parties’ motion and administratively closed the case. In addition, in April 2016, the Oklahoma Court denied RMCF’s motion (and SWRL’s similar motion). On April 8, 2016, the CherryBerry Entities moved to add RMCF as a defendant on the alter ego and re-characterization claims in the Oklahoma Action. On May 9, 2016, the Oklahoma Court granted that application. We intend to vigorously assert and defend our rights in this lawsuit.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Period		Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2016	—	June 30, 2016	19,686	$9.97	19,686	$648,216
July 1, 2016	—	July 31, 2016	1,000	$10.10	1,000	$638,121
August 1, 2016	—	August 31, 2016	-0-	N/A	-0-	$638,121
	Total		20,686	$9.97	20,686	$638,121

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 12, 2016	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director