Form 10-Q
period 2016-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2017-01-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

On December 31, 2016, the registrant had outstanding 5,854,372 shares of its common stock, $.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Revenues
Sales	$8,250,611	$8,024,803	$21,591,420	$22,480,092
Franchise and royalty fees	1,704,628	1,782,510	6,341,980	6,965,797
Total revenues	9,955,239	9,807,313	27,933,400	29,445,889

Costs and Expenses
Cost of sales	5,544,155	5,300,962	14,373,548	14,749,058
Franchise costs	520,619	657,660	1,571,619	1,871,113
Sales and marketing	641,976	593,793	1,959,115	1,832,828
General and administrative	880,455	1,087,633	3,101,662	3,550,781
Retail operating	551,168	669,961	1,876,783	2,318,404
Depreciation and amortization, exclusive of depreciation and amortization expense of $118,213, $98,009, $324,412 and $300,731, respectively, included in cost of sales	201,512	245,539	638,220	763,480
Restructuring and acquisition-related charges	-	-	60,000	-

Total costs and expenses	8,339,885	8,555,548	23,580,947	25,085,664

Income from Operations	1,615,354	1,251,765	4,352,453	4,360,225

Other Income (Expense)
Interest expense	(40,842)	(52,553)	(132,884)	(167,424)
Interest income	9,543	13,779	32,540	40,814
Other income (expense), net	(31,299)	(38,774)	(100,344)	(126,610)

Income Before Income Taxes	1,584,055	1,212,991	4,252,109	4,233,615

Income Tax Provision	572,256	439,355	1,533,663	1,286,400

Consolidated Net Income	$1,011,799	$773,636	$2,718,446	$2,947,215
Less: Net income attributable to non-controlling interest	-	332,835	-	963,659
Net Income attributable to RMCF	$1,011,799	$440,801	$2,718,446	$1,983,556

Basic Earnings per Common Share	$.17	$.08	$.47	$.34
Diluted Earnings per Common Share	$.17	$.07	$.45	$.32

Weighted Average Common Shares Outstanding - Basic	5,874,366	5,840,407	5,839,603	5,911,561
Dilutive Effect of Stock Options and Restricted Stock Units	133,658	181,742	159,215	209,173
Weighted Average Common Shares Outstanding - Diluted	6,008,024	6,022,149	5,998,818	6,120,734

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2016	2016
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,596,453	$6,194,948
Accounts receivable, less allowance for doubtful accounts of $612,307 and $595,471, respectively	4,391,560	3,799,691
Notes receivable, current portion	267,917	317,248
Refundable income taxes	284,927	-
Inventories, less reserve for slow moving inventory of $284,767 and $261,346, respectively	5,454,965	4,840,108
Other	325,116	286,859
Total current assets	15,320,938	15,438,854

Property and Equipment, Net	6,464,991	6,010,303

Other Assets
Notes receivable, less current portion and valuation allowance of $34,845 and $75,000, respectively	414,309	530,446
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	4,919,545	5,153,363
Intangible assets, net	643,354	419,042
Deferred income taxes	1,184,524	1,421,655
Other	128,043	295,118
Total other assets	8,336,719	8,866,568

Total Assets	$30,122,648	$30,315,725

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,290,099	$1,254,007
Accounts payable	1,734,944	1,663,245
Accrued salaries and wages	820,621	683,863
Gift card liabilities	2,758,283	2,835,943
Other accrued expenses	323,138	364,955
Dividend payable	702,525	700,728
Deferred income	478,633	502,950

Total current liabilities	8,108,243	8,005,691

Long-Term Debt, Less Current Maturities	2,859,240	3,831,126

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value per share, 46,000,000 shares authorized, 5,889,480 and 5,839,396 issued, and 5,854,372 and 5,839,396 outstanding, respectively	5,889	5,839
Additional paid-in capital	5,753,593	5,340,190
Retained earnings	13,747,267	13,132,879
Treasury stock, 35,108 shares and 0 shares, at cost	(351,584)	-
Total stockholders’ equity	19,155,165	18,478,908

Total Liabilities and Stockholders’ Equity	$30,122,648	$30,315,725

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2016	2015
Cash Flows From Operating activities
Net income	$2,718,446	$2,947,215
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	962,632	1,064,211
Provision for slow moving inventory	61,061	68,175
Provision for loss on accounts and notes receivable	109,200	129,000
Loss on sale or disposal of property and equipment	18,783	90,149
Expense recorded for stock compensation	447,581	615,740
Deferred income	14,710	(430,043)
Deferred income taxes	237,131	100,108
Changes in operating assets and liabilities:
Accounts receivable	(650,708)	50,028
Refundable income taxes	(284,927)	-
Inventories	(771,281)	121,220
Other current assets	(39,008)	(9,182)
Accounts payable	156,150	(321,489)
Accrued liabilities	17,281	179,878
Net cash provided by operating activities	2,997,051	4,605,010

Cash Flows From Investing Activities
Addition to notes receivable	(131,243)	(46,489)
Proceeds received on notes receivable	255,907	259,619
Purchase of intangible assets	(307,023)	(54,479)
Proceeds from sale of assets	33,845	23,692
Purchases of property and equipment	(1,048,667)	(625,180)
Decrease (increase) in other assets	25,402	(115,407)
Net cash used in investing activities	(1,171,779)	(558,244)

Cash Flows From Financing Activities
Payments on long-term debt	(935,794)	(901,560)
Repurchase of common stock	(351,584)	(3,030,708)
Tax (expense) benefit of stock awards	(34,128)	19,868
Dividends paid	(2,102,261)	(2,137,817)
Net cash used in financing activities	(3,423,767)	(6,050,217)

Net Decrease in Cash and Cash Equivalents	(1,598,495)	(2,003,451)

Cash and Cash Equivalents, Beginning of Period	6,194,948	7,157,371

Cash and Cash Equivalents, End of Period	$4,596,453	$5,153,920

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), Aspen Leaf Yogurt, LLC, a Colorado limited liability company (“ALY”), U-Swirl International, Inc. (“U-Swirl”) (a Nevada corporation), and its 39%-owned subsidiary, U-Swirl, Inc., a Nevada corporation (“SWRL”) of which, RMCF had financial control until February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an international franchisor, confectionery manufacturer and retail operator in the United States, Canada, Japan, South Korea and the United Arab Emirates. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates self-serve frozen yogurt cafés. The Company also sells its candy in selected locations outside of its system of retail stores and licenses the use of its brand with certain consumer products.

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

In January 2013, through our wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of November 30, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. As of November 30, 2016, the Company held a 39% interest in SWRL. The SWRL Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions by SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, the Company was entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales of both confectionery products and frozen yogurt; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operated under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2016:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	4	4
Franchise stores – Domestic stores and kiosks	7	191	198
International license stores	-	94	94
Cold Stone Creamery – co-branded	4	82	86
U-Swirl (Including all associated brands)
Company-owned stores	-	2	2
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	143	143
Franchise stores – Domestic – co-branded	*	18	18
International License Stores	-	7	7
Total	11	544	555

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended November 30, 2016, there were no stock options excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the three months ended November 30, 2015 because their effect would have been anti-dilutive. For the nine months ended November 30, 2016, no stock options were excluded from the computation of earnings per share, compared with 12,936 stock options excluded from the computation of earnings per share for the nine months ended November 30, 2015 because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2016	February 29, 2016
Ingredients and supplies	$2,883,509	$2,868,157
Finished candy	2,784,760	2,138,952
U-Swirl food and packaging	71,463	94,345
Reserve for slow moving inventory	(284,767)	(261,346)
Total inventories	$5,454,965	$4,840,108

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2016	February 29, 2016
Land	$513,618	$513,618
Building	4,787,855	4,784,272
Machinery and equipment	10,375,738	9,987,906
Furniture and fixtures	1,044,004	1,169,475
Leasehold improvements	1,531,112	1,862,603
Transportation equipment	418,402	438,601
Asset Impairment	(30,414)	(568,803)
	18,640,315	18,187,672

Less accumulated depreciation	(12,175,324)	(12,177,369)
Property and equipment, net	$6,464,991	$6,010,303

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid quarterly cash dividends of $0.12 per common share on March 11, 2016, June 17, 2016, and September 16, 2016 to stockholders of record on February 26, 2016, June 7, 2016, and September 6, 2016, respectively. The Company declared a quarterly cash dividend of $0.12 per share of common stock on November 15, 2016 payable on December 9, 2016 to stockholders of record on November 25, 2016.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the nine months ended November 30, 2016, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. The Company did not repurchase any shares during the three months ended November 30, 2016. As of November 30, 2016, approximately $638,121 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At November 30, 2016, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $132,453 and $447,581 of stock-based compensation expense during the three and nine month periods ended November 30, 2016, respectively, compared to $147,354 and $615,740 during the three and nine month periods ended November 30, 2015, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes stock option activity during the nine months ended November 30, 2016 and 2015:

	Nine Months Ended
	November 30,
	2016	2015
Outstanding stock options as of February 28 or 29:	12,936	12,936
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(12,936)	-
Outstanding stock options as of November 30:	-	12,936

Weighted average exercise price	n/a	$14.70
Weighted average remaining contractual term (in years)	n/a	0.29

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2016 and 2015:

	Nine Months Ended
	November 30,
	2016	2015
Outstanding non-vested restricted stock units as of February 28 or 29:	181,742	237,641
Granted	-	-
Vested	(48,084)	(55,899)
Cancelled/forfeited	(10,000)	-
Outstanding non-vested restricted stock units as of November 30:	123,658	181,742

Weighted average grant date fair value	$12.22	$12.22
Weighted average remaining vesting period (in years)	2.47	3.47

During the nine months ended November 30, 2016, the Company granted 2,000 fully vested, unrestricted shares of common stock to non-employee directors compared with the grant of 4,000 fully vested, unrestricted shares of common stock to non-employee directors in the nine months ended November 30, 2015. There were no unrestricted shares of common stock granted during the three month periods ended November 30, 2016 or 2015. In connection with these non-employee director stock grants, the Company recognized $20,420 and $61,040 of stock-based compensation expense during the nine-month periods ended November 30, 2016 and 2015, respectively.

During the three and nine month periods ended November 30, 2016, the Company recognized $132,453 and $427,161, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the nine-month periods ended November 30, 2016 and 2015, 48,084 and 55,899 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2016 was $1,316,804, which is expected to be recognized over the weighted-average period of 2.5 years.

The Company did not recognize any stock-based compensation expense attributable to SWRL during the three and nine months ended November 30, 2016, compared with $0 and $99,250 recognized during the three and nine months ended November 30, 2015, respectively.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid for:	2016	2015
Interest	$100,275	$128,881
Income taxes	1,655,774	997,914
Non-Cash Operating Activities
Accrued Inventory	202,669	497,190
Non-Cash Financing Activities
Dividend Payable	702,525	700,728
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	20,989	127,500
Other assets	$-	$75,000

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

Three Months Ended November 30, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,202,655	$7,783,888	$320,011	$1,009,360	$-	$10,315,914
Intersegment revenues	(1,248)	(359,427)	-	-	-	(360,675)
Revenue from external customers	1,201,407	7,424,461	320,011	1,009,360	-	9,955,239
Segment profit (loss)	328,866	2,049,231	(46,253)	102,906	(850,695)	1,584,055
Total assets	1,151,783	13,761,091	1,132,268	9,138,026	4,939,480	30,122,648
Capital expenditures	4,414	78,725	13,677	5,246	14,615	116,677
Total depreciation & amortization	$13,441	$122,381	$3,357	$147,284	$33,262	$319,725

Three Months Ended November 30, 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,159,250	$7,499,619	$248,164	$1,293,843	$-	$10,200,876
Intersegment revenues	(1,238)	(392,325)	-	-	-	(393,563)
Revenue from external customers	1,158,012	7,107,294	248,164	1,293,843	-	9,807,313
Segment profit (loss)	277,663	2,029,847	(61,439)	(158,478)	(874,602)	1,212,991
Total assets	1,162,582	12,540,706	1,087,849	12,721,643	3,505,689	31,018,469
Capital expenditures	-	120,302	1,716	12,847	167,943	302,808
Total depreciation & amortization	$8,717	$98,286	$3,810	$197,717	$35,018	$343,548

Nine Months Ended November 30, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,257,842	$19,070,069	$1,081,103	$4,438,630	$-	$28,847,644
Intersegment revenues	(4,000)	(910,244)	-	-	-	(914,244)
Revenue from external customers	4,253,842	18,159,825	1,081,103	4,438,630	-	27,933,400
Segment profit (loss)	1,680,304	4,511,527	16,743	1,053,529	(3,009,994)	4,252,109
Total assets	1,151,783	13,761,091	1,132,268	9,138,026	4,939,480	30,122,648
Capital expenditures	13,540	785,889	16,997	35,722	196,519	1,048,667
Total depreciation & amortization	$41,266	$336,541	$10,061	$473,730	$101,034	$962,632

Nine Months Ended November 30, 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,291,383	$19,662,432	$1,082,279	$5,476,052	$-	$30,512,146
Intersegment revenues	(3,953)	(1,062,304)	-	-	-	(1,066,257)
Revenue from external customers	4,287,430	18,600,128	1,082,279	5,476,052	-	29,445,889
Segment profit (loss)	1,787,646	4,815,854	(89,578)	528,166	(2,808,473)	4,233,615
Total assets	1,162,582	12,540,706	1,087,849	12,721,643	3,505,689	31,018,469
Capital expenditures	22,709	341,126	2,676	51,319	207,350	625,180
Total depreciation & amortization	$28,288	$302,145	$14,406	$599,267	$120,105	$1,064,211

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.1 million, or 7.5 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2016, compared to $3.1 million, or 10.5 percent of the Company’s revenues from external customers during the nine months ended November 30, 2015.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2016		February 29, 2016
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$210,778	$220,778	$209,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	81,985	459,340	51,423
Franchise Rights		20		5,965,205	1,045,660	5,914,181	760,818
Total				7,453,125	1,890,226	7,146,102	1,573,697
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,162,453	$2,552,610	$8,855,430	$2,236,081

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $316,529 and $277,839 during the nine months ended November 30, 2016 and 2015, respectively.

At November 30, 2016, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2017	$110,421
2018	444,917
2019	451,348
2020	438,191
2021	426,481
Thereafter	3,691,541
Total	$5,562,899

NOTE 9 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have provided services to the Company and may provide services in the future. For the nine months ended November 30, 2016, the Company paid $47,222 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

NOTE 10 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring and acquisition charges incurred were comprised of lease settlement costs of $60,000 during the nine months ended November 30, 2016, relating to the closure of an ALY Company-owned location.

The Company did not record any restructuring charges in the three and nine months ended November 30, 2015.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SALE OR DISTRIBUTION OF ASSETS

During the nine months ended November 30, 2016, the Company sold two Company-owned U-Swirl locations and financed the transfer of a franchised Rocky Mountain Chocolate Factory location. During the nine months ended November 30, 2015, the Company sold one Company-owned Rocky Mountain Chocolate Factory location and financed the upgrade and reopening of a former franchised Rocky Mountain Chocolate Factory location. These locations were sold for notes receivable. Associated with these asset disposal activities, the Company recorded the following in the nine months ended November 30, 2016 and 2015:

	2016	2015
Notes receivable	$145,585	$264,433

NOTE 12 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions.

As of November 30, 2016 and February 29, 2016, notes payable consisted of the following:

	November 30, 2016	February 29, 2016

Promissory note	$4,149,339	$5,085,133

Less: current maturities	(1,290,099)	(1,254,007)

Long-term obligations	$2,859,240	$3,831,126

The following table summarizes annual maturities of our notes payable as of November 30, 2016:

Amount
2017	$317,620
2018	1,302,503
2019	1,352,897
2020	1,176,319
Total minimum payments	$4,149,339
Less: current maturities	(1,290,099)

Long-term obligations	$2,859,240

NOTE 13 - CONTINGENCIES

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 29, 2016, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at November 30, 2016. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2016, there were 4 Company-owned, 82 Cold Stone Creamery co-branded and 285 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, the Kingdom of Saudi Arabia and the United Arab Emirates. As of November 30, 2016, U-Swirl operated 5 Company-owned cafés and 168 franchised cafés located in 35 states, Canada and the United Arab Emirates. U-Swirl operates and franchises self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Josie’s Frozen Yogurt,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted to 39% as of February 29, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

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

Results of Operations

Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

Basic earnings per share increased 112.5% from $.08 in the three months ended November 30, 2015 to $.17 in the three months ended November 30, 2016. Revenues increased 1.5% from $9.8 million in the three months ended November 30, 2015 to $10.0 million in the three months ended November 30, 2016. Operating income increased 29.0% from $1.3 million in the three months ended November 30, 2015 to $1.6 million in the three months ended November 30, 2016. Net income increased 129.5% from $441,000 in the three months ended November 30, 2015 to $1.0 million in the three months ended November 30, 2016. The increase in revenues was primarily the result of higher factory sales mostly offset by lower royalty and marketing fees and lower retail sales. The increase in operating income was primarily the result of lower operating costs. The increase in net income and earnings per share is the result of a decline in operating costs and a decrease in the earnings attributable to the non-controlling interest.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2016	2015	Change	Change
Factory sales	$7,424.4	$7,107.3	$317.1	4.5%
Retail sales	826.2	917.5	(91.3)	(10.0% )
Franchise fees	86.4	60.2	26.2	43.5%
Royalty and Marketing fees	1,618.2	1,722.3	(104.1)	(6.0% )
Total	$9,955.2	$9,807.3	$147.9	1.5%

Factory Sales

The increase in factory sales for the three months ended November 30, 2016 versus the three months ended November 30, 2015 was primarily due to a 15.8% increase in shipments of product to customers outside our network of franchise retail locations. The increase in shipments of products to customers outside our network of franchise retail locations was the result of an increase in purchases from new customers. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 0.8% in the three months ended November 30, 2016, compared with the three months ended November 30, 2015.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 3.6% in the three months ended November 30, 2016 compared to the three months ended November 30, 2015.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended November 30, 2015 to the three months ended November 30, 2016 resulted from a 12.9% decrease in domestic franchise units in operation partially offset by higher same store sales. The average number of total domestic franchise stores in operation decreased from 419 in the three months ended November 30, 2015 to 365 during the three months ended November 30, 2016. This decrease is the result of domestic store closures exceeding domestic store openings, primarily the result of franchise and license closures of U-Swirl franchise locations. Same store sales at total franchise stores and cafés in operation increased 1.1% during the three months ended November 30, 2016 compared to the three months ended November 30 2015. Franchise fees increased primarily as a result of an increase in franchise transfers and the associated fees and an increase in the average franchise fee recognized on domestic franchise openings during the three months ended November 30, 2016 compared to the three months ended November 30, 2015.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2016	2015	Change	Change

Cost of sales – factory	$5,221.7	$4,957.4	$264.3	5.3%
Cost of sales - retail	322.5	343.6	(21.1)	(6.1%	)
Franchise costs	520.6	657.6	(137.0)	(20.8%	)
Sales and marketing	642.0	593.8	48.2	8.1%
General and administrative	880.5	1,087.6	(207.1)	(19.0%	)
Retail operating	551.2	670.0	(118.8)	(17.7%	)
Total	$8,138.5	$8,310.0	$ (171.5)	(2.1%	)

Gross Margin	Three Months Ended
	November 30,		$	%
($’s in thousands)	2016	2015	Change	Change

Factory gross margin	$2,202.7	$2,149.9	$52.8	2.5%
Retail	503.7	573.9	(70.2)	(12.2%	)
Total	$2,706.4	$2,723.8	$ (17.4)	(0.6%	)

Gross Margin	Three Months Ended
	November 30,		%		%
	2016	2015	Change		Change
(Percent)
Factory gross margin	29.7%	30.2%	(0.5%	)	(1.7%	)
Retail	61.0%	62.6%	(1.6%	)	(2.6%	)
Total	32.8%	33.9%	(1.1%	)	(3.2%	)

Adjusted Gross Margin	Three Months Ended
	November 30,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory gross margin	$2,202.7	$2,149.9	$52.8		2.5%
Plus: depreciation and amortization	118.2	98.0	20.2		20.6%
Factory adjusted gross margin	2,320.9	2,247.9	73.0		3.2%
Retail	503.7	573.9	(70.2)		(12.2%	)
Total Adjusted Gross Margin	$2,824.6	$2,821.8	$2.8		0.1%

Factory adjusted gross margin	31.3%	31.6%	(0.3%	)	(0.9%	)
Retail	61.0%	62.6%	(1.6%	)	(2.6%	)
Total Adjusted Gross Margin	34.2%	35.2%	(1.0%	)	(2.8%	)

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

Cost of Sales

Factory margins decreased 50 basis points in the three months ended November 30, 2016 compared to the three months ended November 30, 2015 due primarily to lower costs of certain materials more than offset by increased costs of labor and overhead in the three months ended November 30, 2016 compared to the three months ended November 30, 2015. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a decrease in units in operation during the three months ended November 30, 2016 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended November 30, 2016 versus the three months ended November 30, 2015 is due primarily to lower franchise costs associated with supporting U-Swirl franchise units as a result of the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative franchise costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.5% in the three months ended November 30, 2016 from 36.9% in the three months ended November 30, 2015.

Sales and Marketing

The increase in sales and marketing costs for the three months ended November 30, 2016 compared to the three months ended November 30, 2015 is primarily due to higher marketing related compensation associated with additional sales staff partially offset by lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined because of lower marketing fee revenues, the result of fewer franchise stores in operation.

General and Administrative

The decrease in general and administrative costs for the three months ended November 30, 2016 compared to the three months ended November 30, 2015 is due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. For the three months ended November 30, 2016, approximately $86,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $287,000 in the three months ended November 30, 2015. As a percentage of total revenues, general and administrative expenses decreased to 8.8% in the three months ended November 30, 2016 compared to 11.1% in the three months ended November 30, 2015.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended November 30, 2016 compared to the three months ended November 30, 2015 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 73.0% in the three months ended November 30, 2015 to 66.7% in the three months ended November 30, 2016. This decrease is primarily the result of the decrease in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $202,000 in the three months ended November 30, 2016, a decrease of 17.9% from $246,000 incurred in the three months ended November 30, 2015. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 20.6% from $98,000 in the three months ended November 30, 2015 to $118,000 in the three months ended November 30, 2016. This increase was the result of an increase in production assets in service.

Other Income

Net interest expense was $31,300 in the three months ended November 30, 2016 compared to net interest expense of $38,800 incurred in the three months ended November 30, 2015. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2016 was 36.1%, compared to 36.2% for the three months ended November 30, 2015. For the three months ended November 30, 2015, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. The Company has filed income tax returns consolidating the results of the Company and its wholly-owned subsidiary, ALY. SWRL has filed a separate consolidated income tax return for the results of SWRL and its wholly owned subsidiary, U-Swirl. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016, the results of U-Swirl will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from SWRL’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods, however, there are no remaining operating assets held by SWRL.

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

Nine Months Ended November 30, 2016 Compared to the Nine Months Ended November 30, 2015

Basic earnings per share increased 38.2% from $.34 in the nine months ended November 30, 2015 compared to $.47 in the nine months ended November 30, 2016. Revenues decreased 5.1% to $27.9 million for the nine months ended November 30, 2016 compared to $29.4 million in the nine months ended November 30, 2015. Operating income decreased 0.2% from $4.36 million in the nine months ended November 30, 2015 to $4.35 million in the nine months ended November 30, 2016. Net income increased 37.0% from $2.0 million in the nine months ended November 30, 2015 to $2.7 million in the nine months ended November 30, 2016. The decrease in operating income was due primarily to a decrease in revenue mostly offset by a decrease in operating expenses. This decrease was more than offset by no amount of net income being attributable to non-controlling interest.

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2016	2015	Change	Change
Factory sales	$18,159.8	$18,600.1	$ (440.3)	(2.4%	)
Retail sales	3,431.6	3,880.0	(448.4)	(11.6%	)
Franchise fees	241.5	444.4	(202.9)	(45.7%	)
Royalty and marketing fees	6,100.5	6,521.4	(420.9)	(6.5%	)
Total	$27,933.4	$29,445.9	$(1,512.5)	(5.1%	)

Factory Sales

The decrease in factory sales for the nine months ended November 30, 2016 versus the nine months ended November 30, 2015 was primarily due to a 10.4% decrease in shipments of product to customers outside our network of franchised retail stores, a 3.5% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation, and a 2.7% decrease in same-store pounds purchased by our network of franchise and license stores. Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.1 million, or 11.6% of factory sales, during the nine months ended November 30, 2016 compared to revenue of $3.1 million, or 16.7% of factory sales, from the same customer in the nine months ended November 30, 2015.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 2.1% in the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015 resulted from an 11.6% decrease in franchise units in operation partially offset by higher same store sales. The average number of total franchise stores in operation decreased from 430 in the nine months ended November 30, 2015 to 380 during the nine months ended November 30, 2016. This decrease is the result of domestic store closures exceeding domestic store openings, primarily the result of franchise and license closures of U-Swirl franchise locations. Same store sales at total franchise stores and cafés in operation increased 0.5% during the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. Franchise fee revenues decreased as a result of no international license fees being recognized in the nine months ended November 30, 2016 and license fees associated with the license agreements for the development and franchising of CherryBerry stores in the Canadian province of Ontario being recognized in the nine months ended November 30, 2015.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2016	2015	Change	Change

Cost of sales – factory	$13,196.9	$13,472.1	$ (275.2)	(2.0%	)
Cost of sales - retail	1,176.6	1,277.0	(100.4)	(7.9%	)
Franchise costs	1,571.6	1,871.1	(299.5)	(16.0%	)
Sales and marketing	1,959.1	1,832.8	126.3	6.9%
General and administrative	3,101.7	3,550.8	(449.1)	(12.6%	)
Retail operating	1,876.8	2,318.4	(441.6)	(19.0%	)
Total	$22,882.7	$24,322.2	$(1,439.5)	(5.9%	)

Gross margin	Nine Months Ended
	November 30,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory gross margin	$4,962.9	$5,128.0	$	(165.1)	(3.2%	)
Retail	2,255.0	2,603.0		(348.0)	(13.4%	)
Total	$7,217.9	$7,731.0	$	(513.1)	(6.6%	)

Gross Margin	Nine Months Ended
	November 30,		%		%
	2016	2015	Change		Change
(Percent)
Factory gross margin	27.3%	27.6%	(0.3%	)	(1.1%	)
Retail	65.7%	67.1%	(1.4%	)	(2.1%	)
Total	33.4%	34.4%	(1.0%	)	(2.9%	)

Adjusted Gross Margin	Nine Months Ended
	November 30,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory gross margin	$4,962.9	$5,128.0	$	(165.1)	(3.2%	)
Plus: depreciation and amortization	324.4	300.7		$23.7	7.9%
Factory adjusted gross margin	5,287.3	5,428.7		(141.4)	(2.6%	)
Retail	2,255.0	2,603.0		(348.0)	(13.4%	)
Total Adjusted Gross Margin	$7,542.3	$8,031.7	$	(489.4)	(6.1%	)

Factory adjusted gross margin	29.1%	29.2%		(0.1% )	(0.3%	)
Retail	65.7%	67.1%		(1.4% )	(2.1%	)
Total Adjusted Gross Margin	34.9%	35.7%		(0.8% )	(2.2%	)

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

Costs and Expenses

Cost of Sales

Factory margins decreased 30 basis points in the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015 due primarily to lower costs of certain materials more than offset by increased costs of labor and overhead. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned revenues from higher margin items. This change is the result of a decrease in units in operation and lower revenues associated with Company-owned frozen yogurt cafés during the nine months ended November 30, 2016 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the nine months ended November 30, 2016 versus the nine months ended November 30, 2015 is due primarily to lower franchise costs associated with supporting U-Swirl franchise units as a result of the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative franchise costs. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 24.8% in the nine months ended November 30, 2016 from 26.9% in the nine months ended November 30, 2015. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the nine months ended November 30, 2016 compared to the Nine months ended November 30, 2015 is primarily due to higher marketing related compensation associated with additional sales staff partially offset by lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined because of lower marketing fee revenues resulting from fewer franchise stores in operation.

General and Administrative

The decrease in general and administrative costs for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015 is due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. For the nine months ended November 30, 2016, approximately $347,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $956,000 in the nine months ended November 30, 2015. As a percentage of total revenues, general and administrative expenses decreased to 11.1% in the nine months ended November 30, 2016 compared to 12.1% in the nine months ended November 30, 2015.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 59.8% in the nine months ended November 30, 2015 to 54.7% in the nine months ended November 30, 2016. This decrease is primarily the result of a decrease in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $638,000 in the nine months ended November 30, 2016, a decrease of 16.4% from $763,000 incurred in the nine months ended November 30, 2015. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 7.9% from $301,000 in the nine months ended November 30, 2015 to $324,000 in the nine months ended November 30, 2016. This increase was the result of an increase in production assets in service.

Restructuring and acquisition related charges

Restructuring and acquisition related charges of $60,000 during the nine months ended November 30, 2016 increased from $0 during the nine months ended November 30, 2015. The increase is primarily the result of lease settlement costs related to the closure of an ALY Company-owned location.

Other Income

Net interest expense was $100,300 in the nine months ended November 30, 2016, a decrease of 20.7% compared to net interest expense of $126,600 in the nine months ended November 30, 2015. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2016 was 36.1%, compared to 30.4% for the nine months ended November 30, 2015. The increase of 5.7% is primarily due to the tax consequences of a change in the controlling interest in SWRL and foreclosure upon the stock of U-Swirl. For the nine months ended November 30, 2015, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. The Company has filed income tax returns consolidating the results of the Company and its wholly-owned subsidiary, ALY. SWRL has filed a separate consolidated income tax return for the results of SWRL and its wholly owned subsidiary, U-Swirl. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016, the results of U-Swirl will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from SWRL’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods, however, there are no remaining operating assets held by SWRL.

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

Liquidity and Capital Resources

As of November 30, 2016, working capital was $7.2 million, compared with $7.4 million as of February 29, 2016, a decrease of $200,000. The decrease in working capital was primarily due to the payment of dividends, payments on long term debt and repurchases of common stock partially offset by positive operating results.

Cash and cash equivalent balances decreased $1.6 million from $6.2 million as of February 29, 2016 to $4.6 million as of November 30, 2016 as a result of cash flow used by financing activities, including repayment of indebtedness, payment of dividends and stock repurchases. Our current ratio was 1.9 to 1 at November 30, 2016 and February 29, 2016. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the nine months ended November 30, 2016, we had net income of $2,718,446. Operating activities provided cash of $2,997,051, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $962,632, stock compensation expense of $447,581 and an increase in accounts payable of $156,150 mostly offset by an increase to inventory of $771,281 and an increase in accounts receivable of $650,708. During the comparable 2015 period, we had net income of $2,947,215, and operating activities provided cash of $4,605,010. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $1,064,211 and stock compensation expense of $615,740.

For the nine months ended November 30, 2016, investing activities used cash of $1,171,779, primarily due to the purchases of property and equipment of $1,048,667. In comparison, investing activities used cash of $558,244 during the nine months ended November 30, 2015 primarily due to the purchases of property and equipment of $625,180.

Financing activities used cash of $3,423,767 for the nine months ended November 30, 2016 and used cash of $6,050,217 during the prior year period. This was primarily due to a decrease in cash used to repurchase common stock during the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015.

We have a $5.0 million ($5.0 million available as of November 30, 2016) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2016, we were in compliance with all such covenants. The line is subject to renewal on September 30, 2017. As of November 30, 2016, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance business acquisitions by SWRL (unpaid balance as of November 30, 2016, $4.1 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020, with amortized principal and accrued interest due monthly on the promissory note. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of November 30, 2016, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the nine months ended November 30, 2016, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. As of November 30, 2016, approximately $638,121 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of November 30, 2016, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of November 30, 2016, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $200,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2016, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of November 30, 2016, $4.1 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Company management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of November 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 29, 2016, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at November 30, 2016. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the three months ended November 30, 2016.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 13, 2017	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director