Form 10-K
period 2017-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2017-05-23
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(970) 259-0554

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share	NASDAQ Global Market
Preferred Stock Purchase Rights	NASDAQ Global Market

Securities Registered Pursuant To Section 12(g) Of The Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

The aggregate market value of our common stock (based on the closing price as quoted on the NASDAQ Global Market on August 31, 2016, the last business day of our most recently completed second fiscal quarter) held by non-affiliates was $44,591,674. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of our outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 12, 2017, there were 5,854,372 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K . The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 28, 2017.

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

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc., franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2017, there were four Company-owned, 83 licensee-owned and 283 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, and the United Arab Emirates. As of March 31, 2017, U-Swirl operated five Company-owned cafés, 105 franchised cafés and 40 licensed locations located in 33 states and Canada. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 28, 2017 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased at the time to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. (“U-Swirl”) becoming a wholly-owned subsidiary of the Company as of February 29, 2016, at which time we began operating the frozen yogurt business of U-Swirl. U-Swirl currently operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Approximately 53% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

U-Swirl cafés and associated brands are designed to be attractive to customers by offering the following:

●	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
●	spacious surroundings of 1,800 to 3,000 square feet;
●	8 to 16 flavors of frozen yogurt;
●	up to 70 toppings; and
●	self-serve format allowing guests to create their own favorite snack.

We believe that these characteristics provide U-Swirl with the ability to compete successfully in the retail frozen yogurt industry. While U-Swirl continues to pursue locations with the characteristics described above, we recognize that its acquisition strategy may lead U-Swirl to purchase competitors with diverse layouts.

The trade dress of the Aspen Leaf Yogurt, CherryBerry, Yogli Mogli, Fuzzy Peach, Let’s Yo! and Yogurtini locations are similar to that of U-Swirl, although their locations use different color schemes and are typically smaller than the U-Swirl cafés.

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (66%-65%-62%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (12%-12%-15%) and (iii) the collection of initial franchise fees and royalties from franchisees (22%-23%-23%). Approximately 97% of our revenues are derived from domestic sources, with 3% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2017, 2016 and 2015, respectively.

According to industry data, the total U.S. candy market approximated $35.8 billion of retail sales in 2015 with chocolate generating sales of approximately $21.6 billion and candy sales per capita of $111.16, an increase of 2.8% when compared to 2014.

According to Ice Cream and Frozen Desserts in the U.S. 9th Edition, published in January 2017 by Packaged Facts, in 2016 the U.S. market for ice cream and related frozen desserts, including frozen yogurt and frozen novelties, grew to $28 billion.

Business Strategy

Our objective is to build on our position as a leading international franchisor and manufacturer of high quality chocolate, other confectionery products and frozen yogurt. We continually seek opportunities to profitably expand our business. To accomplish this objective, we employ a business strategy that includes the elements set forth below.

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

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

2013	0.2%
2014	1.2%
2015	3.1%
2016	1.6%
2017	0.9%

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

2013	*
2014	*
2015	*
2016	(1.4%	)
2017	(3.0%	)

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

Increase Same Store Pounds Purchased by Existing Locations

In FY 2017, same store pounds purchased by franchisees and licensees declined 4.7% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe historical decreases in same store pounds purchased were due, in part, to a product mix shift from factory-made products to products made in the store such as caramel apples.

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

Acquisition Opportunities

We plan to evaluate other businesses and opportunities that would be complementary to our business, including both our candy products and the frozen yogurt business. Beginning in January 2013 with the acquisition of a controlling interest in SWRL, we began an initiative to improve profitability through the acquisition of self-serve frozen yogurt franchise systems. We believe that the rapid growth of the self-serve frozen yogurt market has created a highly fragmented franchise environment. We believe we can leverage the strategies we’ve developed over time to improve our profitability and bring the benefits of scale to smaller franchisors. During FY 2013 and FY 2014, we acquired Yogurtini, CherryBerry, Yogli Mogli and Fuzzy Peach frozen yogurt concepts. During FY 2016, we acquired the Let’s Yo! Frozen Yogurt concept.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business. Key elements of our expansion strategy are set forth below.

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

We seek to establish a fun and inviting atmosphere in our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares certain products, including fudge and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. An average of approximately 53% of the revenues of franchised stores are generated by sales of products prepared on the premises. We believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2017, our partner’s franchisees operated 83 co-branded locations, our franchisees operated 16 locations and three Company-owned co-branded units were in operation.

We have previously entered into franchise developments and licensing agreements for the expansion of our franchise stores in Canada, the United Arab Emirates, South Korea, The Republic of the Philippines and Japan. We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.

International units in operation were as follows at March 31, 2017:

Rocky Mountain Chocolate Factory
Canada	64
Japan	5
The Republic of the Philippines	3
South Korea	18
United Arab Emirates	4
U-Swirl Cafés (Including all associated brands)
Canada	2
Total	96

Products and Packaging

We produce approximately 350 chocolate candies and other confectionery products, using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, mints and truffles. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 130 additional items, including many candies offered in packages specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these candies throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. On average, approximately 42% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 53% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products such as ice cream, coffee and other sundries, purchased from approved suppliers.

Approximately 31% of our product sales result from the sale of products outside of our system of franchised and licensed locations (specialty markets). The majority of sales outside our system of franchised and licensed locations are the result of a single customer. In the twelve months ended February 28, 2017, this customer represented 52% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, tourist areas, outlet centers, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2017 include:

Regional Centers	23.3%
Outlet Centers	22.8%
Festival/Community Centers	20.1%
Tourist Areas	15.9%
Street Fronts	7.4%
Airports	4.2%
Other	6.3%

Regional Centers

As of February 28, 2017, there were Rocky Mountain Chocolate Factory stores in approximately 44 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although often providing favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

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

Tourist Areas, Street Fronts and Other Entertainment-Oriented Shopping Centers

As of February 28, 2017, there were approximately 30 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the River Walk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking). As of March 31, 2017, there were 283 franchised stores in the Rocky Mountain Chocolate Factory system and 105 franchised stores under the U-Swirl frozen yogurt brands. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

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

International Franchising and Licensing

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia (“Immaculate Confections”). Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2017, Immaculate Confections operated 64 stores under this agreement.

In FY 2000, we entered into a franchise development agreement covering the Gulf Cooperation Council States of United Arab Emirates, Qatar, Bahrain, Kuwait and Oman with Al Muhairy Group of United Arab Emirates (“Al Muhairy Group”). Pursuant to this agreement, Al Muhairy Group purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in the Gulf Cooperation Council States. As of March 31, 2017, Al Muhairy Group operated four stores under this agreement.

Our business was significantly affected by the global recession during 2008-2009. During this period there was a decrease in leads and qualified franchisees for domestic franchise growth. Amidst this environment we initiated a program to focus on international expansion. International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally we require an initial license fee and commitment to a development schedule. International license agreements in place at February 28, 2017 include the following:

●

In April 2012, we entered into a Master Licensing Agreement covering the country of Japan with a strategic licensee based in Hong Kong. As of March 31, 2017, five units were operating under this agreement. The licensee has not developed Japan in accordance with the development schedule set forth in the agreement and we are currently evaluating ways to retain licensee operations in Japan.

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2017, 18 units were operating under this agreement.

●	In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of March 31, 2017 three units were operating under the agreement.

●	Through our U-Swirl subsidiary, we have an additional international development agreement covering Canada.

Co-branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2017, Cold Stone Creamery franchisees operated 83 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2017, there were 19 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2017, approximately $460,000 was included in notes receivable as a result of this program. As of March 31, 2017, there were 18 units in operation by graduates of the MWSU entrepreneurial program.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations. The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval. At February 28, 2017, approximately $49,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2017, there were four company-owned Rocky Mountain Chocolate Factory stores and five company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

Internet and Social Media

Beginning in 2010, we initiated a program to leverage the marketing benefits of various social media outlets. These low cost marketing opportunities seek to leverage the positive feedback of our customers to expand brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a powerful tool to build brand recognition, increase repeat exposure and enhance dialogue with consumers about their preferences and needs. To date, the majority of stores have location specific websites and location specific Facebook® pages dedicated to help customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

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

Employees

At February 28, 2017, we employed approximately 280 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Regulation

Company-owned Rocky Mountain Chocolate Factory stores and Company-owned U-Swirl cafés are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approvals could delay or prevent the opening of new stores. New stores must also comply with landlord and developer criteria.

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

We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). We make available free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of our websites are not incorporated into, and should not be considered a part of, this Annual Report.

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

Economic weakness could have a material effect on our results of operations, liquidity and capital resources. It could also impact our ability to fund growth and/or result in us becoming more reliant on external financing, the availability and terms of which may be uncertain. In addition, a weak economic environment may exacerbate the other risks noted below.

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.

Revenue from one customer of the Company’s manufacturing segment represented approximately $4.1 million or 11% of the Company’s revenues during the year ended February 28, 2017. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced By Third Parties Could Adversely Affect Our Operations.

We believe approximately 42% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 53% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results at RMCF franchise stores have fluctuated as follows: (a) from 0.2% to 3.1% for annual results; (b) from (3.9%) to 7.5% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

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

Price Increases May Not Be Sufficient To Offset Cost Increases And Maintain Profitability Or May Result In Sales Volume Declines Associated With Pricing Elasticity.

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products, however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices sufficiently, or in a timely manner, to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

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

We Now Own 100% of the Operations of U-Swirl, Which Has a History of Losses and May Continue to Report Losses in the Future.

In January 2013, we obtained a controlling ownership interest in SWRL. This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt). SWRL has historically reported net losses. In February 2016, we foreclosed on the all of the outstanding common stock of U-Swirl (the operating subsidiary of SWRL) in full satisfaction of the obligations under the SWRL Loan Agreement, meaning that U-Swirl is now a wholly-owned subsidiary of the Company. If U-Swirl continues to not be profitable, those operating losses of U-Swirl could have a material adverse effect on our overall results of operations.

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

We Are Subject to Periodic Litigation, Which Could Result in Unexpected Expense of Time and Resources.

From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in one potentially adverse legal proceeding. For a detailed discussion of our current material legal proceedings, see Item 3. Legal Proceedings in Part I of this Form 10-K. An unfavorable outcome in any current or future legal proceedings could have an adverse impact on our business, and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2017 and February 29, 2016 was $100,000 and $78,200, respectively.

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

As described above, effective March 1, 2015, we reorganized to create a holding company structure and the new holding company is organized in the State of Delaware. Our new certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions will:

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

All of our manufacturing operations are located in Durango, Colorado. Disruption to our manufacturing operations or our supply chain could result from a number of factors, including: natural disaster, pandemic outbreak of disease, weather, fire or explosion, terrorism or other acts of violence, labor strikes or other labor activities, unavailability of raw or packaging materials, and operational and/or financial instability of key suppliers and other vendors or service providers. We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur. However, if we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2017, our factory produced approximately 2.56 million pounds of chocolate candies, which was a decrease of 6% from the approximately 2.74 million pounds produced in FY 2016. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

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

As of February 28, 2017, all four Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from August 2018 to January 2026, some of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 1,600 to 3,000 square feet and have varying expiration dates from March 2019 to February 2020, some of which contain optional five or ten-year renewal rights. We currently have 5 café leases in place, which range between $3,400 and $7,600 per month, exclusive of common area maintenance charges and taxes.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2017, we were the primary lessee at five of our 332 franchised stores and one office location. The subleases for such locations are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 “Commitments and Contingencies” to our consolidated financial statements included in Item 8 of this Annual Report.

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

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (together with the CherryBerry Entities, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties. Pursuant to the CherryBerry Purchase Agreement, if the proceeds from the sale of any of the CB Shares on the open market was less than $0.50 per share and the CherryBerry Selling Parties complied with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 28, 2017, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 28, 2017. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

On January 13, 2016, the CherryBerry Entities dismissed without prejudice their counterclaim and third-party complaint from the Colorado District Court, and thereafter on January 13, 2016, the CherryBerry Entities refiled the exact claims (the “Oklahoma Action”) in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”). Also on January 13, 2016, RMCF filed a lawsuit against the CherryBerry Entities in the Colorado District Court seeking a declaratory judgment that it is not the alter ego of SWRL and that the SWRL Loan Agreement should not be re-characterized as equity (the “Colorado Action”). On that same date, SWRL filed a complaint against the CherryBerry Selling Parties asserting the same claims as it had asserted previously. RMCF filed a motion to dismiss for lack of jurisdiction and improper venue and in the alternative a motion to transfer venue in response to the Oklahoma Action, and the CherryBerry Selling Parties subsequently filed a motion to dismiss the Colorado Action. In April 2016, the Colorado District Court granted in part the CherryBerry Selling Parties’ motion and administratively closed the case. In addition, in April 2016, the Oklahoma Court denied RMCF’s motion (and SWRL’s similar motion). On April 8, 2016, the CherryBerry Entities moved to add RMCF as a defendant on the alter ego and re-characterization claims in the Oklahoma Action. On May 9, 2016, the Oklahoma Court granted that application and we filed an answer to this action in on June 6, 2016. All parties are currently involved in discovery proceedings relating to this matter. A trial date has been set to commence on September 18, 2017. We intend to vigorously assert and defend our rights in this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the trading symbol “RMCF.” The table below sets forth high and low sales price information and dividends declared for our common stock for each quarter of FY 2017 and FY 2016.

Fiscal Year Ended February 28, 2017	HIGH	LOW	Dividends declared

Fourth Quarter	$12.17	$9.95	$0.1200
Third Quarter	$10.97	$9.65	$0.1200
Second Quarter	$11.28	$9.50	$0.1200
First Quarter	$10.69	$9.84	$0.1200

Fiscal Year Ended February 29, 2016	HIGH	LOW	Dividends declared
Fourth Quarter	$11.05	$9.30	$0.1200
Third Quarter	$12.35	$10.75	$0.1200
Second Quarter	$13.39	$11.56	$0.1200
First Quarter	$15.40	$12.65	$0.1200

Holders

On May 12, 2017, there were approximately 308 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 10, 2017 to stockholders of record on February 24, 2017. The dividends paid by the Company for the past two fiscal years are outlined in the table above. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, cash flows and capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long term interest of stockholders. We are subject to various financial covenants related to our line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

Stock Repurchase Program

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During FY 2017, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. The Company did not repurchase any common stock under the repurchase plan during the fourth quarter of FY 2017. As of February 28, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2013 through 2017, are derived from the consolidated financial statements of the Company, which have been audited by EKS&H LLLP, our independent registered public accounting firm. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

All material inter-Company balances have been eliminated upon consolidation.

 (Amounts in thousands, except per share data)

	YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data	2017	2016	2015	2014	2013
Total revenues	$38,296	$40,457	$41,508	$39,185	$36,315
Operating income	5,524	3,713	5,965	5,236	2,540
Net income	$3,450	$4,426	$3,938	$4,392	$1,478

Basic Earnings per Common Share	$0.59	$0.75	$0.64	$0.72	$0.24

Diluted Earnings per Common Share	$0.58	$0.73	$0.61	$0.68	$0.24

Weighted average common shares outstanding	5,843	5,894	6,144	6,100	6,079
Weighted average common shares outstanding, assuming dilution	5,994	6,095	6,413	6,437	6,219

Selected Balance Sheet Data
Working capital	$7,091	$7,433	$9,371	$8,884	$8,981
Total assets	29,418	30,316	34,138	35,153	23,834
Long-term debt	2,529	3,831	5,083	6,292	-
Stockholders’ equity	18,829	18,479	19,738	19,852	17,389

Cash Dividend Declared per Common Share	$0.480	$0.480	$0.450	$0.440	$0.440

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc., franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2017, there were four Company-owned, 83 licensee-owned and 283 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, Japan, South Korea, the Philippines, and the United Arab Emirates. As of March 31, 2017, U-Swirl operated five Company-owned stores and 105 franchised and 40 licensed stores located in 33 states and Canada. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 28, 2017 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. (“U-Swirl”) becoming a wholly-owned subsidiary of the Company as of February 29, 2016.

Current Trends and Outlook

Our business was significantly affected by the global recession during 2008-2009. We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved from FY 2012 to FY 2017, though we do not believe that the challenges have fully reversed. The economic recovery has had a lesser positive impact upon retail as consumers shift shopping to online. Locations that have historically been favorable locations for our franchisees, such as regional malls and outlet centers, have continued to struggle in the current environment. As a result, we intend to continue to focus on managing the business in a seasoned, disciplined and controlled manner.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession. Limited financing alternatives for domestic franchise growth have led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2017 and we expect to continue into the foreseeable future.

Going forward in FY 2018, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2017, same store pounds purchased from the factory by franchised and co-branded licensed stores declined approximately 5.8% in the first quarter, declined approximately 2.1% in the second quarter, declined approximately 0.8% in the third quarter, declined approximately 11.3% in the fourth quarter, and declined 4.7% overall in FY 2017 as compared to the same periods in FY 2016.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery. The Company and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to more than a hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We have additionally agreed to develop co-branded locations through U-Swirl and their associated brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2017, Cold Stone licensees operated 83 co-branded locations, our U-Swirl franchisees operated 16 co-branded locations and we have co-branded 3 of our Company-owned cafés.

In April 2012 we announced the execution of a Master Licensing Agreement covering the country of Japan. Under the terms of the agreement, the licensee will pay the Company a Master License Fee for the right to open Rocky Mountain Chocolate Factory stores for its own account and for the account of franchisees throughout the country of Japan. Since 2012, we have continued to develop internationally through the execution of license agreements in the countries of South Korea and the Republic of the Philippines. Through our U-Swirl subsidiary we have an additional international development agreement covering Canada.

Results of Operations

Fiscal 2017 Compared To Fiscal 2016

Results Summary

Basic earnings per share decreased 21.3% from $0.75 in FY 2016 to $0.59 in FY 2017. Revenues decreased 5.3% from $40.5 million for FY 2016 to $38.3 million for FY 2017. Operating income increased 48.8% from $3.7 million in FY 2016 to $5.5 million in FY 2017. Net income decreased 22.0% from $4.4 million in FY 2016 to $3.5 million in FY 2017. The increase in operating income for FY 2017 compared to FY 2016 is due primarily to a decrease in costs for impairment of long-lived assets and goodwill. The decrease in net income is primarily the result of income tax expense recognized in FY 2017, compared with FY 2016.

Revenues

	For the Year Ended
	February 29 or 28,		$	%
($’s in thousands)	2017	2016	Change	Change
Factory sales	$25,423.8	$26,355.8	$ (932.0)	(3.5%	)
Retail sales	4,452.7	5,005.0	(552.3)	(11.0%	)
Royalty and marketing fees	8,095.2	8,547.6	(452.4)	(5.3%	)
Franchise fees	324.7	548.5	(223.8)	(40.8%	)
Total	$38,296.4	$40,456.9	$(2,160.5)	(5.3%	)

Factory Sales

The decrease in factory sales for FY 2017 compared to FY 2016 was primarily due to an 5.6% decrease in shipments of product to customers outside our network of franchised retail stores and a 4.7% decrease in same-store pounds purchased by franchise and co-branded license locations during FY 2017 compared with FY 2016, and a 3.0% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés increased 0.5% during FY 2017 compared with FY 2016. Same-store sales at U-Swirl cafés decreased 2.2% during FY 2017 compared to FY 2016.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for FY 2017 compared to FY 2016 resulted from a 12.3% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 423 during FY 2016 to 371 during FY 2017. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at all franchise stores and cafés in operation decreased 0.2% during FY 2017 compared to FY 2016. Franchise fee revenues decreased as a result of $9,000 in international license fees being recognized during FY 2017 compared with $263,000 recognized during FY 2016.

U-Swirl Café Sales, Royalties, Marketing Fees and Franchise Fees

During FY 2017, U-Swirl revenue decreased 20.2% to $5,216,100 compared with $6,535,600 of U-Swirl revenue consolidated within our results for FY 2016. The decrease resulted from a 20.4% decrease in average domestic U-Swirl franchise cafés in operation during FY 2017 compared to FY 2016, primarily as a result of store closings exceeding store openings, in-line with expected industry trends.

COSTS AND EXPENSES

	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2017	2016	Change	Change

Cost of sales – factory	$19,181.0	$19,151.7	$29.3	0.2%
Cost of sales – retail	1,554.8	1,714.8	(160.0)	(9.3%)
Franchise costs	2,067.5	2,452.6	(385.1)	(15.7%)
Sales and marketing	2,658.4	2,466.5	191.9	7.8%
General and administrative	4,005.1	4,663.9	(658.8)	(14.1%)
Retail operating	2,404.0	2,951.8	(547.8)	(18.6%)
Total	$31,870.8	$33,401.3	$(1,530.5)	(4.6%)

Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$6,242.8	$7,204.1	$ (961.3)	(13.3%)
Retail	2,897.9	3,290.2	(392.3)	(11.9%)
Total	$9,140.7	$10,494.3	$(1,353.6)	(12.9%)

Gross Margin	For the Year Ended
	February 28 or 29,		%		%
	2017	2016	Change		Change
(Percent)
Factory gross margin	24.6%	27.3%	(2.7%	)	(9.9%)
Retail	65.1%	65.7%	(0.6%	)	(0.9%)
Total	30.6%	33.5%	(2.9%	)	(8.7%)

Adjusted Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$6,242.8	$7,204.1	$ (961.3)	(13.3%)
Plus: depreciation and amortization	447.7	404.4	43.3	10.7%
Factory adjusted gross margin	6,609.5	7,608.5	(999.0)	(13.1%)
Retail	2,897.9	3,290.2	(392.3)	(11.9%)
Total Adjusted Gross Margin	$9,507.4	$10,898.7	$(1,391.3)	(12.8%)

Factory adjusted gross margin	26.0%	28.9%	(2.9%)	(10.0%)
Retail	65.1%	65.7%	(0.6%)	(0.9%)
Total Adjusted Gross Margin	31.8%	34.8%	(3.0%)	(8.6%)

Adjusted gross margin and factory adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin plus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Factory gross margin decreased 270 basis points during FY 2017 compared to FY 2016 due primarily to increased costs of labor and overhead related to maintenance, equipment issues and product mix shift, partially offset by lower costs of certain materials. The decrease in Company-owned store margin is due to product mix shift primarily resulting from the sale or closure of certain underperforming Company-owned stores and Cafés.

Franchise Costs

The decrease in franchise costs for FY 2017 compared to FY 2016 is due primarily to lower franchise costs associated with supporting U-Swirl franchise units in FY 2017 compared to FY 2016 as a result of fewer store openings in FY 2017. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 24.6% during FY 2017 from 27.0% during FY 2016. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of a 15.7% decrease in franchise costs during FY 2017 compared to FY 2016.

Sales and Marketing

The increase in sales and marketing costs during FY 2017 compared to FY 2016 is primarily due to higher marketing related compensation and professional fees partially offset by lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined because of lower marketing fee revenues resulting from fewer franchise stores in operation.

General and Administrative

The decrease in general and administrative costs during FY 2017 compared to FY 2016 is due primarily to the foreclosure of U-Swirl in the prior year and the associated focus on reduction of duplicative general and administrative costs. During FY 2017, approximately $460,000 of U-Swirl general and administrative costs were consolidated within our results, compared with approximately $1,291,000 during FY 2016. As a percentage of total revenues, general and administrative expenses decreased to 10.5% in FY 2017 compared to 11.5% in FY 2016.

Retail Operating Expenses

The decrease in retail operating expenses during FY 2017 compared to FY 2016 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased to 54.0% during FY 2017 from 59.0% during FY 2016. This is primarily the result of a change in units in operation.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $841,000 during FY 2017, a decrease of 17.2% from $1,016,000 incurred during FY 2016. This decrease was the result of fewer Company-owned store assets in service due to the sale or closure of certain Company-owned stores and cafés. Depreciation and amortization included in cost of sales increased 10.7% from $404,000 during FY 2016 to $448,000 during FY 2017. This increase was the result of an increase in production assets in service.

Other Income

Net interest expense was $128,800 in FY 2017 compared to net interest expense of $167,900 in FY 2016. This change was the result of lower average outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions of U-Swirl.

Income Tax Expense

We realized an income tax expense of $1,946,000 in FY 2017 compared to an income tax benefit of $261,400 during FY 2016. As described further in Note 6 to the consolidated financial statements, the increase in the effective tax rate is primarily due to the tax consequences of acquiring a 100% controlling interest in U-Swirl during FY 2016.

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

COSTS AND EXPENSES

	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2016	2015	Change	Change

Cost of sales – factory adjusted	$19,151.7	$18,432.3	$719.4	3.9%
Cost of sales – retail	1,714.8	2,177.3	(462.5)	(21.2%)
Franchise costs	2,452.6	2,264.1	188.5	8.3%
Sales and marketing	2,466.5	2,474.0	(7.5)	(0.3%)
General and administrative	4,663.9	4,831.9	(168.0)	(3.5%)
Retail operating	2,951.8	3,509.6	(557.8)	(15.9%)
Total	$33,401.3	$33,689.2	$ (287.9)	(0.9%)

Gross Margin	For the Year Ended
	February 28 or 29,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory gross margin	$7,204.1	$7,462.3	$	(258.2)	(3.5%)
Retail	3,290.2	4,028.7		(738.5)	(18.3%)
Total	$10,494.3	$11,491.0	$	(996.7)	(8.7%)

Gross Margin	For the Year Ended
	February 28 or 29,		%		%
	2016	2015	Change		Change
(Percent)
Factory gross margin	27.3%	28.8%	(1.5%	)	(5.2%	)
Retail	65.7%	64.9%	0.8%		1.2%
Total	33.5%	35.8%	(2.3%	)	(6.4%	)

Adjusted Gross Margin	For the Year Ended
	February 28 or 29,		$		%
($’s in thousands)	2016	2015	Change		Change

Factory gross margin	$7,204.1	$7,462.3	$	(258.2)	(3.5%)
Plus: depreciation and amortization	404.4	393.8		10.6	2.7%
Factory adjusted gross margin	7,608.5	7,856.1		(247.6)	(3.2%)
Retail	3,290.2	4,028.7		(738.5)	(18.3%)
Total Adjusted Gross Margin	$10,898.7	$11,884.8	$	(986.1)	(8.3%)

Factory adjusted gross margin	28.9%	30.3%		(1.4%)	(4.6%)
Retail	65.7%	64.9%		0.8%	1.2%
Total Adjusted Gross Margin	34.8%	37.0%		(2.2%)	(5.9%)

Adjusted gross margin and factory adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin plus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Factory gross margin decreased 150 basis points during FY 2016 compared to FY 2015 due primarily to increased costs of certain materials and a shift in product and customer mix. The increase in Company-owned store margin is due primarily to the sale or closure of certain underperforming Company-owned stores and cafés.

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

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $1,016,000 during FY 2016, a decrease of 3.0% from $1,047,000 incurred during FY 2015. This decrease is due to a decrease in amortization related to franchise rights, trademark and intangible assets. Depreciation and amortization included in cost of sales increased 2.5% from $394,000 during FY 2015 to $404,000 during FY 2016. This increase was the result of an increase in production assets in service.

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

Liquidity and Capital Resources

As of February 28, 2017, working capital was $7.1 million compared with $7.2 million as of February 29, 2016. The decrease in working capital was due primarily to our operating results less the payment of $2.8 million in cash dividends, the purchase of $1.2 million of property and equipment and $1.3 million in debt repayments. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders. This trend continued during FY 2017, resulting in the decrease in working capital at February 28, 2017 compared with February 29, 2016.

Cash and cash equivalent balances decreased from $6.2 million as of February 29, 2016 to $5.8 million as of February 28, 2017 as a result of cash flows generated by operating activities being less than cash flows used in financing and investing activities. The Company’s current ratio was 1.9 to 1.0 at February 28, 2017, which was the same at February 29, 2016. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2017, we had net income of $3.45 million. Operating activities provided cash of $5.3 million, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $1.3 million and stock compensation expense of $0.6 million. During FY 2016, we had net income of $3.8 million, and operating activities provided cash of $6.8 million. The principal adjustment to reconcile the net income to net cash provided by operating activities was asset impairments of $2.3 million, depreciation and amortization of $1.4 million and stock compensation expense of $0.8 million.

During FY 2017, investing activities used cash of $1.3 million, primarily due to the purchases of property and equipment of $1.2 million the result of investment in factory infrastructure improvements. In comparison, investing activities used cash of $0.7 million during FY 2016 primarily due to the purchases of property and equipment of $0.7 million.

Financing activities used cash of $4.4 million during FY 2017 and used cash of $7.1 million during the prior year. This was primarily due to a decrease in the amount of common stock repurchased during FY 2017.

The Company has a $5 million credit line for general corporate and working capital purposes, of which $5 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2017, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2017, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2017.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions of U-Swirl (unpaid balance as of February 28, 2017, $3.8 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. This promissory note matures in January 2020. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of February 28, 2017, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016.

The table below presents significant contractual obligations of the Company at February 28, 2017.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Notes payable	3,832	1,303	2,529	-	-
Operating leases	2,166	817	980	176	193
Other long-term obligations	472	189	171	112	-
Total	6,470	2,309	3,680	288	193

For FY 2018, the Company anticipates making capital expenditures of approximately $1.0 million, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2018. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of February 28, 2017, we had no off-balance sheet arrangements or obligations.

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

We recorded an average expense of approximately $174,300 per year for potential uncollectible accounts over the three-year period ended February 28, 2017. Write-offs of uncollectible accounts net of recoveries averaged approximately $195,900 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 10.7% to 12.6% of gross receivables.

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

Inventories - Our inventories are stated at the lower of cost or net realizable value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2017, the Company recorded expense averaging $110,600 per year for potential inventory losses, or approximately 0.5% of total cost of sales for that period.

Consolidation – The consolidated financial statements in this Annual Report include the accounts of the Company and its subsidiaries. On January 14, 2013 we acquired a controlling interest in U-Swirl. Prior to January 14, 2013, our consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013 and continuing through February 28, 2017, the results of operations, assets and liabilities of U-Swirl have been included in our consolidated financial statements. All material inter-Company balances have been eliminated upon consolidation.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2017, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $259,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2017, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of February 28, 2017, $3.8 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Durango, Colorado

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2017. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting (“Internal Control”). Our audit included consideration of Internal Control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s Internal Control. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Chocolate Factory, Inc. and Subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ EKS&H LLLP

May 23, 2017

Denver, Colorado

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2017	2016	2015
Revenues
Sales	$29,876,507	$31,360,745	$32,100,824
Franchise and royalty fees	8,419,870	9,096,150	9,407,552
Total revenues	38,296,377	40,456,895	41,508,376

Costs and Expenses
Cost of sales	20,735,739	20,866,482	20,609,609
Franchise costs	2,067,530	2,452,609	2,264,138
Sales & marketing	2,658,421	2,466,469	2,474,027
General and administrative	4,005,142	4,663,914	4,831,903
Retail operating	2,404,003	2,951,783	3,509,584
Depreciation and amortization, exclusive of depreciation and amortization expense of $447,651, $404,391 and $393,776, respectively, included in cost of sales	841,058	1,015,910	1,046,672
Impairment of long-lived assets and goodwill	-	2,326,742	-
Restructuring and acquisition related charges	60,000	-	807,476

Total costs and expenses	32,771,893	36,743,909	35,543,409

Operating Income	5,524,484	3,712,986	5,964,967

Other Income (Expense)
Interest expense	(170,351)	(216,600)	(243,188)
Interest income	41,572	48,745	58,662
Other, net	(128,779)	(167,855)	(184,526)

Income Before Income Taxes	5,395,705	3,545,131	5,780,441

Income Tax Expense (Benefit)	1,945,589	(261,400)	2,037,695

Net Income	3,450,116	3,806,531	3,742,746

Less: Net loss attributable to non-controlling interest	-	(619,376)	(195,094)

Net Income attributable to RMCF stockholders	$3,450,116	$4,425,907	$3,937,840

Basic Earnings per Common Share	$0.59	$0.75	$0.64
Diluted Earnings per Common Share	$0.58	$0.73	$0.61

Weighted Average Common Shares Outstanding	5,843,245	5,893,618	6,144,426

Dilutive Effect of Employee Stock Awards	150,447	201,856	268,913
Weighted Average Common Shares Outstanding, Assuming Dilution	5,993,692	6,095,474	6,413,339

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28 or 29,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$5,779,195	$6,194,948
Accounts receivable, less allowance for doubtful accounts of $487,446 and $595,471, respectively	3,855,823	3,799,691
Notes receivable, current portion, less current portion of the valuation allowance of $22,147 and $0, respectively	235,612	317,248
Refundable income taxes	47,863	-
Inventories, less reserve for slow moving inventory of $249,051 and $261,346, respectively	4,975,779	4,840,108
Other	256,548	286,859
Total current assets	15,150,820	15,438,854

Property and Equipment, Net	6,457,931	6,010,303

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $26,500 and $75,000, respectively	370,769	530,446
Goodwill, net	1,046,944	1,046,944
Franchise rights	4,826,172	5,153,363
Intangible assets, net	632,207	419,042
Deferred income taxes	858,874	1,421,655
Other	74,639	295,118
Total other assets	7,809,605	8,866,568
Total Assets	$29,418,356	$30,315,725

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,302,501	$1,254,007
Accounts payable	1,820,470	1,663,245
Accrued salaries and wages	608,510	683,863
Gift card liabilities	2,921,585	2,835,943
Other accrued expenses	253,497	364,955
Dividend payable	702,525	700,728
Deferred income	451,171	502,950
Total current liabilities	8,060,259	8,005,691

Long-Term Debt, Less Current Maturities	2,529,240	3,831,126

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.10 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value per share, 46,000,000 shares authorized, 5,854,372 and 5,839,396 issued, and 5,854,372 and 5,839,396 outstanding, respectively	5,854	5,839
Additional paid-in capital	5,539,357	5,340,190
Retained earnings	13,283,646	13,132,879
Total stockholders’ equity	18,828,857	18,478,908

Total Liabilities and Stockholders’ Equity	$29,418,356	$30,315,725

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2017	2016	2015
Common Stock
Balance at beginning of year	$5,839	$180,384	$184,206
Exchange of $.03 par value per share for $.001 par value per share common stock	-	(174,371)	-
Repurchase and retirement of common stock	(35)	(233)	(7,383)
Issuance of common stock	2	4	120
Exercise of stock options, vesting of restricted stock units and other	48	55	3,441
Balance at end of year	5,854	5,839	180,384

Additional Paid-In Capital
Balance at beginning of year	5,340,190	7,163,092	8,921,723
Exchange of $.03 par value per share for $.001 par value per share common stock	-	174,371	-
Repurchase and retirement of common stock	(351,548)	(3,030,475)	(3,120,241)
Issuance of common stock	20,418	61,036	47,360
Exercise of stock options, vesting of restricted stock units and other	564,425	602,498	731,400
Transfers from non-controlling interest	-	349,800	382,306
Tax (expense) benefit from employee stock transactions	(34,128)	19,868	200,544
Balance at end of year	5,539,357	5,340,190	7,163,092

Retained Earnings
Balance at beginning of year	13,132,879	11,524,708	10,344,794
Net income attributable to RMCF stockholders	3,450,116	4,425,907	3,937,840
Cash dividends declared	(2,806,583)	(2,817,736)	(2,757,926)
Correction of immaterial error[1]	(492,766)	-	-
Balance at end of year	13,283,646	13,132,879	11,524,708

Non-controlling Interest in Equity of Subsidiary
Balance at beginning of year	-	869,671	401,655
Net loss	-	(619,376)	(195,094)
Deductions	-	(310,995)	-
Contributions	-	60,700	663,110
Balance at end of year	-	-	869,671

Total Stockholders’ Equity	$18,828,857	$18,478,908	$19,737,855

Common Shares
Balance at beginning of year	5,839,396	6,012,799	6,140,200
Repurchase and retirement of common stock	(35,108)	(233,302)	(246,106)
Issuance of common stock	2,000	4,000	4,000
Exercise of stock options, vesting of restricted stock units and other	48,084	55,899	114,705
Balance at end of year	5,854,372	5,839,396	6,012,799

1 As revised. Refer to Note 17 for information on immaterial correction of errors in prior period.

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$3,450,116	$3,806,531	$3,742,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,288,709	1,420,301	1,440,448
Provision for loss on accounts and notes receivable	138,125	171,000	214,600
Provision for inventory loss	100,049	76,695	58,836
Asset impairment and store closure losses	-	2,319,003	225,640
(Gain) loss on sale of assets	37,112	90,149	(46,857)
Expense recorded for stock compensation	584,893	763,094	865,240
Deferred income taxes	262,248	(1,878,205)	(55,068)
Changes in operating assets and liabilities:
Accounts receivable	(128,404)	364,767	662,625
Refundable income taxes	(47,863)	172,945	(12,055)
Inventories	(2,735)	144,454	(202,333)
Other assets	29,442	24,415	(16,087)
Accounts payable	(87,657)	(310,533)	(451,080)
Accrued liabilities	(293,402)	154,800	325,544
Deferred income	(9,619)	(531,331)	(880,684)
Net cash provided by operating activities	5,321,014	6,788,085	5,871,515

Cash Flows From Investing Activities:
Additions to notes receivable	(133,202)	(46,489)	(179,569)
Proceeds received on notes receivable	318,219	368,122	488,691
Proceeds from sale or distribution of assets	39,045	23,692	530,175
Intangible assets	(312,947)	(83,103)	-
Decrease (increase) in other assets	34,479	(212,860)	(2,395)
Purchase of property and equipment	(1,238,472)	(743,251)	(626,744)
Net cash (used in) provided by investing activities	(1,292,878)	(693,889)	210,158

Cash Flows From Financing Activities:
Payments on long-term debt	(1,253,392)	(1,207,234)	(107,633)
Repurchase of common stock	(351,583)	(3,030,708)	(3,127,624)
Issuance of common stock	-	-	69,599
Proceeds from issuance of common stock in subsidiary	-	-	892,895
Tax (expense) benefit of stock option exercise	(34,128)	19,868	200,544
Dividends paid	(2,804,786)	(2,838,545)	(2,711,812)
Net cash used in financing activities	(4,443,889)	(7,056,619)	(4,784,031)

Net (Decrease) Increase In Cash And Cash Equivalents	(415,753)	(962,423)	1,297,642

Cash And Cash Equivalents At Beginning Of Year	6,194,948	7,157,371	5,859,729

Cash And Cash Equivalents At End Of Year	$5,779,195	$6,194,948	$7,157,371

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation) and Aspen Leaf Yogurt, LLC (“ALY”), its 39%-owned subsidiary, U-Swirl, Inc. (“SWRL”), and U-Swirl International, Inc. (“U-Swirl”), a wholly-owned subsidiary as of February 29, 2016 (collectively, the “Company”).

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of February 29, 2016 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL. As of February 28, 2017, the Company held a 39% interest in SWRL. The SWRL Board of Directors is composed solely of Board members also serving as the Company’s Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. As a result of the defaults, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl International, Inc. becoming a wholly-owned subsidiary of the Company as of February 29, 2016. As of February 29, 2016 U-Swirl, Inc. had no assets.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 28, 2017:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	4	4
Franchise stores – Domestic stores and kiosks	6	189	195
International License Stores	-	94	94
Cold Stone Creamery – co-branded	5	83	88
U-Swirl cafés (Including all associated brands)
Company-owned cafés	-	2	2
Company-owned cafés – co-branded	-	3	3
Franchise stores – North American cafés	*	129	129
Franchise stores – North American – co-branded	*	16	16
International License cafés	-	2	2
Total	11	522	533

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As described above, on January 14, 2013, the Company acquired a controlling interest in SWRL. Prior to January 14, 2013, the Company’s consolidated financial statements exclude the financial information of SWRL. Beginning on January 14, 2013, the results of operations, assets and liabilities of SWRL have been included in these consolidated financial statements. The Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of U-Swirl, Inc. as of February 29, 2016. As of February 29, 2016, U-Swirl, Inc. had no assets. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $5.3 million at February 28, 2017.

Accounts and Notes Receivable

In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2017, the Company has $655,028 of notes receivable outstanding and an allowance for doubtful accounts of $48,647 associated with these notes. The notes require monthly payments and bear interest rates ranging from 4.5% to 6%. The notes mature through September, 2022 and approximately $579,000 of notes receivable are secured by the assets financed.

Inventories

Inventories are stated at the lower of cost or net realizable value. An inventory reserve is established to reduce the cost of obsolete, damaged and excess inventories to the lower of cost or net realizable value based on actual differences. This inventory reserve is determined through analysis of items held in inventory, and, if the recorded value is higher than the market value, the Company records an expense to reduce inventory to its actual market value. The process by which the Company performs its analysis is conducted on an item by item basis and takes into account, among other relevant factors, market value, sales history and future sales potential. Cost is determined using the first-in, first-out method.

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

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical U-Swirl losses, prior to FY 2016 we established a full valuation allowance on our deferred tax assets. During FY 2016 we took possession of the outstanding equity in U-Swirl International, Inc. As a result of our ownership increasing to 100%, we began filing consolidated income tax returns in FY 2017. Because of this change, we have recognized the full value of deferred tax assets that had full valuation allowances prior to FY 2016. During the fourth quarter of FY 2017 we further evaluated the value of deferred tax assets and determined that the assets are restricted due to a limitation on the deductibility of future losses in accordance with Section 382 of the Internal Revenue Code as a result of the foreclosure transaction. The correction of this immaterial error to our balance sheet is further described in Note 17. The Company's temporary differences are listed in Note 6.

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

There are no expiration dates on our gift cards, and we do not charge any service fees. While our franchisees continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates related to unredeemed gift cards. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote. When the Company has sufficient historical redemption patterns to calculate breakage estimates, the gift card breakage will be recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. As the Company is in the process of accumulating sufficient historical redemption patterns to calculate breakage estimates, the Company did not recognize gift card breakage during the year ended February 28 or 29, 2017 or 2016. Accrued gift card liability was $2,921,585 and $2,835,943 at February 28 or 29, 2017 and 2016, respectively.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of our reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. On February 29, 2016 RMCF repossessed all stock in U-Swirl International, Inc. pledged as collateral on the Loan Agreement with SWRL. This was the result of SWRL’s inability to repay the Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016 U-Swirl had $1,930,529 of goodwill recorded as a result of past business acquisitions. In the fourth quarter of FY 2016, RMCF performed a test of impairment as a result of the change in ownership and the result of our test indicated a full impairment of the U-Swirl goodwill. Our testing and impairment is described in Note 13 to the financial statements.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $4.1 million or 11% of the Company’s revenues during the year ended February 28, 2017. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Stock-Based Compensation

At February 28, 2017, the Company had stock-based compensation plans, which currently consists solely of the Company’s 2007 Equity Incentive Plan, for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $584,893, $763,094, and $865,240 related equity-based compensation expense during the years ended February 28 or 29, 2017, 2016 and 2015, respectively. Compensation costs related to share-based compensation are generally recognized over the vesting period.

Tax benefits or expense resulting from the difference in the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit or (expense) included in net cash provided by financing activities for the years ended February 28 or 29, 2017, 2016 and 2015 was $(34,128), $19,868 and $200,544, respectively.

During FY 2017 and 2016, the Company granted no restricted stock units. There were no stock options granted to employees during FY 2017 or FY 2016. The restricted stock unit grants generally vest 17-20% annually over a period of five to six years. The Company recognized $564,473 of consolidated stock-based compensation expense related to these grants during FY 2017 compared with $602,554 in FY 2016. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2017 was $1,179,492, which is expected to be recognized over the weighted average period of 2.2 years.

During FY 2017, the Company issued 2,000 fully-vested, unrestricted shares to non-employee directors compared with 4,000 fully-vested, unrestricted shares of stock to non-employee directors in FY 2016. In connection with these non-employee director stock issuances, the Company recognized $20,420 and $61,040 of stock-based compensation expense during FY 2017 and FY 2016, respectively.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. During FY 2017, FY 2016 and FY 2015, 0, 12,936, and 12,936, respectively, of stock options were excluded from diluted shares as their effect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $279,698, $215,314, and $244,946 for the fiscal years ended February 28 or 29, 2017, 2016 and 2015, respectively. Total advertising expense for U-Swirl and its brands amounted to $335,771, $460,034, and $399,414 for the fiscal years ended February 28 or 29, 2017, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-09 on its consolidated financial statements. During the fiscal years ended February 28, 2017 and February 29, 2016 the Company would have realized additional expense of $34,000 and additional income of $20,000, respectively, if this guidance had been applied.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company expects that substantially all of its operating lease commitments (see note 5) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us in the first quarter of our fiscal year 2019, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective franchise store or entry into a license agreement. The new guidance will generally require these fees to be recognized over the term of the related agreement, which we expect will result in a material impact to revenue recognized for franchise fees, license fees and renewal fees. The Company does not expect this new guidance to materially impact the recognition of royalty income or sales of products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of marketing and advertising fee revenues and expenses, in addition to the impact on accounting policies and related disclosures.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28 or 29:

	2017	2016
Ingredients and supplies	$3,021,220	$2,868,157
Finished candy	2,137,609	2,138,952
U-Swirl food and packaging	66,001	94,345
Reserve for slow moving inventory	(249,051)	(261,346)
Total inventories	$4,975,779	$4,840,108

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2017	2016
Land	$513,618	$513,618
Building	4,787,855	4,784,272
Machinery and equipment	10,598,355	9,987,906
Furniture and fixtures	1,047,319	1,169,475
Leasehold improvements	1,531,112	1,862,603
Transportation equipment	418,402	438,601
Asset impairment	(47,891)	(568,803)
	18,848,770	18,187,672

Less accumulated depreciation	12,390,839	12,177,369
Property and equipment, net	$6,457,931	$6,010,303

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2017, the Company had a $5 million working capital line of credit from Wells Fargo Bank, N.A., collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 50% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at LIBOR plus 2.25% (3.0% at February 28, 2017). At February 28, 2017, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2017, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2017 and we believe it is likely to be renewed on terms similar to current terms.

Effective January 16, 2014, the Company entered into a business loan agreement with Wells Fargo Bank, N.A. (the “Wells Fargo Loan Agreement”) for a $7.0 million long-term line of credit to be used to loan money to SWRL to fund the purchase price of business acquisitions by SWRL (the “Wells Fargo Loan”). The Company made its first draw of approximately $6.4 million on the Wells Fargo Loan on January 16, 2014 and the first draw was the amount outstanding at February 28, 2014. Interest on the Wells Fargo Loan is at a fixed rate of 3.75% and the maturity date is January 15, 2020. The Wells Fargo Loan may be prepaid without penalty at any time by the Company. The Wells Fargo Loan is collateralized by substantially all of the Company’s assets, including the SWRL Loan Agreement. Additionally, the Wells Fargo Loan is subject to various financial ratio and leverage covenants. The Wells Fargo Loan Agreement also contains customary representations and warranties, covenants and acceleration provisions in the event of a default by the Company.

Long-term debt consists of the following at February 28 or 29:

	2017	2016
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by substantially all business assets.	$3,831,741	$5,085,133
Less current maturities	1,302,501	1,254,007
Long-term obligations	$2,529,240	$3,831,126

The following is a schedule by year of maturities of long-term debt for the years ending February 28 or 29:

2018	$1,302,501
2019	1,352,900
2020	1,176,340
Total	$3,831,741

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

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2018	$603,000
2019	561,000
2020	272,000
2021	49,000
2022	49,000
Thereafter	194,000
Total	$1,728,000

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2017, we were the primary lessee at five of our 332 franchised stores and 1 former office space.

In some instances the Company has leased space for its Company-owned locations that are now occupied by franchisees. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is fully offset by sublease rentals, is as follows for the years ending February 28 or 29:

2018	$189,000
2019	90,000
2020	81,000
2021	83,000
2022	29,000
Total	$472,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2017	2016	2015
Minimum rentals	$944,938	$1,187,003	$1,282,363
Less sublease rentals	(318,000)	(479,000)	(468,000)
Contingent rentals	25,200	22,200	22,200
	$652,138	$730,203	$836,563

In FY 2013, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28:

2018	$28,000
Total	$28,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2018	$185,700
2019	84,300
2020	62,100
2021	62,100
2022	15,500
Total	$409,700

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2017	2016	2015
220,791	182,006	185,703

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2017 the Company was contracted for approximately $2,595,000 of raw materials under such agreements.

Contingencies

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 28, 2017, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 28, 2017. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

On January 13, 2016, the CherryBerry Entities dismissed without prejudice their counterclaim and third-party complaint in the Colorado District Court, and thereafter on January 13, 2016, the CherryBerry Entities refiled the exact claims (the “Oklahoma Action”) in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”). Also on January 13, 2016, RMCF filed a lawsuit against the CherryBerry Entities in the Colorado District Court seeking a declaratory judgment that it is not the alter ego of SWRL and that the SWRL Loan Agreement should not be re-characterized as equity (the “Colorado Action”). On that same date, SWRL filed a complaint against the CherryBerry Selling Parties asserting the same claims as it had asserted previously. RMCF filed a motion to dismiss for lack of jurisdiction and improper venue and in the alternative a motion to transfer venue in response to the Oklahoma Action, and the CherryBerry Selling Parties subsequently filed a motion to dismiss the Colorado Action. In April 2016, the Colorado District Court granted in part the CherryBerry Selling Parties’ motion and administratively closed the case. In addition, in April 2016, the Oklahoma Court denied RMCF’s motion (and SWRL’s similar motion). On April 8, 2016, the CherryBerry Entities moved to add RMCF as a defendant on the alter ego and re-characterization claims in the Oklahoma Action. On May 9, 2016, the Oklahoma Court granted that application and we filed an answer to this action on June 6, 2016. All parties are currently involved in discovery proceedings relating to this matter. A trial date has been set to commence on September 18, 2017. We intend to vigorously assert and defend our rights in this lawsuit.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

	2017	2016	2015
Current
Federal	$1,411,126	$1,420,811	$1,846,365
State	272,214	195,993	246,398
Total Current	1,683,340	1,616,804	2,092,763

Deferred
Federal	240,234	(1,725,918)	(50,603)
State	22,015	(152,286)	(4,465)
Total Deferred	262,249	(1,878,204)	(55,068)
Total	$1,945,589	$(261,400)	$2,037,695

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2017	2016	2015
Statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	0.8%	2.8%
Domestic production deduction	(1.1%)	(3.0%)	(1.6%)
Work opportunity tax credits	(0.4%)	-	-
Statutory rate change	-	(1.6%)	-%
Other	0.0%	0.5%	0.1%
U-Swirl loss carryforward recognized	-	(1.8%)	(3.0%)
Valuation allowance, U-Swirl Consolidated loss	-	(36.3%)	3.0%
Effective rate – provision (benefit)	36.1%	(7.4%)	35.3%

The components of deferred income taxes at February 28 or 29 are as follows:

Deferred Tax Assets	2017	2016
Allowance for doubtful accounts and notes	$198,354	$248,537
Inventories	90,027	96,698
Accrued compensation	188,002	183,898
Loss provisions and deferred income	1,175,351	1,299,191
Self-insurance accrual	37,000	28,923
Amortization	782,683	861,594
Restructuring charges	148,494	148,494
U-Swirl accumulated net loss	164,035	346,605
Valuation allowance	(148,494)	(148,494)
Net deferred tax assets	2,635,452	3,065,446

Deferred Tax Liabilities
Depreciation and amortization	(1,683,778)	(1,537,653)
Prepaid expenses	(92,800)	(106,138)
Deferred tax liabilities	$(1,776,578)	$(1,643,791)

Net deferred tax assets	$858,874	$1,421,655

The following table summarizes deferred income tax valuation allowances as of February 28 or 29:

	2017	2016
Valuation allowance at beginning of period	$148,494	$349,010
Tax expense (benefits) realized by valuation allowance	-	81,340
Tax benefits released from valuation allowance	-	(281,856)
Valuation allowance at end of period	$148,494	$148,494

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax benefit realized for the year ended February 29, 2016, compared to the tax expense in the prior years, is primarily due to the tax consequences of a change in the controlling interest in U-Swirl and foreclosure upon the stock of U-Swirl International, Inc. In FY 2014 we did not realize a tax benefit from the SWRL taxable loss causing our effective rate to increase for the year. During FY 2015 the taxable loss at SWRL was lower, resulting in a decrease to our effective rate. During FY 2016 an income tax benefit of approximately $2,149,000 was recognized as a result of the company foreclosing upon the interest in U-Swirl and recognizing deferred tax assets and loss carry forwards that previously had full valuation allowances when RMCF had less than an 80% ownership interest. Resulting from this foreclosure, RMCF will consolidate U-Swirl International, Inc. resulting in realization of U-Swirl International, Inc. deferred tax assets that previously had a full valuation allowance when filed with SWRL income tax returns. U-Swirl International, Inc. and RMCF will file consolidated income tax returns beginning with FY 2017. SWRL will continue to file separate tax returns.

For the year ended February 29, 2016 and prior periods, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. RMCF has filed income tax returns consolidating the results of Rocky Mountain Chocolate Factory and its wholly owned subsidiary, Aspen Leaf Yogurt, LLC. U-Swirl Inc. has filed a separate consolidated income tax return for the results of U-Swirl, Inc. and its wholly owned subsidiary, U-Swirl International, Inc. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016 the results of U-Swirl International, Inc. will be included in RMCF’s consolidated income tax return, and on the same date, will be removed from U-Swirl, Inc.’s consolidated tax return. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl in satisfaction of debt between RMCF and SWRL. The consolidated tax return for RMCF for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods. However, there are no remaining operating assets held by SWRL.

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2012. The Company’s federal income tax returns have been examined for the years ended February 28, 2015 and 2014 and the examination did not result in any changes to the income tax returns filed for these years.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2017.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28 or 29, 2016 or 2015. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28 or 29, 2017 and 2016.

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

We estimate that the potential future tax deductions of U-Swirl International, Inc.’s Federal net operating losses, limited by section 382, to be approximately $443,000 with a resulting deferred tax asset of approximately $164,000. U-Swirl International Inc.’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid quarterly cash dividends of $0.12 per common share on March 11, 2016, June 17, 2016, September 16, 2016 and December 9, 2016 to stockholders of record on February 26, 2016, June 7, 2016, September 6, 2016 and November 25, 2016, respectively. The Company declared a quarterly cash dividend of $0.12 per share of common stock on February 9, 2017 payable on March 10, 2017 to stockholders of record on February 24, 2017.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During the nine months ended November 30, 2016, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. The Company did not repurchase any shares during the three months ended February 28, 2017. As of February 28, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2014, stockholders approved an amendment of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards. The following table summarizes stock awards under the 2007 Plan as of February 28, 2017:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendment:	300,000
Available for award:	685,340
Cancelled/forfeited:	194,325
Shares awarded as unrestricted shares, stock options or restricted stock units:	(547,076)

Shares available for award:	332,589

Information with respect to stock option awards outstanding under the 2007 Plan at February 28, 2017, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2017	2016	2015
Outstanding stock options at beginning of year:	12,936	12,936	155,880
Granted	-	-	-
Exercised	-	-	(142,944)
Cancelled/forfeited	(12,936)	-	-
Outstanding stock options as of February 28 or 29:	-	12,936	12,936

Weighted average exercise price	n/a	$12.94	$12.94
Weighted average remaining contractual term (in years)	n/a	0.04	1.04

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 28, 2017, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2017	2016	2015
Outstanding non-vested restricted stock units at beginning of year:	181,742	237,641	295,040
Granted	-	-	-
Vested	(48,084)	(55,899)	(56,199)
Cancelled/forfeited	(10,000)	-	(1,200)
Outstanding non-vested restricted stock units as of February 28 or 29:	123,658	181,742	237,641

Weighted average grant date fair value	$12.21	$12.22	$12.13
Weighted average remaining vesting period (in years)	2.23	3.22	4.08

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

FY 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,951,055	$26,678,514	$1,710,734	$5,216,076	$-	$39,556,379
Intersegment revenues	(5,332)	(1,254,670)	-	-	-	(1,260,002)
Revenue from external customers	5,945,723	25,423,844	1,710,734	5,216,076	-	38,296,377
Segment profit (loss)	2,495,709	5,609,957	128,024	1,017,395	(3,855,380)	5,395,705
Total assets	1,216,241	12,900,070	1,101,461	9,124,822	5,075,762	29,418,356
Capital expenditures	15,480	966,619	17,047	40,924	198,402	1,238,472
Total depreciation & amortization	$54,053	$463,996	$14,755	$622,654	$133,251	$1,288,709

FY 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,947,769	$27,726,443	$1,622,906	$6,535,646	$-	$41,832,764
Intersegment revenues	(5,185)	(1,370,684)	-	-	-	(1,375,869)
Revenue from external customers	5,942,584	26,355,759	1,622,906	6,535,646	-	40,456,895
Segment profit (loss)	2,608,351	6,731,221	(2,591)	(2,128,649)	(3,663,201)	3,545,131
Total assets	1,205,616	11,980,933	1,008,783	10,126,209	5,994,184	30,315,725
Capital expenditures	76,762	432,473	3,306	66,476	164,234	743,251
Total depreciation & amortization	$36,908	$406,082	$18,236	$802,953	$156,122	$1,420,301

FY 2015	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,976,964	$27,459,828	$2,134,976	$7,501,943	$-	$43,073,711
Intersegment revenues	(342)	(1,564,993)	-	-	-	(1,565,335)
Revenue from external customers	5,976,622	25,894,835	2,134,976	7,501,943	-	41,508,376
Segment profit (loss)	2,783,734	6,993,693	(51,803)	(245,546)	(3,699,637)	5,780,441
Total assets	1,193,407	12,155,004	1,157,674	12,424,801	7,207,327	34,138,213
Capital expenditures	28,806	378,060	41,361	61,053	117,464	626,744
Total depreciation & amortization	$41,228	$395,864	$35,531	$813,172	$154,653	$1,440,448

Revenue from one customer of the Company’s Manufacturing segment represented approximately $4.1 million, or 10.6 percent, of the Company’s revenues from external customers during the year ended February 28, 2017, compared to $5.2 million, or 12.8 percent of the Company’s revenues from external customers during the year ended February 29, 2016.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid (received) for:	2017	2016	2015
Income taxes paid	$1,997,751	$1,383,805	$1,896,274
Interest	129,927	170,709	193,022
Accrued Inventory	531,017	298,032	245,183

Non-Cash Financing Activities:
Dividend payable	702,525	700,728	721,536

Non-Cash Investing Activities:
Sale or distribution of assets in exchange for notes receivable
Long-lived assets	20,989	127,500	414,353
Other assets	$-	$75,000	$-

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2017, 2016 and 2015, the Company’s contribution was approximately $66,000, $62,000, and $60,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2017 and 2016:

Fiscal Quarter

	First	Second	Third	Fourth	Total
2017
Total revenue	$9,376,199	$8,601,962	$9,955,239	$10,362,977	$38,296,377
Gross margin	2,222,405	2,289,011	2,706,456	1,922,896	9,140,768
Net income	731,834	974,813	1,011,799	731,670	3,450,116
Basic earnings per share	0.13	0.17	0.17	0.13	0.59
Dilute earnings per share	$0.12	$0.16	$0.17	$0.12	$0.58

Fiscal Quarter

	First	Second	Third	Fourth	Total
2016
Total revenue	$10,364,022	$9,274,554	$9,807,313	$11,011,006	$40,456,895
Gross margin	2,470,383	2,536,811	2,723,841	2,763,228	10,494,263
Net income	762,959	779,796	440,801	2,442,351	4,425,907
Basic earnings per share	0.13	0.13	0.08	0.42	0.75
Diluted earnings per share	$0.12	$0.13	$0.07	$0.41	$0.73

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:

				2017		2016
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$211,152	$220,778	$209,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	92,758	459,340	51,423
Franchise Rights		20		5,971,129	1,144,957	5,914,181	760,818
Total				7,459,049	2,000,670	7,146,102	1,573,697
Intangible assets not subject to amortization
Franchising segment
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark-indefinite life				20,000	-	20,000	-
Total				1,709,328	662,384	1,709,328	662,384

Total intangible assets				$9,168,377	$2,663,054	$8,855,430	$2,236,081

Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

On February 29, 2016, RMCF foreclosed on all stock in U-Swirl pledged as collateral on the SWRL Loan Agreement. As described in Note 1, this was the result of SWRL’s inability to repay the SWRL Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016, U-Swirl had $1,930,529 of Goodwill recorded as a result of past business acquisitions. We performed a test of impairment in conjunction with the change in ownership and the result of our test indicated a full impairment of the U-Swirl goodwill. We recognized an impairment loss of $1,930,529 to reduce the carrying value of Goodwill to the fair value. In making this determination we reviewed the fair value of U-Swirl compared to its carrying value. In performing this testing we focused on the actual performance of the acquired businesses that created the initial recognition of the goodwill, as well as U-Swirl’s past performance and future expected performance. Because of the significant underperformance of the acquired businesses as well as U-Swirl we determined that the carrying value of the reporting unit exceeded its fair value.

The following are events that have indicated that it is more likely than not that the fair value of goodwill is less than the carrying amount:

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

●	SWRL franchise stores in operation has declined from a peak of 287 franchise cafés in operation at August 31, 2014 to 210 franchise cafés in operation at February 28, 2016.
●	During the three and six months ended August 31, 2015, SWRL disclosed in its separate financial statements that there was substantial doubt about its ability to continue as a going concern.

Amortization expense related to intangible assets totaled $427,840, $378,373, and $361,723 during the fiscal years ended February 28 or 29, 2017, 2016 and 2015, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2018	$445,214
2019	451,644
2020	438,487
2021	426,778
2022	403,596
Thereafter	3,292,660
Total	$5,458,379

NOTE 14 – IMPAIRMENT OF LONG-LIVED RETAIL ASSETS, RESTRUCTURING AND ACQUISITION RELATED CHARGES

In 2014, SWRL entered into an Asset Purchase Agreement with CherryBerry, which was the franchisor of self-serve frozen yogurt retail stores branded as “CherryBerry.” Pursuant to the CherryBerry Purchase Agreement, SWRL purchased certain assets of CherryBerry used in its business of franchising frozen yogurt stores, including all of its franchise rights and one company-owned store. SWRL also entered into an Asset Purchase Agreement with Yogli Mogli, which was the franchisor of self-serve frozen yogurt retail stores branded as “Yogli Mogli”. Pursuant to the Yogli Mogli Purchase Agreement, SWRL purchased certain assets of Yogli Mogli used in its business of franchising frozen yogurt stores, including all of its franchise rights and four company-owned stores. On February 20, 2014, SWRL entered into an Asset Purchase Agreement to acquire the business assets of Fuzzy Peach Franchising, LLC. The acquisition of all intellectual property and worldwide franchise and license rights includes the rights associated with 17 Fuzzy Peach Frozen Yogurt stores. Associated with these transactions, the Company recorded net restructuring charges of $124,551 during the year ended February 28, 2015. No restructuring charges were incurred during the year ended February 29, 2016.

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

During the year ended February 29, 2016, we closed an underperforming Company-owned café resulting in an impairment charge of $39,933. As described in Note 1, on February 29, 2016 the Company foreclosed on 100% of the outstanding equity of U-Swirl in full satisfaction of the obligations owed under the SWRL Loan Agreement. The Company reviewed all operating assets possessed as a part of this transaction and made the determination to offer for sale certain retail assets below their carrying value. This determination was made after a review of expected future cash flow. As a result of this review and determination an impairment charge of $356,280 was recorded to reflect these assets at their fair value.

Impairment of long-lived assets and goodwill, restructuring and acquisition charges incurred at February 28 or 29, 2017, 2016 and 2015 were comprised of the following:

	2017	2016	2015
Professional fees	$-	$-	$284,275
Severance/transitional compensation	-	-	212,027
Leasehold improvements, property and equipment impairment of long-lived assets and goodwill	-	2,326,742	243,000
Provision for termination of contractual obligations	60,000	-	-
Acceleration of restricted stock unit vesting	-	-	65,049
Other	-	-	3,125

Total	$60,000	$2,326,742	$807,476

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RELATED PARTY TRANSACTIONS

Our President and Chief Executive Officer has members of his immediate family with ownership interests in retail marketing businesses. These businesses have, on occasion, provided services to the Company and may provide services in the future. For the year ended February 28, 2017, the Company paid $47,822 and no amount was recorded to accounts payable that related to these businesses. Transactions with these businesses have been immaterial to our results of operations.

NOTE 16 – SUBSEQUENT EVENTS

On May 22, 2017, the Company announced that its Board of Directors has declared a first quarter FY2018 cash dividend of $0.12 per common share outstanding. The cash dividend will be payable June 16, 2017 to shareholders of record at the close of business June 6, 2017.

NOTE 17 – IMMATERIAL REVISION OF PREVIOUSLY REPORTED INCOME TAXES AND DEFERRED TAX LIABILITIES

In the fourth quarter of FY 2017, the Company identified an immaterial error related to the overstatement of the income tax benefit and related deferred income tax asset accounts that impacted the Company’s previously issued annual consolidated financial statements. The adjustment relates to the foreclosure upon the interest in U-Swirl and the realization of U-Swirl deferred tax assets and refundable income taxes.

The Company determined that this error was not material to any of the Company’s prior annual consolidated financial statements and therefore, amendments of previously filed reports were not required. As such, a revision for the correction is reflected in the February 28, 2017 financial information of the applicable prior periods in this Form 10-K. The error resulted in corrections to beginning retained earnings, accrued liabilities and deferred tax assets of $(492,766), $192,233 and $(300,533), respectively, on the Consolidated Balance Sheet as of February 28, 2017.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2017, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2017.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2017, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2017.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2017, which consists solely of the Company’s 2007 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	123,658	n/a	332,589
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	123,658	n/a	332,589

(1) Awards outstanding under the 2007 Equity Incentive Plan as of February 28, 2017 consist of 123,658 unvested restricted stock units. The weighted-average exercise price is calculated solely with respect to the outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2017.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this Annual Report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2017
Valuation Allowance for Accounts and Notes Receivable	670,471	137,316	271,694	536,093

Year Ended February 29, 2016
Valuation Allowance for Accounts and Notes Receivable	729,060	171,000	229,589	670,471

Year Ended February 28, 2015
Valuation Allowance for Accounts and Notes Receivable	600,930	214,600	86,470	729,060

3. Exhibits

The exhibits listed in the Exhibit Index are filed with, or incorporated by reference, in this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 23, 2017	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2017	/s/ Franklin E. Crail
FRANKLIN E. CRAIL Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2017	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: May 23, 2017	/s/ Brett P. Seabert
Brett P. Seabert, Director

Date: May 23, 2017	/s/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 23, 2017	/s/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 23, 2017	/s/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference to
2.1#	Asset Purchase Agreement, dated January 14, 2013, among Ulysses Asset Acquisition, LLC, YHI Inc. and Yogurtini International, LLC	Exhibit 99.1 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.2#	Asset Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.2 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

2.3#	Membership Interest Purchase Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

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

Exhibit 99.4 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.12	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.5 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.13	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Executive Officer	Furnished herewith

Exhibit Number		Description	Incorporated by Reference to
32.2		Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, Chief Financial Officer	Furnished herewith

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

	*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

	**	Management contract or compensatory plan.

	#	Schedules and similar attachments have been omitted pursuant to Item 601(b) (2) of Regulation S-K under the Securities Act of 1934, as amended. We hereby undertake to supplementally furnish copies of any omitted schedules to the SEC upon request.