Form 10-Q
period 2017-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2017-07-07
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2017, the registrant had outstanding 5,859,372 shares of its common stock, $.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2017	2016
Revenues
Sales	$7,206,939	$7,024,334
Franchise and royalty fees	2,139,508	2,351,865
Total revenues	9,346,447	9,376,199

Costs and Expenses
Cost of sales	5,014,965	4,801,929
Franchise costs	514,792	547,713
Sales and marketing	626,352	654,129
General and administrative	1,128,706	1,240,058
Retail operating	572,824	666,949
Depreciation and amortization, exclusive of depreciation and amortization expense of $125,616 and $102,473, respectively, included in cost of sales	194,934	222,751
Restructuring and acquisition related charges	-	60,000

Total costs and expenses	8,052,573	8,193,529

Income from Operations	1,293,874	1,182,670

Other Income (Expense)
Interest expense	(35,189)	(47,779)
Interest income	7,218	11,697
Other Income (Expense), net	(27,971)	(36,082)

Income Before Income Taxes	1,265,903	1,146,588

Income Tax Provision	452,231	414,754

Consolidated Net Income	$813,672	$731,834

Basic Earnings per Common Share	$.14	$.13
Diluted Earnings per Common Share	$.14	$.12

Weighted Average Common Shares Outstanding - Basic	5,854,372	5,835,515
Dilutive Effect of Restricted Stock Units	123,366	181,742
Weighted Average Common Shares Outstanding - Diluted	5,977,738	6,017,257

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2017	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,641,457	$5,779,195
Accounts receivable, less allowance for doubtful accounts of $498,132 and $487,446, respectively	2,737,412	3,855,823
Notes receivable, current portion, less current portion of the valuation allowance of $6,100 and $22,147, respectively	212,136	235,612
Refundable income taxes	-	47,863
Inventories, less reserve for obsolete inventory of $249,388 and $249,051, respectively	4,835,964	4,975,779
Other	324,668	256,548
Total current assets	15,751,637	15,150,820

Property and Equipment, Net	6,353,573	6,457,931

Other Assets
Notes receivable, less current portion and valuation allowance of $42,647 and $26,500, respectively	296,245	370,769
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	4,735,281	4,826,172
Intangible assets, net	621,060	632,207
Deferred income taxes	959,514	858,874
Other	66,342	74,639
Total other assets	7,725,386	7,809,605
Total Assets	$29,830,596	$29,418,356

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,314,613	$1,302,501
Accounts payable	1,887,040	1,820,470
Accrued salaries and wages	792,620	608,510
Gift card liabilities	2,957,094	2,921,585
Other accrued expenses	392,179	253,497
Dividend payable	702,525	702,525
Deferred income	514,808	451,171
Total current liabilities	8,560,879	8,060,259

Long-Term Debt, Less Current Maturities	2,195,297	2,529,240

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,854,372 shares and 5,854,372 shares issued and outstanding, respectively	5,854	5,854
Additional paid-in capital	5,673,772	5,539,357
Retained earnings	13,394,794	13,283,646
Total stockholders’ equity	19,074,420	18,828,857
Total Liabilities and Stockholders’ Equity	$29,830,596	$29,418,356

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended May 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$813,672	$731,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320,550	325,224
Provision for loss on accounts and notes receivable	29,400	29,400
Provision for obsolete inventory	16,896	21,826
Loss (gain) on sale of property and equipment	15,617	(3,012)
Expense recorded for stock based compensation	134,415	167,774
Deferred income	66,770	(78,660)
Deferred income taxes	(100,640)	(19,081)
Changes in operating assets and liabilities:
Accounts receivable	1,089,011	714,221
Inventories	(92,691)	(179,845)
Other current assets	(68,236)	(69,846)
Accounts payable	278,380	118,227
Accrued liabilities	406,164	137,352
Net cash provided by operating activities	2,909,308	1,895,414

Cash Flows From Investing Activities
Addition to notes receivable	-	(36,000)
Proceeds received on notes receivable	66,196	80,652
(Costs of) proceeds from sale or distribution of assets	(11,950)	2,000
Purchase of intangible assets	(8,508)	(272,956)
Purchases of property and equipment	(76,726)	(634,426)
Other	8,297	28,175
Net cash used in investing activities	(22,691)	(832,555)

Cash Flows From Financing Activities
Payments on long-term debt	(321,831)	(309,654)
Repurchase of common stock	-	(145,273)

Dividends paid	(702,524)	(700,728)
Net cash used in financing activities	(1,024,355)	(1,155,655)

Net Increase (Decrease) in Cash and Cash Equivalents	1,862,262	(92,796)

Cash and Cash Equivalents, Beginning of Period	5,779,195	6,194,948

Cash and Cash Equivalents, End of Period	$7,641,457	$6,102,152

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

In January 2013, through its wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of May 31, 2017 following various issuances of common stock of SWRL. At that time, U-Swirl International, Inc. was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL. The SWRL Board of Directors is composed solely of Board members also serving the Company’s Board of Directors.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales of both confectionary products and frozen yogurt; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2017:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	4	4
Franchise stores – Domestic stores and kiosks	9	188	197
International License Stores	2	89	91
Cold Stone Creamery – co-branded	8	83	91
U-Swirl Stores (Including all associated brands)
Company-owned stores	-	2	2
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	125	125
Franchise stores – Domestic – co-branded	*	15	15
International License Stores	-	2	2
Total	19	511	530

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. We adopted this ASU for the first quarter of 2018 and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three months ended May 31, 2017 and 2016, there were no stock options excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2017 and February 28, 2017:

	May 31, 2017	February 28, 2017
Ingredients and supplies	$2,931,704	$3,021,220
Finished candy	2,087,954	2,137,609
U-Swirl food and packaging	65,694	66,001
Reserve for slow moving inventory	(249,388)	(249,051)
Total inventories	$4,835,964	$4,975,779

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2017 and February 28, 2017 consists of the following:

	May 31, 2017	February 28, 2017
Land	$513,618	$513,618
Building	4,884,173	4,787,855
Machinery and equipment	10,586,257	10,598,355
Furniture and fixtures	1,049,340	1,047,319
Leasehold improvements	1,534,712	1,531,112
Transportation equipment	434,091	418,402
Asset impairment	(47,891)	(47,891)
	18,954,300	18,848,770

Less accumulated depreciation	(12,600,727)	(12,390,839)
Property and equipment, net	$6,353,573	$6,457,931

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 10, 2017 to stockholders of record on February 24, 2017. The Company declared a quarterly cash dividend of $0.12 per share of common stock on May 22, 2017 payable on June 16, 2017 to stockholders of record on June 6, 2017.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2017. As of May 31, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At May 31, 2017, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $134,415 of stock-based compensation expense during the three months ended May 31, 2017 compared with $167,774 during the three months ended May 31, 2016. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes stock option transactions for common stock during the three months ended May 31, 2017 and 2016:

	Three Months Ended
	May 31,
	2017	2016
Outstanding stock options as of February 28 or 29:	-	12,936
Granted	-	-
Exercised	-	-
Cancelled/forfeited	-	(12,936)
Outstanding stock options as of May 31:	-	-

Weighted average exercise price	n/a	n/a
Weighted average remaining contractual term (in years)	n/a	n/a

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2017 and 2016:

	Three Months Ended
	May 31,
	2017	2016
Outstanding non-vested restricted stock units as of February 28 or 29:	123,658	181,742
Granted	-	-
Vested	-	-
Cancelled/forfeited	(560)	-
Outstanding non-vested restricted stock units as of May 31:	123,098	181,742

Weighted average grant date fair value	$12.21	$12.22
Weighted average remaining vesting period (in years)	1.98	2.97

The Company did not issue any fully vested, unrestricted shares of stock to non-employee directors during the three months ended May 31, 2017 compared to 2,000 shares issued during the three months ended May 31, 2016. In connection with these non-employee director stock issuances, the Company recognized $0 and $20,420 of stock-based compensation expense during the three months ended May 31, 2017 and 2016, respectively.

During the three months ended May 31, 2017, the Company recognized $134,415 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest between 17% and 20% annually over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2017, was $1,037,796, which is expected to be recognized over the weighted average period of 1.98 years.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
Cash paid (received) for:	2017	2016
Interest, net	$26,929	$35,045
Income taxes	349,250	217,123
Non-Cash Operating Activities
Accrued Inventory	315,407	240,031
Non-Cash Financing Activities
Dividend payable	$702,525	$699,009
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	$-	$30,989

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended May 31, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,606,485	$6,498,210	$362,027	$1,195,310	$-	$9,662,032
Intersegment revenues	(1,306)	(314,279)	-	-	-	(315,585)
Revenue from external customers	1,605,179	6,183,931	362,027	1,195,310	-	9,346,447
Segment profit (loss)	762,689	1,387,039	(36,431)	240,196	(1,087,590)	1,265,903
Total assets	1,192,859	11,490,941	1,087,541	9,508,948	6,550,307	29,830,596
Capital expenditures	-	49,060	3,600	2,616	21,450	76,726
Total depreciation & amortization	11,392	129,863	3,827	143,090	32,378	$320,550

Three Months Ended May 31, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,548,035	$6,052,743	$305,576	$1,762,835	$-	$9,669,189
Intersegment revenues	(1,361)	(291,629)	-	-	-	(292,990)
Revenue from external customers	1,546,674	5,761,114	305,576	1,762,835	-	9,376,199
Segment profit (loss)	670,628	1,233,006	(14,666)	467,779	(1,210,159)	1,146,588
Total assets	1,355,195	11,504,386	1,008,708	10,673,169	5,637,138	30,178,596
Capital expenditures	9,126	477,121	22	24,344	123,813	634,426
Total depreciation & amortization	$13,656	$106,278	$3,348	$165,965	$35,977	$325,224

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.9 million, or 20.3 percent of the Company’s revenues from external customers during the three months ended May 31, 2017 compared to $1.4 million, or 14.9 percent of the Company’s revenues from external customers during the three months ended May 31, 2016.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2017 and February 28, 2017 consist of the following:

				May 31, 2017		February 28, 2017
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$211,528	$220,778	$211,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,340	103,530	715,339	92,758
Franchise Rights		20		5,979,637	1,244,356	5,971,129	1,144,957
Total				$7,467,558	$2,111,217	$7,459,049	$2,000,670
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total				1,709,328	662,384	1,709,328	662,384

Total intangible assets				$9,176,886	$2,773,601	$9,168,377	$2,663,054

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $110,546 and $104,683 during the three months ended May 31, 2017 and 2016, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

At May 31, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2018	335,037
2019	452,069
2020	438,912
2021	427,203
2022	404,022
Thereafter	3,299,098
Total	$5,356,341

NOTE 9 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

The Company did not record any restructuring charges in the three months ended May 31, 2017.

Restructuring and acquisition charges incurred were comprised of lease settlement costs of $60,000 for the three months ended May 31, 2016, relating to the closure of an Aspen Leaf Yogurt Company-owned location.

NOTE 10 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions (unpaid balance as of May 31, 2017, $3.5 million).

As of May 31, 2017 and February 28, 2017, notes payable consisted of the following:

	May 31, 2017	February 28, 2017

Promissory note	$3,509,910	$3,831,741
Less: current maturities	(1,314,613)	(1,302,501)
Long-term obligations	$2,195,297	$2,529,240

The following table summarizes annual maturities of our notes payable as of May 31, 2017:

Amount
2018	$980,646
2019	1,352,894
2020	1,176,370
Total minimum payments	3,509,910
Less: current maturities	(1,314,613)

Long-term obligations	$2,195,297

NOTE 11 - CONTINGENCIES

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC, and their respective owners (collectively, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties, which were subject to a one-year lock-up agreement. The CB Shares were issued to the CherryBerry Selling Parties in February 2015. Pursuant to the terms of the CherryBerry Purchase Agreement, following expiration of the lock-up period, if any of the CherryBerry Selling Parties desired to sell their CB Shares, they must first offer such shares to SWRL and RMCF prior to any sale of the CB Shares on the open market. If the proceeds from the sale of any of the CB Shares is less than $0.50 per share and the CherryBerry Selling Parties comply with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL was required to pay the shortfall payment at February 28, 2017, the shortfall payment would approximate $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at February 28, 2017. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc, a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2017, there were four Company-owned, 89 licensee-owned and 188 franchised Rocky Mountain Chocolate Factory stores operating in 40 states, Canada, South Korea, the Philippines, and the United Arab Emirates. As of May 31, 2017, U-Swirl operated five Company-owned cafés and 142 franchised cafés located in 32 states and Canada. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

Results of Operations

Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

Basic earnings per share increased 7.7% from $.13 per share during the three months ended May 31, 2016 to $0.14 during the three months ended May 31, 2017. Revenues decreased 0.3% during the three months ended May 31, 2017 compared to the three months ended May 31, 2016. This decrease in revenues was due primarily to a decrease in royalty and marketing fees and retail sales, partially offset by increases in factory sales and franchise fee revenue. Operating income increased 9.4% from $1.18 million for the three months ended May 31, 2016 to $1.29 million for the three months ended May 31, 2017. Net income increased 11.2% from $732,000 in the three months ended May 31, 2016 to $814,000 in the three months ended May 31, 2017. The increase in operating income and net income was due primarily to an increase in factory sales and franchise fees, and lower operating expenses, partially offset by lower royalty and marketing fees in the three months ended May 31, 2017 compared to the three months ended May 31, 2016.

Revenues	Three Months Ended
	May 31,		$	%
($’s in thousands)	2017	2016	Change	Change
Factory sales	$6,183.9	$5,761.1	$422.8	7.3%
Retail sales	1,023.0	1,263.2	(240.2)	(19.0%	)
Franchise fees	249.1	105.5	143.6	136.1%
Royalty and marketing fees	1,890.4	2,246.4	(356.0)	(15.8%	)
Total	$9,346.4	$9,376.2	$ (29.8)	(0.3%	)

Factory Sales

The increase in factory sales for the three months ended May 31, 2017 versus the three months ended May 31, 2016 was primarily due to a 17.6% increase in shipments of product to customers outside our network of franchised retail stores and a 2.4% increase in shipments of product to our network of franchised and licensed retail stores. During the three months ended May 31, 2017, the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation decreased 2.1% and same-store pounds purchased by our network of franchise and license stores increased 1.3%.

Retail Sales

The decrease in retail sales was primarily due to a decrease in the number of retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at Company-owned Rocky Mountain Chocolate Factory stores increased 2.9% in the three months ended May 31, 2017 compared to the three months ended May 31, 2016. Same-store sales at Company-owned U-Swirl cafés decreased 9.7% in the three months ended May 31, 2017 compared to the three months ended May 31, 2016.

Royalty, Marketing Fees and Franchise Fees

The decrease in royalty and marketing fees from the three months ended May 31, 2016 to the three months ended May 31, 2017 was primarily due to a 15.8% decrease in domestic franchise units in operation. The average number of total franchise stores in operation decreased from 393 in the three months ended May 31, 2016 to 331 during the three months ended May 31, 2017. This decrease is the result of domestic store closures exceeding domestic store openings, primarily the result of franchise and license closures of U-Swirl franchise locations. Same store sales at total franchise stores and cafés in operation decreased 3.9% during the three months ended May 31, 2017 compared to the three months ended May 31, 2016.

The increase in franchise fees during the three months ended May 31, 2017, compared with the three months ended May 31, 2016 was the result of $200,000 in international license fees related to the entry into Master License Agreements covering the Republic of Panama and the Republic of Vietnam. This increase was partially offset by fewer domestic franchise openings during the three months ended May 31, 2017, compared to the three months ended May 31, 2016.

Costs and Expenses	Three Months Ended
	May 31,		$	%
($’s in thousands)	2017	2016	Change	Change

Cost of sales – factory	$4,658.6	$4,382.0	$276.6	6.3%
Cost of sales - retail	356.3	420.0	(63.7)	(15.2%)
Franchise costs	514.8	547.7	(32.9)	(6.0%)
Sales and marketing	626.4	654.1	(27.7)	(4.2%)
General and administrative	1,128.7	1,240.1	(111.4)	(9.0%)
Retail operating	572.8	666.9	(94.1)	(14.1%)
Total	$7,857.6	$7,910.8	$ (53.2)	(0.7%)

Gross Margin	Three Months Ended
	May 31,
($’s in thousands)	2017	2016	Change		Change

Factory gross margin	$1,525.3	$1,379.1		$146.2	10.6%
Retail	666.7	843.2		(176.5)	(20.9%	)
Total	$2,192.0	$2,222.3	$	(30.3)	(1.4%	)

Gross Margin	Three Months Ended
	May 31,
	2017	2016	Change	Change
(Percent)
Factory gross margin	24.7%	23.9%	0.8%	3.3%
Retail	65.2%	66.8%	(1.6%)	(2.4%)
Total	30.4%	31.6%	(1.2%)	(3.8%)

Adjusted Gross Margin	Three Months Ended
	May 31,
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$1,525.3	$1,379.1	$146.2	10.6%
Plus: depreciation and amortization	125.6	102.5	23.1	22.5%
Factory adjusted gross margin	1,650.9	1,481.6	169.3	11.4%
Retail	666.7	843.2	(176.5)	(20.9% )
Total Adjusted Gross Margin	$2,317.6	$2,324.8	$(7.2)	0.3%

Factory adjusted gross margin	26.7%	25.7%	1.0%	3.9%
Retail	65.2%	66.8%	(1.6% )	(2.4% )
Total Adjusted Gross Margin	32.2%	33.1%	(0.9% )	(2.7% )

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

Cost of Sales

Factory gross margins increased 80 basis points in the three months ended May 31, 2017 compared to the three months ended May 31, 2016 due primarily to lower costs of certain materials and a shift in product mix, partially offset by increased costs of labor and overhead in the three months ended May 31, 2017 compared to the three months ended May 31, 2016. Retail gross margins declined 160 basis points in the three months ended May 31, 2017 compared to the same period in the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2017 compared to the three months ended May 31, 2016 is due primarily to lower compensation and travel expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 24.1% in the three months ended May 31, 2017 from 23.3% in the three months ended May 31, 2016. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs more than offset by lower royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2017 compared to the three months ended May 31, 2016 is primarily due to lower marketing related compensation and lower marketing-related costs associated with U-Swirl franchise locations, the result of fewer units in operation.

General and Administrative

The decrease in general and administrative costs for the three months ended May 31, 2017 compared to the three months ended May 31, 2016 is due primarily to the foreclosure of U-Swirl in fiscal year 2016 and the associated focus on reduction of duplicative general and administrative costs. For the three months ended May 31, 2017, approximately $103,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $164,000 in the three months ended May 31, 2016. As a percentage of total revenues, general and administrative expenses decreased to 12.1% in the three months ended May 31, 2017 compared to 13.2% in the three months ended May 31, 2016.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2017 compared to the three months ended May 31, 2016 was due primarily to a decrease in the number of units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 52.8% in the three months ended May 31, 2016 to 56.0% in the three months ended May 31, 2017.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $195,000 in the three months ended May 31, 2017, a decrease of 12.5% from $223,000 incurred in the three months ended May 31, 2016. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 22.6% from $102,500 in the three months ended May 31, 2016 to $126,000 in the three months ended May 31, 2017. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $28,000 in the three months ended May 31, 2017 compared to net interest expense of $36,100 realized in the three months ended May 31, 2016. This change was primarily the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2017 was 35.7%, compared to 36.2% for the three months ended May 31, 2016. The decrease of 0.5% is primarily due to a greater portion of pretax income being realized on domestic production activities and the associated tax benefit.

Beginning on March 1, 2016, the results of U-Swirl were included in our consolidated income tax return, and on the same date, were removed from SWRL’s consolidated tax return. This is a result of the foreclosure on the outstanding stock of U-Swirl in satisfaction of debt with SWRL as discussed above. The consolidated tax return for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods. However, there are no remaining operating assets held by SWRL.   U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when we acquired a 60% ownership interest of SWRL in January 2013 and foreclosure upon the stock of U-Swirl International, Inc. in February 2016.

Liquidity and Capital Resources

As of May 31, 2017, working capital was $7.2 million, compared with $7.1 million as of February 28, 2017, an increase of $100,000. The increase in working capital was primarily due to positive operating results partially offset by the payment of dividends.

Cash and cash equivalent balances increased $1.8 million from $5.8 million as of February 28, 2017 to $7.6 million as of May 31, 2017 primarily as a result of cash flow generated by operating activities, partially offset by the payment of dividends and the purchases of property and equipment. Our current ratio was 1.8 to 1 at May 31, 2017 compared to 1.9 to 1 at February 29, 2017. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2017, operating activities provided cash of $2,909,308, primarily the result of a decrease in accounts receivable of $1,089,011 and an increase in accrued liabilities of $406,164. During the three months ended May 31, 2016, operating activities provided cash of $1,895,414, primarily the result of an increase in depreciation and amortization of $325,224 and a decrease in accounts receivable of $714,221.

For the three months ended May 31, 2017, investing activities used cash of $22,691, primarily due to the purchases of property and equipment of $76,726. In comparison, investing activities used cash of $832,555 during the three months ended May 31, 2016 was primarily due to the purchase of property, equipment, goodwill and other intangible assets of $907,382.

Financing activities used cash of $1,024,355 for the three months ended May 31, 2017 and used cash of $1,155,655 during the three months ended May 31, 2016. This was primarily due to a decrease in cash used to repurchase common stock during the three months ended May 31, 2017 compared to the three months ended May 31, 2016.

The Company has a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of May 31, 2017, secured by substantially all of the Company’s assets except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2017, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2017.

The Company’s outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of May 31, 2017, $3.5 million). The note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions of SWRL and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2017, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into the promissory note discussed above with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl International, Inc. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, we were entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2017. As of May 31, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of May 31, 2017, we had no off-balance sheet arrangements or obligations.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2017, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $225,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of May 31, 2017, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of May 31, 2017, $3.5 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners (together with the CherryBerry Entities, the “CherryBerry Selling Parties”), pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry” (the “CherryBerry Acquisition”). As a part of the consideration for the CherryBerry Acquisition, SWRL agreed to issue an aggregate of 4,000,000 shares of SWRL common stock (the “CB Shares”) to the CherryBerry Selling Parties. Pursuant to the CherryBerry Purchase Agreement, if the proceeds from the sale of any of the CB Shares on the open market was less than $0.50 per share and the CherryBerry Selling Parties complied with other terms of the CherryBerry Purchase Agreement, SWRL agreed to pay a shortfall payment equal to the difference of the sale price of the CB Shares and $0.50 per share, multiplied by the number of shares sold by the CherryBerry Selling Parties. If SWRL had been required to pay the shortfall payment on February 28, 2017, the shortfall payment would have been approximately $1,800,000. SWRL determined the likelihood of incurring the liability to be less than probable and has not recorded a contingent liability at May 31, 2017. In July and August 2015, the CherryBerry Selling Parties submitted to SWRL several requests for payment of approximately $205,000 of shortfall payments based on the sale of a portion of the CB Shares.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2017. As of May 31, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 7, 2017	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director