Form 10-Q
period 2017-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2017-10-10
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

On September 30, 2017, the registrant had outstanding 5,903,436 shares of its common stock, $.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Revenues
Sales	$6,063,381	$6,316,475	$13,270,320	$13,340,809
Franchise and royalty fees	2,203,310	2,285,487	4,342,818	4,637,352
Total revenues	8,266,691	8,601,962	17,613,138	17,978,161

Costs and Expenses
Cost of sales	3,852,471	4,027,464	8,867,436	8,829,393
Franchise costs	558,407	503,287	1,073,199	1,051,000
Sales and marketing	566,031	663,010	1,192,383	1,317,139
General and administrative	976,647	981,149	2,105,353	2,221,207
Retail operating	616,927	658,666	1,189,751	1,325,615
Depreciation and amortization, exclusive of depreciation and amortization expense of $127,882, $103,726, $253,497 and $206,199, respectively, included in cost of sales	194,990	213,957	389,924	436,708
Restructuring and acquisition related charges	-	-	-	60,000

Total costs and expenses	6,765,473	7,047,533	14,818,046	15,241,062

Income from Operations	1,501,218	1,554,429	2,795,092	2,737,099

Other Income (Expense)
Interest expense	(32,088)	(44,263)	(67,277)	(92,042)
Interest income	6,213	11,300	13,431	22,997
Other income (expense), net	(25,875)	(32,963)	(53,846)	(69,045)

Income Before Income Taxes	1,475,343	1,521,466	2,741,246	2,668,054

Income Tax Provision	547,059	546,653	999,290	961,407

Consolidated Net Income	$928,284	$974,813	$1,741,956	$1,706,647

Basic Earnings per Common Share	$.16	$.17	$.30	$.29
Diluted Earnings per Common Share	$.16	$.16	$.29	$.28

Weighted Average Common Shares Outstanding - Basic	5,876,727	5,829,083	5,865,549	5,832,299
Dilutive Effect of Stock Options and Restricted Stock Units	104,776	161,965	114,071	171,854
Weighted Average Common Shares Outstanding - Diluted	5,981,503	5,991,048	5,979,620	6,004,153

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2017	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,744,297	$5,779,195
Accounts receivable, less allowance for doubtful accounts of $536,040 and $487,446, respectively	2,959,011	3,855,823
Notes receivable, current portion, less current portion of the valuation allowance of $6,100 and $22,147, respectively	169,787	235,612
Refundable income taxes	173,310	47,863
Inventories, less reserve for slow moving inventory of $252,542 and $249,051, respectively	6,148,649	4,975,779
Other	387,772	256,548
Total current assets	15,582,826	15,150,820

Property and Equipment, Net	6,384,937	6,457,931

Other Assets
Notes receivable, less current portion and valuation allowance of $42,647 and $26,500, respectively	331,366	370,769
Goodwill, net	1,046,944	1,046,944
Franchise Rights, net	4,635,825	4,826,172
Intangible assets, net	609,914	632,207
Deferred income taxes	796,887	858,874
Other	66,116	74,639
Total other assets	7,487,052	7,809,605

Total Assets	$29,454,815	$29,418,356

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,327,251	$1,302,501
Accounts payable	1,685,326	1,820,470
Accrued salaries and wages	642,821	608,510
Gift card liabilities	2,913,716	2,921,585
Other accrued expenses	303,831	253,497
Dividend payable	708,412	702,525
Deferred income	530,176	451,171

Total current liabilities	8,111,533	8,060,259

Long-Term Debt, Less Current Maturities	1,858,926	2,529,240

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,903,436 shares and 5,854,372 shares issued and outstanding, respectively	5,903	5,854
Additional paid-in capital	5,863,788	5,539,357
Retained earnings	13,614,665	13,283,646
Total stockholders’ equity	19,484,356	18,828,857

Total Liabilities and Stockholders’ Equity	$29,454,815	$29,418,356

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$1,741,956	$1,706,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643,421	642,907
Provision for obsolete inventory	43,660	42,456
Provision for loss on accounts and notes receivable	58,800	68,800
Loss on sale or disposal of property and equipment	17,912	4,022
Expense recorded for stock compensation	324,480	315,128
Deferred income taxes	61,987	204,221
Changes in operating assets and liabilities:
Accounts receivable	756,766	239,579
Refundable income taxes	(125,447)	(264,623)
Inventories	(1,421,625)	(874,281)
Other current assets	(131,457)	(55,008)
Accounts payable	56,151	331,063
Accrued liabilities	76,776	(237,546)
Deferred income	85,270	30,188
Net cash provided by operating activities	2,188,650	2,153,553

Cash Flows From Investing Activities
Addition to notes receivable	(14,292)	(90,846)
Proceeds received on notes receivable	135,733	161,657
Purchase of intangible assets	(8,508)	(294,892)
(Cost of) proceeds from sale or distribution of assets	(9,576)	55,868
Purchases of property and equipment	(283,988)	(931,989)
Decrease in other assets	7,697	35,168
Net cash used in investing activities	(172,934)	(1,065,034)

Cash Flows From Financing Activities
Payments on long-term debt	(645,564)	(621,232)
Repurchase of common stock	-	(351,584)
Tax expense of stock awards	-	(34,128)
Dividends paid	(1,405,050)	(1,399,736)
Net cash used in financing activities	(2,050,614)	(2,406,680)

Net Decrease in Cash and Cash Equivalents	(34,898)	(1,318,161)

Cash and Cash Equivalents, Beginning of Period	5,779,195	6,194,948

Cash and Cash Equivalents, End of Period	$5,744,297	$4,876,787

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

In January 2013, through its wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 39% as of August 31, 2017 following various issuances of common stock of SWRL. At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL. The SWRL Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of U-Swirl. Under the SWRL Loan Agreement, SWRL was subject to various financial covenants. SWRL was not compliant with the financial covenants during the year ended February 29, 2016 and the loan matured on January 16, 2016 without payment in full by SWRL. Upon the occurrence and during the continuance of an event of default, the Company was entitled to charge interest on all amounts due under the SWRL Loan Agreement at the default rate of 15% per annum, accelerate payment of all amounts due under the SWRL Loan Agreement, and foreclose on all or any portion of the security interest. As a result of the defaults, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016, SWRL had no operating assets.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales of both confectionary products and frozen yogurt; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products. The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2017:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	1	4	5
Franchise stores – Domestic stores and kiosks	9	186	195
International license stores	2	86	88
Cold Stone Creamery – co-branded	7	84	91
U-Swirl (Including all associated brands)
Company-owned stores	-	2	2
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	119	119
Franchise stores – Domestic – co-branded	*	13	13
International license stores	1	1	2
Total	20	498	518

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for public business entities for annual and interim periods beginning after December 15, 2016, with early application permitted. This guidance is applicable to the Company's fiscal year beginning March 1, 2017. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. We adopted this ASU for the first quarter of 2018 and during the three and six months ended August 31, 2017 the Company recognized $17,151 of income tax expense that would have been recorded to equity during the comparable periods of prior years.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated statement of income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective franchise store or entry into a license agreement. The new guidance will generally require these fees to be recognized over the term of the related agreement, which we expect will result in a material impact to revenue recognized for franchise fees, license fees and renewal fees; we are still in the process of quantifying the material impact. The Company does not expect this new guidance to materially impact the recognition of royalty income or sales of products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of marketing and advertising fee revenues and expenses, in addition to the impact on accounting policies and related disclosures.  The Company is continuing to evaluate its accounting for contract fulfillment costs under ASC Topic 606 and the associated impact on the consolidated balance sheet. The Company anticipates that contract fulfillment costs under ASC Topic 606 will have no material impact to the Company's consolidated statement of income and statement of cash flows.

NOTE 2

– EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For the three and six months ended August 31, 2017 and 2016, there were no stock options excluded from the computation of earnings per share because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2017	February 28, 2017
Ingredients and supplies	$3,067,031	$3,021,220
Finished candy	3,267,488	2,137,609
U-Swirl, Inc. food and packaging	66,672	66,001
Reserve for slow moving inventory	(252,542)	(249,051)
Total inventories	$6,148,649	$4,975,779

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2017	February 28, 2017
Land	$513,618	$513,618
Building	4,905,103	4,787,855
Machinery and equipment	10,450,540	10,598,355
Furniture and fixtures	1,062,878	1,047,319
Leasehold improvements	1,561,792	1,531,112
Transportation equipment	434,091	418,402
Asset Impairment	(47,891)	(47,891)
	18,880,131	18,848,770

Less accumulated depreciation	(12,495,194)	(12,390,839)
Property and equipment, net	$6,384,937	$6,457,931

NOTE 5 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of per common share on March 10, 2017 to stockholders of record on February 24, 2017. The Company paid a quarterly cash dividend of $0.12 per share of common stock on May 22, 2017 payable on June 16, 2017 to stockholders of record on June 6, 2017. The Company declared a quarterly cash dividend of $0.12 per share of common stock on August 17, 2017 payable on September 15, 2017 to stockholders of record on September 5, 2017.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2017. As of August 31, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At August 31, 2017, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $190,065 and $324,480 of stock-based compensation expense during the three- and six-month periods ended August 31, 2017, respectively, compared to $147,354 and $315,128 during the three- and six-month periods ended August 31, 2016, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2017, the Company does not have any stock options outstanding. The following table summarizes stock option activity during the six months ended August 31, 2017 and 2016:

	Six Months Ended
	August 31,
	2017	2016
Outstanding stock options as of February 28 or 29:	-	12,936
Granted	-	-
Exercised	-	-
Cancelled/forfeited	-	(12,936)
Outstanding stock options as of August 31:	-	-

Weighted average exercise price	n/a	n/a
Weighted average remaining contractual term (in years)	n/a	n/a

The following table summarizes restricted stock unit activity during the six months ended August 31, 2017 and 2016:

	Six Months Ended
	August 31,
	2017	2016
Outstanding non-vested restricted stock units as of February 28 or 29:	123,658	181,742
Granted	-	-
Vested	(44,064)	(48,084)
Cancelled/forfeited	(1,360)	-
Outstanding non-vested restricted stock units as of August 31:	78,234	133,658

Weighted average grant date fair value	$12.17	$12.20
Weighted average remaining vesting period (in years)	1.76	2.73

The Company did not issue any fully vested, unrestricted shares of stock to non-employee directors during the six months ended August 31, 2017 compared to 2,000 shares issued during the six months ended August 31, 2016. In connection with these non-employee director stock issuances, the Company recognized $0 and $20,420 of stock-based compensation expense during the six months ended August 31, 2017 and 2016, respectively.

During the three months ended August 31, 2017, the Company issued 5,000 shares of common stock under the Company’s equity incentive plan to an independent contractor providing information technology consulting services to the Company. These shares were issued as a part of the compensation for services rendered to the Company by the contractor. Associated with this unrestricted stock award, the Company recognized $59,100 in expense during the three months ended August 31, 2017.

During the three- and six-month periods ended August 31, 2017, the Company recognized $130,965 and $265,380, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the six-month periods ended August 31, 2017 and 2016, 44,064 and 48,084 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2017 was $896,432, which is expected to be recognized over the weighted-average period of 2.0 years.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid for:	2017	2016
Interest, net	$53,345	$68,699
Income taxes	1,062,750	1,096,123
Non-Cash Operating Activities
Accrued Inventory	325,922	139,305
Non-Cash Financing Activities
Dividend Payable	708,412	702,525
Sale of assets to buyers for notes receivable:
Long-lived assets	$-	$80,989

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

Three Months Ended August 31, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,492,673	$5,211,974	$484,963	$1,408,678	$-	$8,598,288
Intersegment revenues	(1,109)	(330,488)	-	-	-	(331,597)
Revenue from external customers	1,491,564	4,881,486	484,963	1,408,678	-	8,266,691
Segment profit (loss)	667,702	1,309,468	32,498	413,642	(947,967)	1,475,343
Total assets	1,236,795	13,014,273	1,166,435	9,055,699	4,981,613	29,454,815
Capital expenditures	5,636	169,538	12,736	3,208	16,144	207,262
Total depreciation & amortization	$11,554	$132,144	$3,832	$143,188	$32,154	$322,872

Three Months Ended August 31, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,507,151	$5,233,439	$455,516	$1,666,435	$-	$8,862,541
Intersegment revenues	(1,391)	(259,188)	-	-	-	(260,579)
Revenue from external customers	1,505,760	4,974,251	455,516	1,666,435	-	8,601,962
Segment profit (loss)	680,811	1,229,289	77,661	482,844	(949,139)	1,521,466
Total assets	1,450,725	12,650,885	970,002	10,141,313	4,687,240	29,900,165
Capital expenditures	-	230,042	3,299	6,132	58,090	297,563
Total depreciation & amortization	$14,168	$107,883	$3,356	$160,481	$31,795	$317,683

Six Months Ended August 31, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,099,159	$11,710,184	$846,990	$2,603,987	$-	$18,260,320
Intersegment revenues	(2,415)	(644,767)	-	-	-	(647,182)
Revenue from external customers	3,096,744	11,065,417	846,990	2,603,987	-	17,613,138
Segment profit (loss)	1,430,391	2,696,507	(3,933)	653,838	(2,035,557)	2,741,246
Total assets	1,236,795	13,014,273	1,166,435	9,055,699	4,981,613	29,454,815
Capital expenditures	5,636	218,598	16,336	5,824	37,594	283,988
Total depreciation & amortization	$22,946	$262,006	$7,658	$286,278	$64,533	$643,421

Six Months Ended August 31, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,055,186	$11,286,182	$761,092	$3,429,270	$-	$18,531,730
Intersegment revenues	(2,752)	(550,817)	-	-	-	(553,569)
Revenue from external customers	3,052,434	10,735,365	761,092	3,429,270	-	17,978,161
Segment profit (loss)	1,351,438	2,462,295	62,996	950,623	(2,159,298)	2,668,054
Total assets	1,450,725	12,650,885	970,002	10,141,313	4,687,240	29,900,165
Capital expenditures	9,126	707,163	3,321	30,476	181,903	931,989
Total depreciation & amortization	$27,825	$214,160	$6,704	$326,446	$67,772	$642,907

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.2 million, or 12.3 percent, of the Company’s revenues from external customers during the six months ended August 31, 2017, compared to $1.5 million, or 8.6 percent of the Company’s revenues from external customers during the six months ended August 31, 2016.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2017		February 28, 2017
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$211,903	$220,778	$211,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,340	114,301	715,339	92,758
Franchise rights		20		5,979,637	1,343,812	5,971,129	1,144,957
Total				7,467,558	2,221,819	7,459,049	2,000,670
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,176,886	$2,884,203	$9,168,377	$2,663,054

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $221,381 and $211,125 during the six months ended August 31, 2017 and 2016, respectively.

At August 31, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2018	224,435
2019	452,069
2020	438,912
2021	427,203
2022	404,022
Thereafter	3,299,098
Total	$5,245,739

NOTE 9 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

The Company did not record any restructuring charges in the three and six months ended August 31, 2017.

Restructuring and acquisition charges incurred were comprised of lease settlement costs of $60,000 for the six months ended August 31, 2016, relating to the closure of an ALY Company-owned location.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SALE OR DISTRIBUTION OF ASSETS

During the three months ended August 31, 2017, the Company acquired two franchise stores in satisfaction of certain receivables due by the Franchisees to the Company. The Company subsequently sold one of the stores and is planning to operate the other store as a Company-owned store. During the three months ended August 31, 2016, the Company sold two Company-owned U-Swirl locations and financed the transfer of a franchised Rocky Mountain Chocolate Factory location. These locations were sold for notes receivable. Associated with these asset disposal activities, the Company recorded the following in the six months ended August 31, 2017 and 2016:

	2017	2016
Notes receivable	$62,609	$145,585

NOTE 11 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions.

As of August 31, 2017 and February 28, 2017, notes payable consisted of the following:

	August 31, 2017	February 28, 2017

Promissory note	$3,186,177	$3,831,741

Less: current maturities	(1,327,251)	(1,302,501)

Long-term obligations	$1,858,926	$2,529,240

The following table summarizes annual maturities of our notes payable as of August 31, 2017:

Amount
2018	$656,891
2019	1,352,894
2020	1,176,392
Total minimum payments	$3,186,177
Less: current maturities	(1,327,251)

Long-term obligations	$1,858,926

NOTE 12 – CONTINGENCIES

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

On July 11, 2017, the Oklahoma Court granted summary judgement in favor of SWRL and RMCF on all of the claims made by the CherryBerry Entities, and in connection therewith, on September 26, 2017, the Oklahoma Court dismissed all counterclaims made by SWRL. The Company does not expect any further proceedings with respect to this matter.

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

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2017, there were four Company-owned, 86 licensee-owned and 186 franchised Rocky Mountain Chocolate Factory stores operating in 39 states, Canada, South Korea, and the Philippines. As of August 31, 2017, U-Swirl operated five Company-owned cafés and 133 franchised cafés located in 31 states and Canada. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

Results of Operations

Three Months Ended August 31, 2017 Compared to the Three Months Ended August 31, 2016

Basic earnings per share decreased 5.9% from $0.17 in the three months ended August 31, 2016 to $0.16 in the three months ended August 31, 2017. Revenues decreased 3.9% from $8.6 million in the three months ended August 31, 2016 to $8.3 million in the three months ended August 31, 2017. Operating income decreased 3.4% from $1.55 million in the three months ended August 31, 2016 to $1.50 million in the three months ended August 31, 2017. Net income decreased 4.8% from $975,000 in the three months ended August 31, 2016 to $928,000 in the three months ended August 31, 2017. The decrease in operating income was due primarily to lower revenue in the three months ended August 31, 2017 compared to the three months ended August 31, 2016.

Revenues	Three Months Ended
	August 31,		$		%
($’s in thousands)	2017	2016	Change		Change
Factory sales	$4,881.5	$4,974.3	$	(92.8)	(1.9%)
Retail sales	1,181.9	1,342.2		(160.3)	(11.9%)
Franchise fees	163.0	49.5		113.5	229.3%
Royalty and marketing fees	2,040.3	2,236.0		(195.7)	(8.8%)
Total	$8,266.7	$8,602.0	$	(335.3)	(3.9%)

Factory Sales

The decrease in factory sales for the three months ended August 31, 2017 versus the three months ended August 31, 2016 was primarily due to a 39.5% increase in shipments of product to customers outside our network of franchise retail locations more than offset by a 6.2% decrease in purchases by our network of franchised and licensed stores. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 4.2% in the three months ended August 31, 2017, compared with the three months ended August 31, 2016.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés decreased 4.1% in the three months ended August 31, 2017 compared to the three months ended August 31, 2016.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2016 to the three months ended August 31, 2017 resulted from a 15.8% decrease in domestic franchise units in operation and lower same store sales. The average number of total domestic franchise stores in operation decreased from 385 in the three months ended August 31, 2016 to 324 during the three months ended August 31, 2017. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 2.4% during the three months ended August 31, 2017 compared to the three months ended August 31, 2016. Franchise fee revenues increased as a result of an increase in international license fees recognized during the three months ended August 31, 2017 compared to the three months ended August 31, 2016. During the three months ended August 31, 2017, U-Swirl entered into a master license agreement for the State of Qatar.

Costs and Expenses	Three Months Ended
	August 31,		$		%
($’s in thousands)	2017	2016	Change		Change

Cost of sales – factory	$3,461.2	$3,593.4	$	(132.2)	(3.7%)
Cost of sales - retail	391.3	434.1		(42.8)	(9.9%)
Franchise costs	558.4	503.3		55.1	10.9%
Sales and marketing	566.0	663.0		(97.0)	(14.6%)
General and administrative	976.6	981.1		(4.5)	(0.5%)
Retail operating	616.9	658.7		(41.8)	(6.3%)
Total	$6,570.4	$6,833.6	$	(263.2)	(3.9%)

Gross Margin	Three Months Ended
	August 31,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$1,420.3	$1,380.9	$39.4	2.9%
Retail gross margin	790.6	908.1	(117.5)	(12.9%)
Total	$2,210.9	$2,289.0	$ (78.1)	(3.4%)

Gross Margin	Three Months Ended
	August 31,		%	%
	2017	2016	Change	Change
(Percent)
Factory gross margin	29.1%	27.8%	1.3%	4.7%
Retail gross margin	66.9%	67.7%	(0.8%)	(1.2%)
Total	36.5%	36.2%	0.3%	0.8%

Adjusted Gross Margin	Three Months Ended
	August 31,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$1,420.3	$1,380.9	$39.4	2.9%
Plus: depreciation and amortization	127.9	103.7	24.2	23.3%
Factory adjusted gross margin	1,548.2	1,484.6	63.6	4.3%
Retail gross margin	790.6	908.1	(117.5)	(12.9%)
Total Adjusted Gross Margin	$2,338.8	$2,392.7	$ (53.9)	(2.3%)

Factory adjusted gross margin	31.7%	29.8%	1.9%	6.4%
Retail gross margin	66.9%	67.7%	(0.8%)	(1.2%)
Total Adjusted Gross Margin	38.6%	37.9%	0.7%	1.8%

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

Cost of Sales

Factory margins increased 130 basis points in the three months ended August 31, 2017 compared to the three months ended August 31, 2016 due primarily to lower costs of certain materials partially offset by increased costs of overhead in the three months ended August 31, 2017 compared to the three months ended August 31, 2016. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a change in units in operation during the three months ended August 31, 2017 compared to the prior year.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2017 versus the three months ended August 31, 2016 is due primarily to an increase in legal and professional expense in the three months ended August 31, 2017 compared to the three months ended August 31, 2016. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 25.3% in the three months ended August 31, 2017 from 22.0% in the three months ended August 31, 2016.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended August 31, 2017 compared to the three months ended August 31, 2016 is primarily due to lower marketing related compensation and lower marketing-related costs associated with U-Swirl franchise locations, the result of fewer units in operation.

General and Administrative

General and administrative costs were approximately unchanged during the three months ended August 31, 2017 compared to the three months ended August 31, 2016. For the three months ended August 31, 2017, approximately $90,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $98,000 in the three months ended August 31, 2016. As a percentage of total revenues, general and administrative expenses increased to 11.8% in the three months ended August 31, 2017 compared to 11.4% in the three months ended August 31, 2016.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended August 31, 2017 compared to the three months ended August 31, 2016 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 49.1% in the three months ended August 31, 2016 to 52.2% in the three months ended August 31, 2017. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $195,000 in the three months ended August 31, 2017, a decrease of 8.9% from $214,000 incurred in the three months ended August 31, 2016. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 23.3% from $104,000 in the three months ended August 31, 2016 to $128,000 in the three months ended August 31, 2017. This increase was the result of an increase in production assets in service.

Restructuring and Acquisition Related Charges

There were no restructuring and acquisition related charges during the three months ended August 31, 2017 or 2016.

Other Income

Net interest expense was $26,000 in the three months ended August 31, 2017 compared to net interest expense of $33,000 incurred in the three months ended August 31, 2016. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2017 was 37.1%, compared to 35.9% for the three months ended August 31, 2016. The increase of 1.2% was primarily due to an increase in income tax expense associated with the vesting of restricted stock units. Beginning March 1, 2017 the Company adopted ASU No. 2019-09, which requires recognition of excess tax benefits and tax deficiencies in the income statement.

Beginning on March 1, 2016, the results of U-Swirl were included in our consolidated income tax return, and on the same date, were removed from SWRL’s consolidated tax return. This is a result of the foreclosure on the outstanding stock of U-Swirl in satisfaction of debt with SWRL as discussed above. The consolidated tax return for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods. However, there are no remaining operating assets held by SWRL.   U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there were changes of control with respect to the net operating losses of U-Swirl when we acquired a 60% ownership interest of SWRL in January 2013 and when we foreclosed upon the stock of U-Swirl International, Inc. in February 2016.

Six Months Ended August 31, 2017 Compared to the Six Months Ended August 31, 2016

Basic earnings per share increased 3.4% to $0.30 for the six months ended August 31, 2017 compared to $0.29 for the six months ended August 31, 2016. Revenues decreased 2.0% to $17.6 million for the six months ended August 31, 2017 compared to $18.0 million in the six months ended August 31, 2016. Operating income increased 2.1% from $2.74 million in the six months ended August 31, 2016 to $2.80 million in the six months ended August 31, 2017. Net income increased 2.1% from $1.71 million in the six months ended August 31, 2016 to $1.74 million in the six months ended August 31, 2017. The increase in operating income and net income was due primarily to higher factory sales and factory gross margin in the six months ended August 31, 2017 compared to the six months ended August 31, 2016.

Revenues	Six Months Ended
	August 31,		$	%
($’s in thousands)	2017	2016	Change	Change
Factory sales	$11,065.4	$10,735.4	$330.0	3.1%
Retail sales	2,204.9	2,605.4	(400.5)	(15.4%)
Franchise fees	412.1	155.0	257.1	165.9%
Royalty and marketing fees	3,930.7	4,482.4	(551.7)	(12.3%)
Total	$17,613.1	$17,978.2	$ (365.1)	(2.0%)

Factory Sales

The increase in factory sales for the six months ended August 31, 2017 versus the six months ended August 31, 2016 was primarily due to a 22.0% increase in shipments of product to customers outside our network of franchise retail locations partially offset by a 2.2% decrease in purchases by our network of franchised and licensed stores. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 1.2% in the six months ended August 31, 2017, compared with the six months ended August 31, 2016.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location. Same store sales at all Company-owned stores and cafés decreased 5.0% in the six months ended August 31, 2017 compared to the six months ended August 31, 2016.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the six months ended August 31, 2016 to the three months ended August 31, 2017 resulted from a 15.9% decrease in domestic franchise units in operation and lower same store sales. The average number of total domestic franchise stores in operation decreased from 389 in the six months ended August 31, 2016 to 327 during the six months ended August 31, 2017. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 3.2% during the six months ended August 31, 2017 compared to the six months ended August 31, 2016. Franchise fee revenues increased as a result of an increase in international license fees recognized during the six months ended August 31, 2017 compared to the six months ended August 31, 2016. During the six months ended August 31, 2017, U-Swirl entered into a master license agreement covering the State of Qatar and Rocky Mountain Chocolate Factory entered into master license agreements covering the countries of Vietnam and Panama. There were no international license agreements entered into during the six months ended August 31, 2016.

Costs and Expenses	Six Months Ended
	August 31,		$	%
($’s in thousands)	2017	2016	Change	Change

Cost of sales – factory	$8,119.8	$7,975.3	$144.5	1.8%
Cost of sales - retail	747.6	854.1	(106.5)	(12.5%)
Franchise costs	1,073.2	1,051.0	22.2	2.1%
Sales and marketing	1,192.4	1,317.1	(124.7)	(9.5%)
General and administrative	2,105.4	2,221.2	(115.8)	(5.2%)
Retail operating	1,189.8	1,325.6	(135.8)	(10.2%)
Total	$14,428.2	$14,744.3	$ (316.1)	(2.1%)

Gross margin	Six Months Ended
	August 31,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$2,945.6	$2,760.1	$185.5	6.7%
Retail gross margin	1,457.3	1,751.3	(294.0)	(16.8%)
Total	$4,402.9	$4,511.4	$ (108.5)	(2.4%)

Gross Margin	Six Months Ended
	August 31,		%	%
	2017	2016	Change	Change

Factory gross margin	26.6%	25.7%	0.9%	3.5%
Retail gross margin	66.1%	67.2%	(1.1%)	(1.6%)
Total	33.2%	33.8%	(0.6%)	(1.8%)

Adjusted Gross Margin	Six Months Ended
	August 31,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$2,945.6	$2,760.1	$185.5	6.7%
Plus: depreciation and amortization	253.5	206.2	47.3	22.9%
Factory adjusted gross margin	3,199.1	2,966.3	232.8	7.8%
Retail gross margin	1,457.3	1,751.3	(294.0)	(16.8%)
Total Adjusted Gross Margin	$4,656.4	$4,717.6	$ (61.2)	(1.3%)

Factory adjusted gross margin	28.9%	27.6%	1.3%	4.7%
Retail gross margin	66.1%	67.2%	(1.1%)	(1.6%)
Total Adjusted Gross Margin	35.1%	35.4%	(0.3%)	(0.8%)

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

Costs and Expenses

Cost of Sales

Factory margins increased 90 basis points in the six months ended August 31, 2017 compared to the six months ended August 31, 2016 due primarily to lower costs of certain materials in the six months ended August 31, 2017 compared to the six months ended August 31, 2016. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a change in units in operation during the six months ended August 31, 2017 compared to the prior year.

Franchise Costs

The increase in franchise costs in the six months ended August 31, 2017 versus the six months ended August 31, 2016 is due primarily to an increase in legal and professional expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 24.7% in the six months ended August 31, 2017 from 22.7% in the six months ended August 31, 2016. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise revenues.

Sales and Marketing

The decrease in sales and marketing costs for the six months ended August 31, 2017 compared to the six months ended August 31, 2016 is primarily due to lower marketing related compensation and lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the six months ended August 31, 2017 compared to the six months ended August 31, 2016 is due primarily to the continued reduction of duplicative general and administrative costs and lower compensation costs. For the six months ended August 31, 2017, approximately $193,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $261,000 in the six months ended August 31, 2016. As a percentage of total revenues, general and administrative expenses decreased to 12.0% in the six months ended August 31, 2017 compared to 12.4% in the six months ended August 31, 2016.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2017 compared to the six months ended August 31, 2016 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 50.9% in the six months ended August 31, 2016 to 54.0% in the six months ended August 31, 2017. This increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $390,000 in the six months ended August 31, 2017, a decrease of 10.7% from $437,000 incurred in the six months ended August 31, 2016. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 22.9% from $206,000 in the six months ended August 31, 2016 to $253,000 in the six months ended august 31, 2017. This increase was the result of an increase in production assets in service.

Restructuring and acquisition related charges

There were no restructuring and acquisition related charges during the six months ended August 31, 2017 compared to $60,000 during the six months ended August 31, 2016. The decrease is primarily the result of lease settlement costs related to the closure of an ALY company-owned location incurred during the six months ended August 31, 2016 with no comparable expense incurred during the six months ended August 31, 2017.

Other Income

Net interest expense was $54,000 in the six months ended August 31, 2017, a decrease of 22.0% compared to net interest expense of $69,000 in the six months ended August 31, 2016. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2017 was 36.5%, compared to 36.0% for the six months ended August 31, 2016. The increase of 0.5% was primarily due to an increase in income tax expense associated with the vesting of restricted stock units. Beginning March 1, 2017 the Company adopted ASU No. 2019-09, which requires recognition of excess tax benefits and tax deficiencies in the income statement. .

Beginning on March 1, 2016, the results of U-Swirl were included in our consolidated income tax return, and on the same date, were removed from SWRL’s consolidated tax return. This is a result of the foreclosure on the outstanding stock of U-Swirl in satisfaction of debt with SWRL as discussed above. The consolidated tax return for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods. However, there are no remaining operating assets held by SWRL.   U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there were changes of control with respect to the net operating losses of U-Swirl when we acquired a 60% ownership interest of SWRL in January 2013 and when we foreclosed upon the stock of U-Swirl International, Inc. in February 2016.

Liquidity and Capital Resources

As of August 31, 2017, working capital was $7.5 million, compared with $7.1 million as of February 28, 2017, an increase of $0.4 million. The increase in working capital was primarily due to operating results mostly offset by the payment of dividends and repayments of debt.

Cash and cash equivalent balances were approximately unchanged at $5.7 million as of August 31, 2017 compared to $5.8 million as of February 28, 2017 as a result of cash flow used by financing activities, including repayment of debt and payment of dividends. Our current ratio was 1.9 to 1 at August 31, 2017 and February 28, 2017. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the six months ended August 31, 2017, we had net income of $1,741,956. Operating activities provided cash of $2,188,650, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $643,421 and the change in inventory of ($1,421,625). During the comparable 2016 period, we had net income of $1,706,647, and operating activities provided cash of $2,153,553. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $642,907 and the change in inventory of ($874,281).

For the six months ended August 31, 2017, investing activities used cash of $172,934, primarily due to the purchases of property, equipment of $283,988. In comparison, investing activities used cash of $1,065,034 during the six months ended August 31, 2016 primarily due to the purchase of property and equipment of $931,989.

Financing activities used cash of $2,050,614 for the six months ended August 31, 2017 and used cash of $2,406,680 during the prior year period. This was primarily due to decreased cash used to repurchase common stock during the six months ended August 31, 2017.

We have a $5.0 million ($5.0 million available as of August 31, 2017) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2017, we were in compliance with all such covenants. The line of credit is subject to renewal in September 2019. As of August 31, 2017, no amount was outstanding under this line of credit.

The Company’s outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of August 31, 2017, $3.2 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of August 31, 2017, we were in compliance with all such covenants.

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

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2017. As of August 31, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of August 31, 2017, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2017, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $159,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of August 31, 2017, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of August 31, 2017, $3.2 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 11, 2017, the Oklahoma Court granted summary judgement in favor of SWRL and RMCF on all of the claims made by the CherryBerry Entities, and in connection therewith, on September 26, 2017, the Oklahoma Court dismissed all counterclaims made by SWRL. The Company does not expect any further proceedings with respect to this matter.

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

Issuer Purchases of Equity Securities

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2017. As of August 31, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015).

10.1*	Revolving Line of Credit Note, dated September 13, 2017, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification of Chief Executive Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	*XBRL Instance Document.

101.SCH	*XBRL Taxonomy Extension Schema Document.

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 10, 2017	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director