Form 10-Q
period 2017-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2018-01-12
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On December 31, 2017, the registrant had outstanding 5,903,436 shares of its common stock, $.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Revenues
Sales	$8,351,583	$8,250,611	$21,621,903	$21,591,420
Franchise and royalty fees	1,609,989	1,704,628	5,952,807	6,341,980
Total revenues	9,961,572	9,955,239	27,574,710	27,933,400

Costs and Expenses
Cost of sales	6,040,004	5,544,155	14,907,440	14,373,548
Franchise costs	515,149	520,619	1,588,348	1,571,619
Sales and marketing	593,033	641,976	1,785,416	1,959,115
General and administrative	827,215	880,455	2,932,568	3,101,662
Retail operating	584,771	551,168	1,774,522	1,876,783
Depreciation and amortization, exclusive of depreciation and amortization expense of $134,350, $118,213, $387,849 and $324,412, respectively, included in cost of sales	201,939	201,512	591,863	638,220
Restructuring and acquisition-related charges	-	-	-	60,000

Total costs and expenses	8,762,111	8,339,885	23,580,157	23,580,947

Income from Operations	1,199,461	1,615,354	3,994,553	4,352,453

Other Income (Expense)
Interest expense	(28,661)	(40,842)	(95,938)	(132,884)
Interest income	6,396	9,543	19,827	32,540
Other income (expense), net	(22,265)	(31,299)	(76,111)	(100,344)

Income Before Income Taxes	1,177,196	1,584,055	3,918,442	4,252,109

Income Tax Provision	426,140	572,256	1,425,430	1,533,663

Consolidated Net Income	$751,056	$1,011,799	$2,493,012	$2,718,446

Basic Earnings per Common Share	$.13	$.17	$.42	$.47
Diluted Earnings per Common Share	$.13	$.17	$.42	$.45

Weighted Average Common Shares Outstanding - Basic	5,903,436	5,874,366	5,878,086	5,839,603
Dilutive Effect of Restricted Stock Units	78,029	133,658	102,145	159,215
Weighted Average Common Shares Outstanding - Diluted	5,981,465	6,008,024	5,980,231	5,998,818

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2017	2017
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,066,918	$5,779,195
Accounts receivable, less allowance for doubtful accounts of $565,339 and $487,446, respectively	4,991,026	3,855,823
Notes receivable, current portion, less current portion of the valuation allowance of $6,100 and $22,147, respectively	133,642	235,612
Refundable income taxes	5,055	47,863
Inventories, less reserve for slow moving inventory of $261,377 and $249,051, respectively	5,687,275	4,975,779
Other	282,840	256,548
Total current assets	15,166,756	15,150,820

Property and Equipment, Net	6,314,812	6,457,931

Other Assets
Notes receivable, less current portion and valuation allowance of $42,647 and $26,500, respectively	301,097	370,769
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	4,536,370	4,826,172
Intangible assets, net	598,768	632,207
Deferred income taxes	1,303,621	858,874
Other	64,849	74,639
Total other assets	7,851,649	7,809,605

Total Assets	$29,333,217	$29,418,356

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,340,010	$1,302,501
Accounts payable	1,492,837	1,820,470
Accrued salaries and wages	870,328	608,510
Gift card liabilities	2,938,588	2,921,585
Other accrued expenses	337,394	253,497
Dividend payable	708,412	702,525
Deferred income	465,543	451,171

Total current liabilities	8,153,112	8,060,259

Long-Term Debt, Less Current Maturities	1,519,310	2,529,240

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value per share, 46,000,000 shares authorized, 5,903,436 and 5,854,372 shares issued and outstanding, respectively	5,903	5,854
Additional paid-in capital	5,997,583	5,539,357
Retained earnings	13,657,309	13,283,646

Total stockholders’ equity	19,660,795	18,828,857

Total Liabilities and Stockholders’ Equity	$29,333,217	$29,418,356

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2017	2016
Cash Flows From Operating activities
Net income	$2,493,012	$2,718,446
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	979,712	962,632
Provision for slow moving inventory	82,738	61,061
Provision for loss on accounts and notes receivable	88,200	109,200
Loss on sale or disposal of property and equipment	20,630	18,783
Expense recorded for stock compensation	458,275	447,581
Deferred income	23,769	14,710
Deferred income taxes	(444,747)	237,131
Changes in operating assets and liabilities:
Accounts receivable	(1,307,149)	(650,708)
Refundable income taxes	42,808	(284,927)
Inventories	(990,398)	(771,281)
Other current assets	(26,641)	(39,008)
Accounts payable	(135,269)	156,150
Accrued liabilities	362,718	17,281
Net cash provided by operating activities	1,647,658	2,997,051

Cash Flows From Investing Activities
Addition to notes receivable	(14,292)	(131,243)
Proceeds received on notes receivable	194,646	255,907
Purchase of intangible assets	(8,508)	(307,023)
(Cost of) proceeds from sale or distribution of assets	(7,926)	33,845
Purchases of property and equipment	(446,935)	(1,048,667)
Decrease in other assets	8,963	25,402
Net cash used in investing activities	(274,052)	(1,171,779)

Cash Flows From Financing Activities
Payments on long-term debt	(972,421)	(935,794)
Repurchase of common stock	-	(351,584)
Tax (expense) benefit of stock awards	-	(34,128)
Dividends paid	(2,113,462)	(2,102,261)
Net cash used in financing activities	(3,085,883)	(3,423,767)

Net Decrease in Cash and Cash Equivalents	(1,712,277)	(1,598,495)

Cash and Cash Equivalents, Beginning of Period	5,779,195	6,194,948

Cash and Cash Equivalents, End of Period	$4,066,918	$4,596,453

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), Aspen Leaf Yogurt, LLC, a Colorado limited liability company (“ALY”), U-Swirl International, Inc. (“U-Swirl”), a Nevada corporation, and its 46%-owned subsidiary, U-Swirl, Inc., a Nevada corporation (“SWRL”) of which, RMCF had financial control until February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In January 2013, through our wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL (46% interest as of November 30, 2017). At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. The SWRL Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions by SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016 and November 30, 2017, SWRL had no operating assets.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operated under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2017:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	5	5
Franchise stores – Domestic stores and kiosks	9	188	197
International license stores	-	84	84
Cold Stone Creamery – co-branded	5	86	91
U-Swirl (Including all associated brands)
Company-owned stores	-	2	2
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	104	104
Franchise stores – Domestic – co-branded	*	15	15
International License Stores	1	1	2
Total	15	488	503

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

Subsequent Events

On December 22, 2017, H.R.1 - An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, known as the Tax Cuts and Jobs Act, (“TCJA”) was enacted into law. The Company is currently reviewing the components of the TCJA and evaluating its impact, which could be material on the Company’s fiscal year 2018 consolidated financial statements and related disclosures, including a one-time, non-cash expense related to a decrease in the value of the Company’s net deferred tax assets.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated statements of income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective franchise store or entry into a license agreement. The new guidance will generally require these fees to be recognized over the term of the related agreement, which we expect will result in a material impact to revenue recognized for franchise fees, license fees and renewal fees; we are still in the process of quantifying the material impact. The Company does not expect this new guidance to materially impact the recognition of royalty income or sales of products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of marketing and advertising fee revenues and expenses, in addition to the impact on accounting policies and related disclosures.  The Company anticipates that contract fulfillment costs under ASC Topic 606 will have no material impact to the Company's consolidated statements of income and statements of cash flows. The Company's current policy is to recognize initial franchise fees when a franchise location opens or at the start of a new agreement term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. As a result, initial fees received will most likely be recognized over the franchise term. The cumulative adjustment to be recorded as contract liabilities, upon adoption, is expected to be approximately 15% of the Company's consolidated total liabilities. No impact to the Company's consolidated statements of cash flows is expected as the initial fees will continue to be collected upon the signing of the franchise agreement or the beginning of a new franchise term.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that could occur from common stock issuable through stock options and restricted stock units. For the three months ended November 30, 2017 and 2016, there were no stock options excluded from the computation of earnings per share, because their effect would have been anti-dilutive. For the nine months ended November 30, 2017 and 2016, no stock options were excluded from the computation of earnings per share, because their effect would have been anti-dilutive. Restricted stock units become dilutive within the period granted and remain dilutive until the restricted stock units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2017	February 28, 2017
Ingredients and supplies	$2,998,169	$3,021,220
Finished candy	2,880,531	2,137,609
U-Swirl food and packaging	69,952	66,001
Reserve for slow moving inventory	(261,377)	(249,051)
Total inventories	$5,687,275	$4,975,779

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2017	February 28, 2017
Land	$513,618	$513,618
Building	4,905,103	4,787,855
Machinery and equipment	10,594,111	10,598,355
Furniture and fixtures	1,067,788	1,047,319
Leasehold improvements	1,568,759	1,531,112
Transportation equipment	434,091	418,402
Asset Impairment	(47,891)	(47,891)
	19,035,579	18,848,770

Less accumulated depreciation	(12,720,767)	(12,390,839)
Property and equipment, net	$6,314,812	$6,457,931

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of per share of common stock on March 10, 2017 to stockholders of record on February 24, 2017. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 16, 2017 to stockholders of record on June 6, 2017. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 15, 2017 to stockholders of record on September 5, 2017. The Company declared a quarterly cash dividend of $0.12 per share of common stock on November 14, 2017, which was paid on December 8, 2017 to stockholders of record on November 24, 2017.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares of common stock under the repurchase plan during the three and nine months ended November 30, 2017. As of November 30, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At November 30, 2017, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $133,795 and $458,275 of stock-based compensation expense during the three and nine month periods ended November 30, 2017, respectively, compared to $132,453 and $447,581 during the three and nine month periods ended November 30, 2016, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

As of November 30, 2017, the Company does not have any stock options outstanding. The following table summarizes stock option activity during the nine months ended November 30, 2017 and 2016:

	Nine Months Ended
	November 30,
	2017	2016
Outstanding stock options as of February 28 or 29:	-	12,936
Granted	-	-
Exercised	-	-
Cancelled/forfeited	-	(12,936)
Outstanding stock options as of November 30:	-	-

Weighted average exercise price	n/a	n/a
Weighted average remaining contractual term (in years)	n/a	n/a

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2017 and 2016:

	Nine Months Ended
	November 30,
	2017	2016
Outstanding non-vested restricted stock units as of February 28 or 29:	123,658	181,742
Granted	-	-
Vested	(44,064)	(48,084)
Cancelled/forfeited	(1,700)	(10,000)
Outstanding non-vested restricted stock units as of November 30:	77,894	123,658

Weighted average grant date fair value	$12.17	$12.22
Weighted average remaining vesting period (in years)	1.52	2.47

The Company did not issue any fully vested, unrestricted shares of stock to non-employee directors during the nine months ended November 30, 2017 compared to 2,000 shares issued during the nine months ended November 30, 2016. In connection with these non-employee director stock issuances, the Company recognized $0 and $20,420 of stock-based compensation expense during the nine months ended November 30, 2017 and 2016, respectively.

During the nine months ended November 30, 2017, the Company issued 5,000 shares of common stock under the Company’s equity incentive plan to an independent contractor providing information technology consulting services to the Company. These shares were issued as a part of the compensation for services rendered to the Company by the contractor. Associated with this unrestricted stock award, the Company recognized $59,100 in stock-based compensation expense during the nine months ended November 30, 2017.

During the three and nine month periods ended November 30, 2017, the Company recognized $133,795 and $399,175, respectively, of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the nine-month periods ended November 30, 2017 and 2016, 44,064 and 48,084 restricted stock units vested and were issued as common stock, respectively. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2017 was $758,217, which is expected to be recognized over the weighted-average period of 1.5 years.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2017	2016
Cash paid for:
Interest, net	$76,291	$100,275
Income taxes	1,827,369	1,655,774
Non-Cash Operating Activities
Accrued Inventory	334,853	202,669
Non-Cash Financing Activities
Dividend Payable	708,412	702,525
Sale of assets and inventory to buyers for notes receivable:
Long-lived assets	$-	$20,989

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

Three Months Ended November 30, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,242,855	$7,948,925	$366,049	$842,554	$-	$10,400,383
Intersegment revenues	(1,228)	(437,583)	-	-	-	(438,811)
Revenue from external customers	1,241,627	7,511,342	366,049	842,554	-	9,961,572
Segment profit (loss)	423,213	1,664,643	(86,741)	(14,587)	(809,332)	1,177,196
Total assets	1,106,155	14,748,965	1,236,501	8,202,628	4,038,968	29,333,217
Capital expenditures	881	124,312	15,182	4,967	17,605	162,947
Total depreciation & amortization	$11,644	$138,618	$10,543	$143,304	$32,180	$336,289

Three Months Ended November 30, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,202,655	$7,783,888	$320,011	$1,009,360	$-	$10,315,914
Intersegment revenues	(1,248)	(359,427)	-	-	-	(360,675)
Revenue from external customers	1,201,407	7,424,461	320,011	1,009,360	-	9,955,239
Segment profit (loss)	328,866	2,049,231	(46,253)	102,906	(850,695)	1,584,055
Total assets	1,151,783	13,761,091	1,132,268	9,138,026	4,939,480	30,122,648
Capital expenditures	4,414	78,725	13,677	5,246	14,615	116,677
Total depreciation & amortization	$13,441	$122,381	$3,357	$147,284	$33,262	$319,725

Nine Months Ended November 30, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,342,013	$19,659,108	$1,213,039	$3,446,543	$-	$28,660,703
Intersegment revenues	(3,643)	(1,082,350)	-	-	-	(1,085,993)
Revenue from external customers	4,338,370	18,576,758	1,213,039	3,446,543	-	27,574,710
Segment profit (loss)	1,853,604	4,361,150	(90,674)	639,251	(2,844,889)	3,918,442
Total assets	1,106,155	14,748,965	1,236,501	8,202,628	4,038,968	29,333,217
Capital expenditures	6,517	342,910	31,518	10,791	55,199	446,935
Total depreciation & amortization	$34,590	$400,624	$18,202	$429,582	$96,714	$979,712

Nine Months Ended November 30, 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,257,842	$19,070,069	$1,081,103	$4,438,630	$-	$28,847,644
Intersegment revenues	(4,000)	(910,244)	-	-	-	(914,244)
Revenue from external customers	4,253,842	18,159,825	1,081,103	4,438,630	-	27,933,400
Segment profit (loss)	1,680,304	4,511,527	16,743	1,053,529	(3,009,994)	4,252,109
Total assets	1,151,783	13,761,091	1,132,268	9,138,026	4,939,480	30,122,648
Capital expenditures	13,540	785,889	16,997	35,722	196,519	1,048,667
Total depreciation & amortization	$41,266	$336,541	$10,061	$473,730	$101,034	$962,632

Revenue from one customer of the Company’s Manufacturing segment represented approximately $2.8 million, or 10.3 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2017, compared to $2.1 million, or 7.5 percent of the Company’s revenues from external customers during the nine months ended November 30, 2016.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2017		February 28, 2017
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$212,277	$220,778	$211,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	125,072	715,339	92,758
Franchise Rights		20		5,979,637	1,443,267	5,971,129	1,144,957
Total				7,467,557	2,332,419	7,459,049	2,000,670
Intangible assets not subject to amortization
Franchising segment
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total Goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,176,885	$2,994,803	$9,168,377	$2,663,054

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $332,100 and $316,529 during the nine months ended November 30, 2017 and 2016, respectively.

At November 30, 2017, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2018	$113,833
2019	452,069
2020	438,912
2021	427,203
2022	404,022
Thereafter	3,299,099
Total	$5,135,138

NOTE 9 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring and acquisition charges consisted of lease settlement costs of $60,000 during the nine months ended November 30, 2016, relating to the closure of an ALY Company-owned location.

The Company did not record any restructuring charges in the three and nine months ended November 30, 2017.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SALE OR DISTRIBUTION OF ASSETS

During the nine months ended November 30, 2017, the Company acquired two franchise stores in satisfaction of certain receivables due by the franchisees to the Company. The Company subsequently sold one of the stores and is planning to operate the other store as a Company-owned store. During the nine months ended November 30, 2016, the Company sold two Company-owned U-Swirl locations and financed the transfer of a franchised Rocky Mountain Chocolate Factory location. Associated with these asset disposal activities, the Company recorded the following in the nine months ended November 30, 2017 and 2016:

	2017	2016
Notes receivable	$56,610	$145,585

NOTE 11 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions.

As of November 30, 2017 and February 28, 2017, notes payable consisted of the following:

	November 30, 2017	February 28, 2017
Promissory note	$2,859,320	$3,831,741
Less: current maturities	(1,340,010)	(1,302,501)
Long-term obligations	$1,519,310	$2,529,240

The following table summarizes annual maturities of our notes payable as of November 30, 2017:

Amount
2018	330,023
2019	1,352,893
2020	1,176,404
Total minimum payments	$2,859,320
Less: current maturities	(1,340,010)

Long-term obligations	$1,519,310

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2017, there were 5 Company-owned, 86 Cold Stone Creamery co-branded and 272 franchised Rocky Mountain Chocolate Factory stores operating in 39 states, Canada, South Korea, and the Philippines. As of November 30, 2017, U-Swirl operated 5 Company-owned cafés and 120 franchised cafés located in 29 states and Canada. U-Swirl operates and franchises self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!,” and “Aspen Leaf Yogurt”.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL (46% interest as of November 30, 2017). At that time, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016.

Results of Operations

Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

Basic earnings per share decreased 23.5% from $.17 in the three months ended November 30, 2016 to $.13 in the three months ended November 30, 2017. Revenues were unchanged at approximately $10.0 million in the three months ended November 30, 2016 and 2017. Operating income decreased 25.7% from $1.6 million in the three months ended November 30, 2016 to $1.2 million in the three months ended November 30, 2017. Net income decreased 25.8% from $1.0 million in the three months ended November 30, 2016 to $751,000 in the three months ended November 30, 2017. The decrease in operating income and net income was primarily the result of higher cost of sales partially offset by lower operating costs.

Revenues	Three Months Ended
	November 30,		$	%
($’s in thousands)	2017	2016	Change	Change
Factory sales	$7,511.3	$7,424.4	$86.9	1.2%
Retail sales	840.2	826.2	14.0	1.7%
Franchise fees	150.9	86.4	64.5	74.7%
Royalty and Marketing fees	1,459.1	1,618.2	(159.1)	(9.8%)
Total	$9,961.5	$9,955.2	$6.3	0.1%

Factory Sales

The increase in factory sales for the three months ended November 30, 2017 versus the three months ended November 30, 2016 was primarily due to a 15.5% increase in shipments of product to customers outside our network of franchise retail locations. This increase was mostly offset by a 5.3% decrease in purchases by our network of franchised and licensed retail locations. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 8.7% in the three months ended November 30, 2017, compared with the three months ended November 30, 2016.

Retail Sales

The increase in retail sales was primarily due to changes in retail units in operation resulting from the acquisition of a franchise location from a franchisee partially offset by the closure of an underperforming location. Same store sales at all Company-owned stores and cafés decreased 0.8% in the three months ended November 30, 2017 compared to the three months ended November 30, 2016.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended November 30, 2016 to the three months ended November 30, 2017 resulted from a 14.5% decrease in domestic franchise units in operation and lower same store sales. The average number of total domestic franchise stores in operation decreased from 365 in the three months ended November 30, 2016 to 312 during the three months ended November 30, 2017. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 4.3% during the three months ended November 30, 2017 compared to the three months ended November 30 2016. Franchise fees increased primarily as a result of an increase in domestic franchise openings during the three months ended November 30, 2017 compared to the three months ended November 30, 2016.

Costs and Expenses	Three Months Ended
	November 30,		$	%
($’s in thousands)	2017	2016	Change	Change

Cost of sales – factory	$5,703.4	$5,221.7	$481.7	9.2%
Cost of sales - retail	336.6	322.5	14.1	4.4%
Franchise costs	515.1	520.6	(5.5)	(1.1%)
Sales and marketing	593.0	642.0	(49.0)	(7.6%)
General and administrative	827.2	880.5	(53.3)	(6.1%)
Retail operating	584.8	551.2	33.6	6.1%
Total	$8,560.1	$8,138.5	$421.6	5.2%

Gross Margin	Three Months Ended
	November 30,		$		%
($’s in thousands)	2017	2016	Change		Change

Factory gross margin	$1,807.9	$2,202.7	$	(394.8)	(17.9%)
Retail gross margin	503.6	503.7		(.1)	(0.0%)
Total	$2,311.5	$2,706.4	$	(394.9)	(14.6%)

Gross Margin	Three Months Ended
	November 30,		%	%
	2017	2016	Change	Change
(Percent)
Factory gross margin	24.1%	29.7%	(5.6%)	(18.9%)
Retail gross margin	59.9%	61.0%	(1.1%)	(1.8%)
Total	27.7%	32.8%	(5.1%)	(15.5%)

Adjusted Gross Margin	Three Months Ended
	November 30,		$		%
($’s in thousands)	2017	2016	Change		Change

Factory gross margin	$1,807.9	$2,202.7	$	(394.8)	(17.9%)
Plus: depreciation and amortization	134.3	118.2		16.1	13.6%
Factory adjusted gross margin	1,942.2	2,320.9		(378.7)	(16.3%)
Retail gross margin	503.6	503.7		( .1)	(0.0%)
Total Adjusted Gross Margin	$2,445.8	$2,824.6	$	(378.8)	(13.4%)

Factory adjusted gross margin	25.9%	31.3%		(5.4%)	(17.3%)
Retail gross margin	59.9%	61.0%		(1.1%)	(1.8%)
Total Adjusted Gross Margin	29.3%	34.2%		(4.9%)	(14.3%)

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

Cost of Sales

Factory margins decreased 560 basis points in the three months ended November 30, 2017 compared to the three months ended November 30, 2016. This decrease was due primarily to increased production costs and product mix shift during the three months ended November 30, 2017 compared to the three months ended November 30, 2016. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a decrease in units in operation during the three months ended November 30, 2017 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended November 30, 2017 versus the three months ended November 30, 2016 is due primarily to lower franchise support costs, primarily the result of fewer units in operation. This decrease was mostly offset by increased professional fees incurred during the three months ended November 30, 2017 compared with the three months ended November 30, 2016. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 32.0% in the three months ended November 30, 2017 from 30.5% in the three months ended November 30, 2016.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 is primarily due to lower marketing-related compensation and lower marketing-related costs associated with U-Swirl franchise locations, the result of fewer units in operation.

General and Administrative

The decrease in general and administrative costs for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 is due primarily to lower professional fees, the result of resolving legal proceedings, and lower compensation costs. For the three months ended November 30, 2017, approximately $66,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $86,000 in the three months ended November 30, 2016. As a percentage of total revenues, general and administrative expenses decreased to 8.3% in the three months ended November 30, 2017 compared to 8.8% in the three months ended November 30, 2016.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended November 30, 2017 compared to the three months ended November 30, 2016 was due to changes in retail units in operation resulting from the acquisition of a franchise location partially offset by the closure of an underperforming location. Retail operating expenses, as a percentage of retail sales, increased from 66.7% in the three months ended November 30, 2016 to 69.6% in the three months ended November 30, 2017. This increase is primarily the result of a change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $202,000 in the three months ended November 30, 2017, unchanged from $202,000 incurred in the three months ended November 30, 2016. Depreciation and amortization included in cost of sales increased 13.7% from $118,000 in the three months ended November 30, 2016 to $134,000 in the three months ended November 30, 2017. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $22,300 in the three months ended November 30, 2017 compared to net interest expense of $31,300 incurred in the three months ended November 30, 2016. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2017 was 36.2%, compared to 36.1% for the three months ended November 30, 2016. Beginning March 1, 2017 the Company adopted ASU No. 2019-09, which requires recognition of excess tax benefits and tax deficiencies in the income statement.

Beginning on March 1, 2016, the results of U-Swirl were included in our consolidated income tax return, and on the same date, were removed from SWRL’s consolidated tax return. This is a result of the foreclosure on the outstanding stock of U-Swirl in satisfaction of debt with SWRL as discussed previously. The consolidated tax return for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods. However, there are no remaining operating assets held by SWRL.   U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there were changes of control with respect to the net operating losses of U-Swirl when we acquired a 60% ownership interest of SWRL in January 2013 and when we foreclosed upon the stock of U-Swirl International, Inc. in February 2016.

Nine Months Ended November 30, 2017 Compared to the Nine Months Ended November 30, 2016

Basic earnings per share decreased 10.6% from $.47 in the nine months ended November 30, 2016 compared to $.42 in the nine months ended November 30, 2017. Revenues decreased 1.3% to $27.6 million for the nine months ended November 30, 2017 compared to $27.9 million in the nine months ended November 30, 2016. Operating income decreased 8.2% from $4.4 million in the nine months ended November 30, 2016 to $4.0 million in the nine months ended November 30, 2017. Net income decreased 8.3% from $2.7 million in the nine months ended November 30, 2016 to $2.5 million in the nine months ended November 30, 2017. The decrease in operating income and net income was due primarily to a decrease in revenue and an increase in operating expenses.

Revenues	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2017	2016	Change	Change
Factory sales	$18,576.8	$18,159.8	$417.0	2.3%
Retail sales	3,045.1	3,431.6	(386.5)	(11.3%)
Franchise fees	563.0	241.5	321.5	133.1%
Royalty and marketing fees	5,389.8	6,100.5	(710.7)	(11.6%)
Total	$27,574.7	$27,933.4	$ (358.7)	(1.3%)

Factory Sales

The increase in factory sales for the nine months ended November 30, 2017 versus the nine months ended November 30, 2016 was primarily due to an 18.8% increase in shipments of product to customers outside our network of franchised retail stores, partially offset by a 3.4% decrease in shipments to our network of franchised and licensed stores. Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 4.0% in the nine months ended November 30, 2017, compared with the nine months ended November 30, 2016.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location, partially offset by the acquisition of a franchised location. Same store sales at all Company-owned stores and cafés decreased 3.9% in the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016 resulted from a 15.3% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 380 in the nine months ended November 30, 2016 to 322 during the nine months ended November 30, 2017. This decrease is the result of domestic store closures exceeding domestic store openings, primarily the result of franchise and license closures of U-Swirl franchise locations. Same store sales at total franchise stores and cafés in operation decreased 3.2% during the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016. Franchise fee revenues increased as a result of an increase in international license fees recognized during the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016.

Costs and Expenses	Nine Months Ended
	November 30,		$	%
($’s in thousands)	2017	2016	Change	Change

Cost of sales – factory	$13,823.2	$13,196.9	$626.3	4.7%
Cost of sales - retail	1,084.2	1,176.6	(92.4)	(7.9%)
Franchise costs	1,588.3	1,571.6	16.7	1.1%
Sales and marketing	1,785.4	1,959.1	(173.7)	(8.9%)
General and administrative	2,932.6	3,101.7	(169.1)	(5.5%)
Retail operating	1,774.5	1,876.8	(102.3)	(5.5%)
Total	$22,988.2	$22,882.7	$105.5	0.5%

Gross margin	Nine Months Ended
	November 30,		$		%
($’s in thousands)	2017	2016	Change		Change

Factory gross margin	$4,753.6	$4,962.9	$	(209.3)	(4.2%)
Retail gross margin	1,960.9	2,255.0		(294.1)	(13.0%)
Total	$6,714.5	$7,217.9	$	(503.4)	(7.0%)

Gross Margin	Nine Months Ended
	November 30,		%	%
	2017	2016	Change	Change
(Percent)
Factory gross margin	25.6%	27.3%	(1.7%)	(6.2%)
Retail gross margin	64.4%	65.7%	(1.3%)	(2.0%)
Total	31.1%	33.4%	(2.3%)	(6.9%)

Adjusted Gross Margin	Nine Months Ended
	November 30,		$		%
($’s in thousands)	2017	2016	Change		Change

Factory gross margin	$4,753.6	$4,962.9	$	(209.3)	(4.2%)
Plus: depreciation and amortization	387.8	324.4		$63.4	19.5%
Factory adjusted gross margin	5,141.4	5,287.3		(145.9)	(2.8%)
Retail gross margin	1,960.9	2,255.0		(294.1)	(13.0%)
Total Adjusted Gross Margin	$7,102.3	$7,542.3	$	(440.0)	(5.8%)

Factory adjusted gross margin	27.7%	29.1%		(1.4%)	(4.8%)
Retail gross margin	64.4%	65.7%		(1.3%)	(2.0%)
Total Adjusted Gross Margin	32.8%	34.9%		(2.1%)	(6.0%)

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

Costs and Expenses

Cost of Sales

Factory margins decreased 170 basis points. This decrease was due primarily to increased production costs and product mix shift during the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue resulting from the sale of yogurt and the associated higher margins. This change is the result of a change in units in operation during the nine months ended November 30, 2017 compared to the prior year.

Franchise Costs

The increase in franchise costs in the nine months ended November 30, 2017 versus the nine months ended November 30, 2016 is due primarily to an increase in legal and professional expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 26.7% in the nine months ended November 30, 2017 from 24.8% in the nine months ended November 30, 2016. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower royalty and marketing revenues.

Sales and Marketing

The decrease in sales and marketing costs for the nine months ended November 30, 2017 compared to the Nine months ended November 30, 2016 is due primarily due to lower marketing related compensation and lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016 is due primarily to lower professional fees, the result of resolving legal proceedings, and lower compensation costs. For the nine months ended November 30, 2017, approximately $259,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $347,000 in the nine months ended November 30, 2016. As a percentage of total revenues, general and administrative expenses decreased to 10.6% in the nine months ended November 30, 2017 compared to 11.1% in the nine months ended November 30, 2016.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016 was due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 54.7% in the nine months ended November 30, 2016 to 58.3% in the nine months ended November 30, 2017. This increase is primarily the result of a change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $592,000 in the nine months ended November 30, 2017, a decrease of 7.3% from $638,000 incurred in the nine months ended November 30, 2016. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 19.6% from $324,000 in the nine months ended November 30, 2016 to $388,000 in the nine months ended November 30, 2017. This increase was the result of an increase in production assets in service.

Restructuring and acquisition related charges

There were no restructuring and acquisition related charges during the nine months ended November 30, 2017 a decrease from $60,000 during the nine months ended November 30, 2016. The decrease is primarily the result of lease settlement costs related to the closure of an ALY company-owned location incurred during the nine months ended November 30, 2016 with no comparable expense incurred during the nine months ended November 30, 2017.

Other Income (Expense)

Net interest expense was $76,100 in the nine months ended November 30, 2017, a decrease of 24.1% compared to net interest expense of $100,300 in the nine months ended November 30, 2016. This change was the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2017 was 36.4%, compared to 36.1% for the nine months ended November 30, 2016. The increase of 0.3% was primarily due to an increase in income tax expense associated with the vesting of restricted stock units. Beginning March 1, 2017 the Company adopted ASU No. 2019-09, which requires recognition of excess tax benefits and tax deficiencies in the income statement.

Beginning on March 1, 2016, the results of U-Swirl were included in our consolidated income tax return, and on the same date, were removed from SWRL’s consolidated tax return. This is a result of the foreclosure on the outstanding stock of U-Swirl in satisfaction of debt with SWRL as discussed previously. The consolidated tax return for future periods will include all operating results of U-Swirl. SWRL will file separate income tax returns in future periods. However, there are no remaining operating assets held by SWRL.   U-Swirl has significant net operating loss carryovers. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s U.S. net operating loss carryovers may be subject to annual limitation in the event of a change in control. We have performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there were changes of control with respect to the net operating losses of U-Swirl when we acquired a 60% ownership interest of SWRL in January 2013 and when we foreclosed upon the stock of U-Swirl International, Inc. in February 2016.

Liquidity and Capital Resources

As of November 30, 2017, working capital was $7.0 million, compared with $7.1 million as of February 28, 2017, a decrease of $100,000. The decrease in working capital was primarily due to the payment of dividends and payments on long-term debt partially offset by positive operating results.

Cash and cash equivalent balances decreased $1.7 million from $5.8 million as of February 28, 2017 to $4.1 million as of November 30, 2017 as a result of cash flow used by financing activities, including repayment of indebtedness and payment of dividends. Our current ratio was 1.9 to 1 at November 30, 2017 and February 28, 2017. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

For the nine months ended November 30, 2017, we had net income of $2,493,012. Operating activities provided cash of $1,647,658, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $979,712, stock-based compensation expense of $458,275 and an increase in accrued liabilities of $362,718 more than offset by an increase to inventory of $990,398, an increase in deferred income taxes of $444,747 and an increase in accounts receivable of $1,307,149. During the comparable 2016 period, we had net income of $2,718,446, and operating activities provided cash of $2,997,051. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $962,632, stock-based compensation expense of $447,581, and an increase in accounts payable of $156,150 mostly offset by an increase to inventory of $771,281 and an increase in accounts receivable of $650,708.

For the nine months ended November 30, 2017, investing activities used cash of $274,052, primarily due to the purchases of property and equipment of $446,935 partially offset by proceeds on notes receivable of $194,646. In comparison, investing activities used cash of $1,171,779 during the nine months ended November 30, 2016 primarily due to the purchases of property and equipment of $1,048,667.

Financing activities used cash of $3,085,883 for the nine months ended November 30, 2017 and used cash of $3,423,767 during the prior year period. This change was primarily due to a decrease in cash used to repurchase common stock during the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016.

We have a $5.0 million ($5.0 million available as of November 30, 2017) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2017, we were in compliance with all such covenants. The line is subject to renewal in September 2019. As of November 30, 2017, no amount was outstanding under this line of credit.

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance business acquisitions by SWRL (unpaid balance as of November 30, 2017, $2.9 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020, with amortized principal and accrued interest due monthly on the promissory note. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of November 30, 2017, we were in compliance with all such covenants.

As discussed above, in FY 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions of SWRL, and in turn, the Company entered into the SWRL Loan Agreement with SWRL. Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of February 29, 2016 and November 30, 2017, SWRL had no operating assets.

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and nine months ended November 30, 2017. As of November 30, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of November 30, 2017, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of November 30, 2017, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $100,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5.0 million bank line of credit that bears interest at a variable rate. As of November 30, 2017, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this credit facility.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of November 30, 2017, $2.9 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Company management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

In January 2014, SWRL entered into an Asset Purchase Agreement (the “CherryBerry Purchase Agreement”) with CherryBerry Enterprises LLC, CherryBerry Corporate LLC, CherryBerry LLC (collectively, the “CherryBerry Entities”), and their respective owners, pursuant to which SWRL acquired the franchise rights of frozen yogurt stores branded as “CherryBerry”. As previously disclosed, among other actions, on January 13, 2016, the CherryBerry Entities filed a lawsuit in the United States District Court for the Northern District of Oklahoma (the “Oklahoma Court”) asserting certain claims for alleged wrongful actions against SWRL and RMCF under the CherryBerry Purchase Agreement. On July 11, 2017, the Oklahoma Court granted summary judgement in favor of SWRL and RMCF on all of the claims made by the CherryBerry Entities, and in connection therewith, on September 26, 2017, the Oklahoma Court dismissed all counterclaims made by SWRL. The Company does not expect any further proceedings with respect to this matter. See Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 and Item 1. “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 for additional information concerning this matter.

The Company is party to various other legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and nine months ended November 30, 2017. As of November 30, 2017, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 12, 2018	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director