Form 10-K
period 2018-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2018-05-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

The aggregate market value of our common stock (based on the closing price as quoted on the NASDAQ Global Market on August 31, 2017, the last day of our most recently completed second fiscal quarter) held by non-affiliates was $46,459,484. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of our outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 10, 2018, there were 5,905,436 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant’s fiscal year ended February 28, 2018.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in this Annual Report in Item 1A. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2018, there were four Company-owned, 87 licensee-owned and 250 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2018, U-Swirl operated five Company-owned cafés, 82 franchised cafés and 33 licensed locations located in 28 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini,” which we also acquired in January 2013, to U-Swirl, Inc. (“SWRL”), in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of February 28, 2018). Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. The SWRL Board of Directors is composed solely of board members also serving on our Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of February 28, 2018, SWRL had no operating assets.

Approximately 52% of the products sold at Rocky Mountain Chocolate Factory stores are prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

U-Swirl cafés and associated brands are designed to be attractive to customers by offering the following:

●	inside café-style seating for 50 people and outside patio seating, where feasible and appropriate;
●	spacious surroundings of approximately 1,800 to 3,000 square feet;
●	8 to 16 flavors of frozen yogurt;
●	up to 70 toppings; and
●	self-serve format allowing guests to create their own favorite snack.

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

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (68%-66%-65%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (11%-12%-12%) and (iii) the collection of initial franchise fees and royalties from franchisees (21%-22%-23%). For FY 2018, approximately 97% of our revenues were derived from domestic sources, with 3% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2018, 2017 and 2016, respectively.

According to industry data, the total U.S. candy market generated approximately $35.8 billion of retail sales in 2015 with chocolate sales growing 2.7% from sales of approximately $21.6 billion during 2015 to $22.2 billion during 2016 and candy sales per capita of $111.16 during 2015.

According to Ice Cream and Frozen Desserts in the U.S. 9th Edition, published in January 2017 by Packaged Facts, in 2016 the U.S. market for ice cream and related frozen desserts, including frozen yogurt and frozen novelties, grew to $28 billion.

Business Strategy

Our objective is to build on our position as a leading international franchisor and manufacturer of high-quality chocolate, other confectionery products and frozen yogurt. We continually seek opportunities to profitably expand our business. To accomplish this objective, we employ a business strategy that includes the elements set forth below.

Product Quality and Variety

We maintain the gourmet taste and quality of our chocolate candies by using only the finest chocolate and other wholesome ingredients. We use our own proprietary recipes, primarily developed by our master candy makers. A typical Rocky Mountain Chocolate Factory store offers up to 100 of our chocolate candies throughout the year and as many as 200, including many packaged candies, during the holiday seasons. Individual stores also offer numerous varieties of premium fudge and gourmet caramel apples, as well as other products prepared in the store from Company recipes.

Store Atmosphere and Ambiance

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality. To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, our design staff has developed easily replicable designs and specifications and approves the construction plans for each new store. We also control the signage and building materials that may be used in the stores.

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

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory and U-Swirl Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

2014	1.2%
2015	3.1%
2016	1.6%
2017	0.9%
2018	(2.9%)

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

2014	*
2015	*
2016	(1.4%)
2017	(3.0%)
2018	(4.3%)

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

Same Store Pounds Purchased by Existing Franchised and Licensed Locations

In FY 2018, same store pounds purchased by franchisees and licensees decreased 4.9% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe historical decreases in same store pounds purchased, including for FY 2018, were due, in part, to a product mix shift from factory-made products to products made in the store such as caramel apples.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive Advanced Planning and Scheduling system for production scheduling, implementation of alternative manufacturing strategies, installation of enhanced Point-of-Sale systems in all of our Company-owned and the majority of our franchised stores, and implementation of a serial/lot tracking and warehouse management system. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and impact store operations.

Acquisition Opportunities

We plan to evaluate other businesses and opportunities that would be complementary to our business, including both our candy products and our frozen yogurt business. Beginning in January 2013 with the acquisition of a controlling interest in SWRL, we began an initiative to improve profitability through the acquisition of self-serve frozen yogurt franchise systems. We believe that the rapid growth of the self-serve frozen yogurt market has created a highly fragmented franchise environment. We believe we can leverage the strategies that we have developed over time to improve our profitability and bring the benefits of scale to smaller franchisors. During FY 2013 and FY 2014, we acquired Yogurtini, CherryBerry, Yogli Mogli and Fuzzy Peach frozen yogurt concepts. During FY 2016, we acquired the Let’s Yo! frozen yogurt concept.

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

High Traffic Environments

We currently establish franchised stores in the following environments: regional centers, outlet centers, tourist areas, street fronts, airports, other entertainment-oriented environments and strip centers. We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments.

Rocky Mountain Chocolate Factory Name Recognition and New Market Penetration

We believe the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky Mountain Chocolate Factory system has historically been concentrated in the western and Rocky Mountain region of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. We believe this growth has further increased our name recognition and demand for our franchises. We believe that distribution of Rocky Mountain Chocolate Factory products through specialty markets also increases name recognition and brand awareness in areas of the country in which we have not previously had a significant presence and we believe it will also improve and benefit our entire store system.

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. An average of approximately 52% of the revenues of franchised stores are generated by sales of products prepared on the premises. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

To ensure that all stores conform to the Rocky Mountain Chocolate Factory image, our design staff has developed easily replicable designs and specifications and approves the construction plans for each new store. We also control the signage and building materials that may be used in the stores.

The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week. Typical hours are 10 a.m. to 9 p.m., Monday through Saturday, and 12 noon to 6 p.m. on Sundays. Store hours in tourist areas may vary depending upon the tourist season.

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2018, Cold Stone Creamery franchisees operated 87 co-branded locations, our U-Swirl franchisees operated 12 co-branded locations and three Company-owned co-branded units were in operation.

We have previously entered into franchise developments and licensing agreements for the expansion of our franchise stores in Canada, the United Arab Emirates, the Republic of Panama, South Korea, the Republic of the Philippines, Vietnam, Qatar and Japan. We believe that international opportunities may create a favorable expansion strategy and reduce dependence on domestic franchise openings to achieve growth.

International units in operation were as follows at March 31, 2018:

Rocky Mountain Chocolate Factory
Canada	61
The Republic of Panama	1
The Republic of the Philippines	4
South Korea	1
U-Swirl Cafés (Including all associated brands)
Qatar	1
Total	68

Products and Packaging

We produce approximately 700 chocolate candies and other confectionery products using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into approximately 400 varieties of packaged assortments. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 100 items, including many candies offered in packages, that are specially designed for the holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 700 chocolate candies and other confectionery products throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. On average, approximately 43% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 52% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 5% by products such as ice cream, coffee and other sundries purchased from approved suppliers.

In FY 2018, approximately 34% of our product sales result from the sale of products outside of our system of franchised and licensed locations, which we refer to as specialty markets. The majority of sales to specialty markets are to a single customer. For FY 2018, this customer represented approximately 58% of total shipments to specialty markets. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores. See Item 1.A “Risk Factors—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.”

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

Chocolate candies that we manufacture are sold at prices ranging from $19.75 to $29.95 per pound, with an average price of $23.32 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Our frozen yogurt cafés feature a high-quality yogurt that we believe is superior to products offered by many of our competitors. Our product is nationally distributed and consistent among our cafés. Most cafés feature 8-16 flavor varieties, including custom and seasonal specialty flavors. Our toppings bars feature up to 70 toppings allowing for a customizable frozen dessert experience. Cafés typically sell frozen yogurt by the ounce, with prices generally ranging between $0.44 and $0.59 per ounce.

Operating Environment

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, outlet centers, tourist areas, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2018 include:

Regional Centers	23.0%
Outlet Centers	22.4%
Festival/Community Centers	19.7%
Tourist Areas	15.8%
Street Fronts	7.6%
Airports	5.5%
Other	6.0%

Regional Centers

As of February 28, 2018, there were Rocky Mountain Chocolate Factory stores in approximately 42 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although they often provide favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Outlet Centers

As of February 28, 2018, there were approximately 41 Rocky Mountain Chocolate Factory stores in outlet centers. We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Tourist Areas, Street Fronts, Airports and Other Entertainment-Oriented Shopping Centers

As of February 28, 2018, there were approximately 29 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the River Walk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. As of February 28, 2018, there were 10 franchised Rocky Mountain Chocolate Factory stores at airport locations.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking). As of March 31, 2018, there were 250 franchised stores in the Rocky Mountain Chocolate Factory system and 82 franchised stores under the U-Swirl frozen yogurt brands. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred to us by existing franchisees, to interested consumers who have visited Rocky Mountain Chocolate Factory stores and to existing franchisees. We also advertise for new franchisees in national and regional newspapers as suitable potential store locations come to our attention. Franchisees are approved by us on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with our operating philosophy.

International Franchising and Licensing

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia (“Immaculate Confections”). Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2018, Immaculate Confections operated 61 stores under this agreement.

Our business was significantly affected by the global recession during 2008-2009. During this period there was a decrease in leads and qualified franchisees for domestic franchise growth. Amidst this environment we initiated a program to focus on international expansion. International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. International license agreements in place at February 28, 2018 include the following:

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2018, one unit was operating under this agreement.

●	In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of March 31, 2018, four units were operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Republic of the Panama. As of March 31, 2018, one unit was operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Socialist Republic of Vietnam. As of March 31, 2018, there were no units operating under the agreement.

●	Through our U-Swirl subsidiary, we have additional international development agreements covering Canada and the State of Qatar. As of March 31, 2018, one unit was operating in Qatar.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2018, Cold Stone Creamery franchisees operated 87 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2018, there were 15 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

We provide ongoing support to franchisees through our field consultants, who maintain regular and frequent communication with the stores by phone and by site visits. The field consultants also review and discuss store operating results with the franchisee and provide advice and guidance in improving store profitability and in developing and executing store marketing and merchandising programs.

Quality Standards and Control

The franchise agreements for Rocky Mountain Chocolate Factory and U-Swirl brands franchisees require compliance with our procedures of operation and food quality specifications and permits audits and inspections by us.

Operating standards for Rocky Mountain Chocolate Factory and U-Swirl brands stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our field consultants audit performance and adherence to our standards. We have the right to terminate any franchise agreement for non-compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or from approved suppliers.

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

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their stores. Chocolate and yogurt products not made on the premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment are likely to adversely affect the system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Business - Regulation."

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

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2018, approximately $291,000 was included in notes receivable as a result of this program. As of March 31, 2018, there were 15 units in operation by graduates of the MWSU entrepreneurial program.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations. The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval. At February 28, 2018, approximately $37,000 was included in notes receivable as a result of this program.

Company Store Program

As of March 31, 2018, there were four Company-owned Rocky Mountain Chocolate Factory stores and five Company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See "Franchising Program-Training and Support" and "Franchising Program-Quality Standards and Control."

Manufacturing Operations

General

We manufacture our chocolate candies at our factory in Durango, Colorado. All products are produced consistent with our philosophy of using only the finest high-quality ingredients to achieve our marketing motto of "The Peak of Perfection in Handmade Chocolates®."

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

Trucking Operations

We operate nine trucks and ship a substantial portion of our products from the factory on our own fleet. Our trucking operations enable us to deliver our products to the stores quickly and cost-effectively. In addition, we back-haul our own ingredients and supplies, as well as products from third parties, on return trips, which helps achieve even greater efficiencies and cost savings.

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

We have not historically, and do not intend to, engage in national traditional media advertising in the near future. Consistent with our commitment to community support, we aggressively seek opportunities to participate in local and regional events, sponsorships and charitable causes. This support leverages low cost, high return publicity opportunities for mutual gain partnerships. Through programs such as Fudge for Troops, and collaborations with Sylvan Learning Centers and other national/local organizations focused on youth/leadership development and underserved populations in our community, we have developed relationships that define our principal platforms, and contribute to charitable causes that provide great benefits at a national level.

Internet and Social Media

Beginning in 2010, we initiated a program to leverage the marketing benefits of various social media outlets. These low-cost marketing opportunities seek to leverage the positive feedback of our customers to expand brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a powerful tool to build brand recognition, increase repeat exposure and enhance dialogue with consumers about their preferences and needs. To date, the majority of stores have location specific websites and location specific Facebook® pages dedicated to help customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

Licensing

We have developed relationships and utilized licensing partners to leverage the equity of the Rocky Mountain Chocolate Factory brand. These licensed products place our brands and story in front of consumers in environments where they regularly shop but may not be seeing our brands at present. We regularly review product opportunities and selectively pursue those we believe will have the greatest impact. The most recent example is the announcement of our Rocky Mountain Chocolate Factory Chocolatey Almond breakfast cereal, which was manufactured, marketed, and distributed by Kellogg’s Company. Some of our specialty markets customers have worked with us to offer licensed products alongside products we produce to further enhance brand placement and awareness.

Competition

The retailing of confectionery and frozen dessert products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those offered by our stores. Many of these competitors have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees.

We believe that our principal competitive strengths lie in our name recognition and our reputation for the quality, value, variety and taste of our products and the special ambiance of our stores; our knowledge and experience in applying criteria for selection of new store locations; our expertise in merchandising and marketing of chocolate, other candy products and frozen yogurt; and the control and training infrastructures we have implemented to assure execution of successful practices and techniques at our store locations. In addition, by controlling the manufacturing of our own chocolate products, we can better maintain our high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

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

Employees

At February 28, 2018, we employed approximately 285 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some people on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Seasonal Factors

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during key holidays, such as Christmas, Easter and Valentine's Day, and the U.S. summer vacation season than at other times of the year, which may cause fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings, the sale of franchises and the timing of purchases by customers outside our network of franchised locations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

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

Item 1A. RISK FACTORS

General Economic Conditions Could Have a Material Adverse Effect on our Business, Results of Operations and Liquidity or our Franchisees, with Adverse Consequences to Us.

Consumer purchases of discretionary items, including our products, generally decline during weak economic periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions, including employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of discretionary products altogether.

Economic weakness could have a material effect on our results of operations, liquidity and capital resources. It could also impact our ability to fund growth and/or result in us becoming more reliant on external financing, the availability and terms of which may be uncertain. In addition, a weak economic environment may exacerbate the other risks noted below.

We rely in part on our franchisees and the manner in which they operate their stores to develop and promote our business. It is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a significant adverse impact on our business due to loss or delay in payments of royalties, contributions to our marketing fund and other fees.

Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. The failure of developers and franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to attract prospective franchisees and could materially adversely affect our business, financial condition, results of operations and cash flows.

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.

Revenue from one customer of our manufacturing segment represented approximately $5.1 million or 13% of our revenues during the year ended February 28, 2018. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Our Growth is Dependent Upon Attracting and Retaining Qualified Franchisees and Their Ability to Operate Their Franchised Stores Successfully.

Our continued growth and success is dependent in part upon our ability to attract, retain and contract with qualified franchisees. Our growth is dependent upon the ability of franchisees to operate their stores successfully, promote and develop our store concepts, and maintain our reputation for an enjoyable in-store experience and high-quality products. Although we have established criteria to evaluate prospective franchisees and have been successful in attracting franchisees, there can be no assurance that franchisees will be able to operate successfully in their franchise areas in a manner consistent with our concepts and standards.

The Financial Performance of Our Franchisees Can Negatively Impact Our Business.

Our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing fund, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of stores and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Rocky Mountain Chocolate Factory stores or U-Swirl cafés. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised stores, which during FY 2018, and potentially in subsequent years, could exceed levels experienced in recent years, would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

We Have Limited Control with Respect to the Operations of Our Franchisees, Which Could Have a Negative Impact on Our Business.

Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised stores may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly, which would reduce our royalty revenues, and the impact on profitability could be greater than the percentage decrease in royalties and fees.

Our Expansion Plans Are Dependent on the Availability of Suitable Sites for Franchised Stores at Reasonable Occupancy Costs.

Our expansion plans are critically dependent on our ability to obtain suitable sites for franchised stores at reasonable occupancy costs for our franchised stores in high foot traffic retail environments. There is no assurance that we will be able to obtain suitable locations for our franchised stores in this environment at a cost that will allow such stores to be economically viable.

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced by Third Parties Could Adversely Affect Our Operations.

We believe approximately 43% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 52% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 5% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results at RMCF franchise stores have fluctuated as follows: (a) from (2.9%) to 3.1% for annual results; (b) from (4.6%) to 7.5% for quarterly results. During the past three fiscal years, same store sales results at U-Swirl franchise stores have fluctuated as follows: (a) from (4.3%) to (1.4%) for annual results; (b) from (8.6%) to 2.8% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

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

We may be able to pass some or all raw materials, energy and other input cost increases to customers by increasing the selling prices of our products, however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices sufficiently, or in a timely manner, to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

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

The Seasonality of Our Sales and New Store Openings Can Have a Significant Impact on Our Financial Results from Quarter to Quarter.

Our sales and earnings are seasonal, with significantly higher sales and earnings occurring during key holidays and summer vacation season than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

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

Information Technology System Failures, Breaches of our Network Security or Inability to Upgrade or Expand our Technological Capabilities Could Interrupt our Operations and Adversely Affect our Business.

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities.

We are continuing to expand, upgrade and develop our information technology capabilities, including our point-of-sale systems, as well as the adoption of cloud services for e-mail, intranet, and file storage. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. Additionally, unforeseen problems with our point-of-sale system may affect our operational abilities and internal controls and we may incur additional costs in connection with such upgrades and expansion.

If We, our Business Partners, or our Franchisees Are Unable to Protect our Customers’ Data, We Could Be Exposed to Data Loss, Litigation, Liability and Reputational Damage.

In connection with credit and debit card sales, we and our franchisees transmit confidential credit and debit card information by way of secure private retail networks. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. Although we and our franchisees use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our and our franchisees’ security measures and those of our and our franchisees’ technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person were able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our and our franchisees’ operations. Any security breach could expose us and our franchisees to risks of data loss and liability and could seriously disrupt our and our franchisees’ operations and any resulting negative publicity could significantly harm our reputation. We may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit and debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could harm our reputation, distract our management team members from running our business and cause us to incur significant unplanned liabilities, losses and expenses.

We also sell and accept for payment gift cards, and our customer loyalty program provides rewards that can be redeemed for purchases. Like credit and debit cards, gift cards, and rewards earned by our customers are vulnerable to theft, whether physical or electronic. We believe that, due to their electronic nature, rewards earned through our customer loyalty program are primarily vulnerable to hacking. Customers affected by any loss of data or funds could litigate against us, and security breaches or even unsuccessful attempts at hacking could harm our reputation, and guarding against or responding to hacks could require significant time and resources.

We also receive and maintain certain personal information about our customers, including information received through our marketing programs, franchisees and business partners. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit and debit cards as payment in our stores and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit and debit card information as well as other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2018 and February 28, 2017 was $158,000 and $100,000, respectively.

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

If We Face Labor Shortages or Increased Labor Costs, our Results of Operations and our Growth Could Be Adversely Affected.

Labor is a primary component of operating our business. If we labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. As of the date hereof, many states and the District of Columbia have set a minimum wage level higher than the federal minimum wage, including Colorado, where we employ the majority of our employees and minimum wage as of the date hereof is $10.20. We may be unable to increase our prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2018, our factory produced approximately 2.55 million pounds of chocolate candies, which was a decrease of approximately 0.6% from the approximately 2.56 million pounds produced in FY 2017. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303. U-Swirl also has an office located at 1175 American Pacific, Suite C, Henderson, Nevada 89074, with approximately 5,200 square feet of space leased for a term of five years expiring in July 2018. The rent is approximately $2,800 per month. As of May 1, 2015, we have a signed sublease agreement for this location.

As of February 28, 2018, four Rocky Mountain Chocolate Factory Company-owned stores were occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates from July 2018 to January 2026, some of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 1,600 to 3,000 square feet and have varying expiration dates from March 2019 to February 2020, some of which contain optional five or ten-year renewal rights. We currently have 5 café leases in place, which range between $3,500 and $7,900 per month, exclusive of common area maintenance charges and taxes.

We act as primary lessee of some franchised store premises, which we then sublease to franchisees, but the majority of existing locations are leased by the franchisee directly. Our current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2018, we were the primary lessee at three of our 297 domestic franchised stores and one office location. The subleases for such locations are on the same terms as the Company's leases of the premises. For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 5 “Commitments and Contingencies” to our consolidated financial statements included in Item 8 of this Annual Report.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Market under the trading symbol “RMCF.” The table below sets forth high and low sales price information and dividends declared for our common stock for each quarter of FY 2018 and FY 2017.

Fiscal Year Ended February 28, 2018	HIGH	LOW	Dividends declared
Fourth Quarter	$12.60	$11.30	$0.1200
Third Quarter	$12.00	$11.24	$0.1200
Second Quarter	$12.15	$11.05	$0.1200
First Quarter	$13.23	$10.88	$0.1200

Fiscal Year Ended February 28, 2017	HIGH	LOW	Dividends declared
Fourth Quarter	$12.17	$9.95	$0.1200
Third Quarter	$10.97	$9.65	$0.1200
Second Quarter	$11.28	$9.50	$0.1200
First Quarter	$10.69	$9.84	$0.1200

Holders

On May 10, 2018, there were approximately 300 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 16, 2018 to stockholders of record on March 6, 2018. The dividends paid by the Company for the past two fiscal years are outlined in the table above. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, cash flows and capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long-term interest of stockholders. We are subject to various financial covenants related to our line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

Stock Repurchase Program

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During FY 2017, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. The Company did not repurchase any common stock under the repurchase plan during FY 2018. As of February 28, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2014 through 2018, are derived from the consolidated financial statements of the Company, which have been audited by EKS&H LLLP, our independent registered public accounting firm. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

All material inter-Company balances have been eliminated upon consolidation.

 (Amounts in thousands, except per share data)

	FISCAL YEARS ENDED FEBRUARY 28 or 29,
Selected Statement of Operations Data	2018	2017	2016	2015	2014
Total revenues	$38,075	$38,296	$40,457	$41,508	$39,185
Operating income	5,221	5,524	3,713	5,965	5,236
Net income	$2,964	$3,450	$4,426	$3,938	$4,392

Basic Earnings per Common Share	$0.50	$0.59	$0.75	$0.64	$0.72
Diluted Earnings per Common Share	$0.50	$0.58	$0.73	$0.61	$0.68
Weighted average common shares outstanding	5,884	5,843	5,894	6,144	6,100
Weighted average common shares outstanding, assuming dilution	5,980	5,994	6,095	6,413	6,437
Selected Balance Sheet Data
Working capital	$7,364	$7,091	$7,433	$9,371	$8,884
Total assets	28,941	29,418	30,316	34,138	35,153
Long-term debt	1,176	2,529	3,831	5,083	6,292
Stockholders’ equity	19,557	18,829	18,479	19,738	19,852

Cash Dividend Declared per Common Share	$0.480	$0.480	$0.480	$0.450	$0.440

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2018, there were four Company-owned, 87 licensee-owned and 250 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2018, U-Swirl operated five Company-owned stores and 82 franchised and 33 licensed stores located in 28 states and Qatar. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc. (“SWRL”), in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of February 28, 2018). Upon completion of these transactions, we ceased to directly operate any Company-owned Aspen Leaf Yogurt locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016. As of February 28, 2018, SWRL had no operating assets.

Current Trends and Outlook

Our business was significantly affected by the global recession during 2008-2009. We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved from FY 2012 to FY 2018, though we do not believe that the challenges have fully reversed. The economic recovery has had a less positive impact upon retail as consumers shift shopping to online. Locations that have historically been favorable locations for our franchisees, such as regional malls and outlet centers, have continued to struggle in the current environment. As a result, we intend to continue to focus on managing the business in a seasoned, disciplined and controlled manner.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession. Limited financing alternatives for domestic franchise growth have led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2018 and we expect to continue into the foreseeable future.

Going forward in FY 2019, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2018, same store pounds purchased from the factory by franchised and co-branded licensed stores increased approximately 1.3% in the first quarter, declined approximately 4.2% in the second quarter, declined approximately 8.7% in the third quarter, declined approximately 8.6% in the fourth quarter, and declined 4.9% overall in FY 2018 as compared to the same periods in FY 2017.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery. We and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to more than a hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We have additionally agreed to develop co-branded locations through U-Swirl and their associated brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2018, Cold Stone licensees operated 87 co-branded locations, our U-Swirl franchisees operated 12 co-branded locations and we have co-branded 3 of our Company-owned cafés.

In April 2012, we announced our intent to pursue growth through international licensing. Since 2012, we have continued to develop internationally through the execution of license agreements in the countries of South Korea, the Republic of Panama, Vietnam, and the Republic of the Philippines. Through our U-Swirl subsidiary we have additional international development agreements covering Canada and Qatar.

Results of Operations

Fiscal 2018 Compared To Fiscal 2017

Results Summary

Basic earnings per share decreased 15.3% from $0.59 in FY 2017 to $0.50 in FY 2018. Revenues decreased 0.6% from $38.3 million for FY 2017 to $38.1 million for FY 2018. Operating income decreased 5.5% from $5.5 million in FY 2017 to $5.2 million in FY 2018. Net income decreased 14.1% from $3.5 million in FY 2017 to $3.0 million in FY 2018. The decrease in operating income for FY 2018 compared to FY 2017 is due primarily to a decrease in revenue from royalty and marketing fees. The decrease in operating income was due primarily to a decrease in franchise revenue and the decrease in net income is primarily the result of a decrease in franchise revenue and increased income tax expense recognized in FY 2018, compared with FY 2017.

Revenues

	For the Year Ended
	February 28,		$	%
($’s in thousands)	2018	2017	Change	Change
Factory sales	$26,056.6	$25,423.8	$632.8	2.5%
Retail sales	4,111.2	4,452.7	(341.5)	(7.7%	)
Royalty and marketing fees	7,225.3	8,095.2	(869.9)	(10.7%	)
Franchise fees	681.6	324.7	356.9	109.9%
Total	$38,074.7	$38,296.4	$ (221.7)	(0.6%	)

Factory Sales

The increase in factory sales for FY 2018 compared to FY 2017 was primarily due to a 14.2% increase in shipments of product to customers outside our network of franchised retail stores, partially offset by a 2.7% decrease in shipments to our network of franchised and licensed stores. This decrease in shipments was the result of a 4.9% decrease in same-store pounds purchased by franchise and co-branded license locations during FY 2018 compared with FY 2017, and a 2.6% decrease in the average number of domestic Rocky Mountain Chocolate Factory franchised stores in operation.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of a certain underperforming Company-owned location, partially offset by the acquisition of a franchised location. Same store sales at all Company-owned stores and cafés decreased 3.9% during FY 2018 compared with FY 2017.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for FY 2018 compared to FY 2017 resulted from a 14.6% decrease in franchise units in operation and lower same store sales. The average number of total franchise stores in operation decreased from 371 during FY 2017 to 317 during FY 2018. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at all franchise stores and cafés in operation decreased 3.3% during FY 2018 compared to FY 2017. Franchise fee revenues increased in FY 2018 compared to FY 2017 primarily as a result of $359,000 in international license fees being recognized during FY 2018 compared with $9,000 recognized during FY 2017.

U-Swirl Café Sales, Royalties, Marketing Fees and Franchise Fees

During FY 2018, U-Swirl revenue decreased 20.6% to $4,142,100 compared with $5,216,100 of U-Swirl revenue consolidated within our results for FY 2017. The decrease resulted from a 27.4% decrease in average domestic U-Swirl franchised and licensed cafés in operation during FY 2018 compared to FY 2017, primarily as a result of store closings exceeding store openings.

COSTS AND EXPENSES

	For the Year Ended
	February 28,		$	%
($’s in thousands)	2018	2017	Change	Change

Cost of sales – factory	$19,703.6	$19,181.0	$522.6	2.7%
Cost of sales – retail	1,473.1	1,554.8	(81.7)	(5.3%)
Franchise costs	2,097.6	2,067.5	30.1	1.5%
Sales and marketing	2,489.5	2,658.4	(168.9)	(6.4%)
General and administrative	3,904.6	4,005.1	(100.5)	(2.5%)
Retail operating	2,389.3	2,404.0	(14.7)	(0.6%)
Total	$32,057.7	$31,870.8	$186.9	0.6%

Gross Margin	For the Year Ended
	February 28,		$	%
($’s in thousands)	2018	2017	Change	Change

Factory gross margin	$6,353.0	$6,242.8	$110.2	1.8%
Retail	2,638.1	2,897.9	(259.8)	(9.0%	)
Total	$8,991.1	$9,140.7	$ (149.6)	(1.6%	)

Gross Margin	For the Year Ended
	February 28,		%		%
	2018	2017	Change		Change
(Percent of Revenues)
Factory gross margin	24.4%	24.6%	(0.2%	)	(0.8%	)
Retail	64.2%	65.1%	(0.9%	)	(1.4%	)
Total	29.8%	30.6%	(0.8%	)	(2.6%	)

Adjusted Gross Margin	For the Year Ended
	February 28,		$	%
($’s in thousands)	2018	2017	Change	Change

Factory gross margin	$6,353.0	$6,242.8	$110.2	1.8%
Plus: depreciation and amortization	523.0	447.7	75.3	16.8%
Factory adjusted gross margin	6,876.0	6,690.5	185.5	2.8%
Retail	2,638.1	2,897.9	(259.8)	(9.0%	)
Total Adjusted Gross Margin	$9,514.1	$9,588.4	$ (74.3)	(0.8%	)

Factory adjusted gross margin	26.4%	26.3%	0.1%	0.4%
Retail	64.2%	65.1%	(0.9% )	(1.4%	)
Total Adjusted Gross Margin	31.5%	32.1%	(0.6% )	(1.9%	)

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

Cost of Sales and Gross Margin

Factory gross margin decreased 20 basis points during FY 2018 compared to FY 2017 due primarily to increased production costs and product mix shift mostly offset by lower costs of certain materials. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue from the sale of yogurt and the associated higher margins.

Franchise Costs

The increase in franchise costs for FY 2018 compared to FY 2017 is due primarily to an increase in professional fees in FY 2018 compared to FY 2017. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 26.5% during FY 2018 from 24.6% during FY 2017. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of a 6.1% decrease in total royalty and marketing fees and franchise fee revenue during FY 2018 compared to FY 2017.

Sales and Marketing

The decrease in sales and marketing costs during FY 2018 compared to FY 2017 is primarily due to lower marketing-related compensation and lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined because of lower marketing fee revenues resulting from fewer franchise stores in operation.

General and Administrative

The decrease in general and administrative costs during FY 2018 compared to FY 2017 is due primarily to lower professional fees, the result of resolving legal proceedings, and lower compensation costs. During FY 2018, approximately $307,000 of U-Swirl general and administrative costs were consolidated within our results, compared with approximately $460,000 during FY 2017. As a percentage of total revenues, general and administrative expenses decreased to 10.3% in FY 2018 compared to 10.5% in FY 2017.

Retail Operating Expenses

Retail operating expenses were approximately unchanged during FY 2018 compared to FY 2017 due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of a certain underperforming Company-owned location, offset by the acquisition of a franchised location. Retail operating expenses, as a percentage of retail sales, increased to 58.1% during FY 2018 from 54.0% during FY 2017. This is primarily the result of a change in units in operation.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $796,000 during FY 2018, a decrease of 5.3% from $841,000 incurred during FY 2017. This decrease was the result of fewer Company-owned store assets in service. Depreciation and amortization included in cost of sales increased 16.7% from $448,000 during FY 2017 to $523,000 during FY 2018. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $96,700 in FY 2018 compared to net interest expense of $128,800 in FY 2017. This change was the result of lower average outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions by U-Swirl.

Income Tax Expense

We realized an income tax expense of $2,160,000 in FY 2018 compared to an income tax expense of $1,946,000 during FY 2017. As described further in Note 6 to the consolidated financial statements, the increase in the effective tax rate is primarily due to the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act.

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

COSTS AND EXPENSES

	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2017	2016	Change	Change

Cost of sales – factory	$19,181.0	$19,151.7	$29.3	0.2%
Cost of sales – retail	1,554.8	1,714.8	(160.0)	(9.3%	)
Franchise costs	2,067.5	2,452.6	(385.1)	(15.7%	)
Sales and marketing	2,658.4	2,466.5	191.9	7.8%
General and administrative	4,005.1	4,663.9	(658.8)	(14.1%	)
Retail operating	2,404.0	2,951.8	(547.8)	(18.6%	)
Total	$31,870.8	$33,401.3	$(1,530.5)	(4.6%	)

Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$6,242.8	$7,204.1	$ (961.3)	(13.3%	)
Retail	2,897.9	3,290.2	(392.3)	(11.9%	)
Total	$9,140.7	$10,494.3	$(1,353.6)	(12.9%	)

Gross Margin	For the Year Ended
	February 28 or 29,		%		%
	2017	2016	Change		Change
(Percent of Revenues)
Factory gross margin	24.6%	27.3%	(2.7%	)	(9.9%	)
Retail	65.1%	65.7%	(0.6%	)	(0.9%	)
Total	30.6%	33.5%	(2.9%	)	(8.7%	)

Adjusted Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($’s in thousands)	2017	2016	Change	Change

Factory gross margin	$6,242.8	$7,204.1	$ (961.3)	(13.3%	)
Plus: depreciation and amortization	447.7	404.4	43.3	10.7%
Factory adjusted gross margin	6,690.5	7,608.5	(918.0)	(12.1%	)
Retail	2,897.9	3,290.2	(392.3)	(11.9%	)
Total Adjusted Gross Margin	$9,588.4	$10,898.7	$(1,310.3)	(12.0%	)

Factory adjusted gross margin	26.3%	28.9%	(2.6% )	(9.0%	)
Retail	65.1%	65.7%	(0.6% )	(0.9%	)
Total Adjusted Gross Margin	32.1%	34.8%	(2.7% )	(7.8%	)

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

Liquidity and Capital Resources

As of February 28, 2018, working capital was $7.4 million compared with $7.1 million as of February 28, 2017. The increase in working capital was due primarily to our operating results less the payment of $2.8 million in cash dividends, $1.3 million in debt repayments and the purchase of $545,000 of property and equipment. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders.

Cash and cash equivalent balances increased from $5.8 million as of February 28, 2017 to $6.1 million as of February 28, 2018 as a result of cash flows generated by operating activities being more than cash flows used in financing and investing activities. The Company’s current ratio was 1.9 to 1.0 at February 28, 2018, which was the same at February 28, 2017. The Company monitors current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2018, we had net income of $2.86 million. Operating activities provided cash of $4.8 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.3 million and stock compensation expense of $0.6 million. During FY 2017, we had net income of $3.45 million, and operating activities provided cash of $5.3 million. The principal adjustment to reconcile net income to net cash provided by operating activities was depreciation and amortization of $1.3 million and stock compensation expense of $0.6 million.

During FY 2018, investing activities used cash of $340,000, primarily due to the purchases of property and equipment of $545,000 the result of investment in factory infrastructure improvements. In comparison, investing activities used cash of $1.3 million during FY 2017 primarily due to the purchases of property and equipment of $1.2 million the result of investment in factory infrastructure improvements.

Financing activities used cash of $4.1 million during FY 2018 and used cash of $4.4 million during the prior year. The decrease in cash used in financing activities was primarily due to the repurchase of $351,583 of common stock during FY 2017 with no common stock purchases during FY 2018.

The Company has a $5 million credit line for general corporate and working capital purposes, of which $5 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2018. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2018, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2019.

The Company’s long-term debt is comprised of a promissory note used to finance business acquisitions by SWRL (unpaid balance as of February 28, 2018, $2.5 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. This promissory note matures in January 2020. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of February 28, 2018, we were in compliance with all such covenants.

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

The table below presents significant contractual obligations of the Company at February 28, 2018.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Notes payable	$2,529	$1,353	$1,176	$-	$-
Operating leases	2,904	998	1,144	584	178
Other long-term obligations	284	90	164	30	-
Total	$5,717	$2,441	$2,484	$614	$178

For FY 2019, the Company anticipates making capital expenditures of approximately $1.1 million, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2019. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of February 28, 2018, we had no off-balance sheet arrangements or obligations.

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

We recorded an average expense of approximately $158,400 per year for potential uncollectible accounts over the three-year period ended February 28, 2018. Write-offs of uncollectible accounts net of recoveries averaged approximately $232,800 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 10.7% to 12.6% of gross receivables.

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

Inventories - Our inventories are stated at the lower of cost or net realizable value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2018, the Company recorded expense averaging $162,700 per year for potential inventory losses, or approximately 0.8% of total cost of sales for that period.

Consolidation – The consolidated financial statements in this Annual Report include the accounts of the Company and its subsidiaries. On January 14, 2013 we acquired a controlling interest in U-Swirl. Prior to January 14, 2013, our consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013 and continuing through February 28, 2018, the results of operations, assets and liabilities of U-Swirl have been included in our consolidated financial statements. All material inter-Company balances have been eliminated upon consolidation.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2018, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $53,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2018, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of February 28, 2018, $2.5 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rocky Mountain Chocolate Factory, Inc.

Durango, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. (the "Company") as of February 28, 2018 and 2017, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each year in the three-year period ended February 28, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each year in the three-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

Denver, Colorado

May 15, 2018

We have served as the Company's auditor since 2004.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2018	2017	2016
Revenues
Sales	$30,167,760	$29,876,507	$31,360,745
Franchise and royalty fees	7,906,935	8,419,870	9,096,150
Total revenues	38,074,695	38,296,377	40,456,895

Costs and Expenses
Cost of sales	21,176,711	20,735,739	20,866,482
Franchise costs	2,097,555	2,067,530	2,452,609
Sales & marketing	2,489,483	2,658,421	2,466,469
General and administrative	3,904,560	4,005,142	4,663,914
Retail operating	2,389,296	2,404,003	2,951,783
Depreciation and amortization, exclusive of depreciation and amortization expense of $523,034, $447,651 and $404,391, respectively, included in cost of sales	796,221	841,058	1,015,910
Impairment of long-lived assets and goodwill	-	-	2,326,742
Restructuring charges	-	60,000	-

Total costs and expenses	32,853,826	32,771,893	36,743,909

Operating Income	5,220,869	5,524,484	3,712,986

Other Income (Expense)
Interest expense	(121,244)	(170,351)	(216,600)
Interest income	24,578	41,572	48,745
Other, net	(96,666)	(128,779)	(167,855)

Income Before Income Taxes	5,124,203	5,395,705	3,545,131

Income Tax Expense (Benefit)	2,160,295	1,945,589	(261,400)

Net Income	2,963,908	3,450,116	3,806,531
Less: Net loss attributable to non-controlling interest	-	-	(619,376)

Net Income attributable to RMCF stockholders	$2,963,908	$3,450,116	$4,425,907

Basic Earnings per Common Share	$0.50	$0.59	$0.75
Diluted Earnings per Common Share	$0.50	$0.58	$0.73

Weighted Average Common Shares Outstanding	5,884,337	5,843,245	5,893,618

Dilutive Effect of Employee Stock Awards	96,099	150,447	201,856
Weighted Average Common Shares Outstanding, Assuming Dilution	5,980,436	5,993,692	6,095,474

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$6,072,984	$5,779,195
Accounts receivable, less allowance for doubtful accounts of $479,472 and $487,446, respectively	3,897,334	3,855,823
Notes receivable, current portion, less current portion of the valuation allowance of $9,000 and $22,147, respectively	105,540	235,612
Refundable income taxes	342,863	47,863
Inventories, less reserve for slow moving inventory of $357,706 and $249,051, respectively	4,842,474	4,975,779
Other	310,173	256,548
Total current assets	15,571,368	15,150,820

Property and Equipment, Net	6,166,240	6,457,931

Other Assets
Notes receivable, less current portion and allowance for doubtful accounts of $17,500 and $26,500, respectively	235,983	370,769
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	4,433,927	4,826,172
Intangible assets, net	587,377	632,207
Deferred income taxes	835,463	858,874
Other	63,333	74,639
Total other assets	7,203,027	7,809,605
Total Assets	$28,940,635	$29,418,356

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,352,893	$1,302,501
Accounts payable	1,647,991	1,820,470
Accrued salaries and wages	644,005	608,510
Gift card liabilities	3,057,131	2,921,585
Other accrued expenses	325,034	253,497
Dividend payable	708,652	702,525
Deferred income	471,910	451,171
Total current liabilities	8,207,616	8,060,259

Long-Term Debt, Less Current Maturities	1,176,416	2,529,240

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value per share, 46,000,000 shares authorized, 5,903,436 and 5,854,372 issued, and 5,903,436 and 5,854,372 outstanding, respectively	5,903	5,854
Additional paid-in capital	6,131,147	5,539,357
Retained earnings	13,419,553	13,283,646
Total stockholders’ equity	19,556,603	18,828,857

Total Liabilities and Stockholders’ Equity	$28,940,635	$29,418,356

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2018	2017	2016
Common Stock
Balance at beginning of year	$5,854	$5,839	$180,384
Exchange of $.03 par value per share for $.001 par value per share common stock	-	-	(174,371)
Repurchase and retirement of common stock	-	(35)	(233)
Issuance of common stock	5	2	4
Exercise of stock options, vesting of restricted stock units and other	44	48	55
Balance at end of year	5,903	5,854	5,839

Additional Paid-In Capital
Balance at beginning of year	5,539,357	5,340,190	7,163,092
Exchange of $.03 par value per share for $.001 par value per share common stock	-	-	174,371
Repurchase and retirement of common stock	-	(351,548)	(3,030,475)
Issuance of common stock	59,095	20,418	61,036
Exercise of stock options, vesting of restricted stock units and other	532,695	564,425	602,498
Transfers from non-controlling interest	-	-	349,800
Tax (expense) benefit from employee stock transactions	-	(34,128)	19,868
Balance at end of year	6,131,147	5,539,357	5,340,190

Retained Earnings
Balance at beginning of year	13,283,646	13,132,879	11,524,708
Net income attributable to RMCF stockholders	2,963,908	3,450,116	4,425,907
Cash dividends declared	(2,828,001)	(2,806,583)	(2,817,736)
Correction of immaterial error[1]	-	(492,766)	-
Balance at end of year	13,419,553	13,283,646	13,132,879

Non-controlling Interest in Equity of Subsidiary
Balance at beginning of year	-	-	869,671
Net loss	-	-	(619,376)
Deductions	-	-	(310,995)
Contributions	-	-	60,700
Balance at end of year	-	-	-

Total Stockholders’ Equity	$19,556,603	$18,828,857	$18,478,908

Common Shares
Balance at beginning of year	5,854,372	5,839,396	6,012,799
Repurchase and retirement of common stock	-	(35,108)	(233,302)
Issuance of common stock	5,000	2,000	4,000
Exercise of stock options, vesting of restricted stock units and other	44,064	48,084	55,899
Balance at end of year	5,903,436	5,854,372	5,839,396

1 As revised. Refer to Note 16 for information on immaterial correction of errors in prior period.

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$2,963,908	$3,450,116	$3,806,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,319,255	1,288,709	1,420,301
Provision for loss on accounts and notes receivable	166,868	138,125	171,000
Provision for inventory loss	225,858	100,049	76,695
Asset impairment and store closure losses	-	-	2,319,003
Loss on sale of assets	38,496	37,112	90,149
Expense recorded for stock compensation	591,839	584,893	763,094
Deferred income taxes	23,411	262,248	(1,878,205)
Changes in operating assets and liabilities:
Accounts receivable	(229,948)	(128,404)	364,767
Refundable income taxes	(295,000)	(47,863)	172,945
Inventories	(365,323)	(2,735)	144,454
Other assets	(54,091)	29,442	24,415
Accounts payable	96,491	(87,657)	(310,533)
Accrued liabilities	242,578	(293,402)	154,800
Deferred income	33,270	(9,619)	(531,331)
Net cash provided by operating activities	4,757,612	5,321,014	6,788,085

Cash Flows From Investing Activities:
Additions to notes receivable	(14,293)	(133,202)	(46,489)
Proceeds received on notes receivable	230,637	318,219	368,122
(Cost of) proceeds from sale or distribution of assets	(7,926)	39,045	23,692
Intangible assets	(8,508)	(312,947)	(83,103)
Decrease (increase) in other assets	5,529	34,479	(212,860)
Purchase of property and equipment	(544,956)	(1,238,472)	(743,251)
Net cash used in investing activities	(339,517)	(1,292,878)	(693,889)

Cash Flows From Financing Activities:
Payments on long-term debt	(1,302,432)	(1,253,392)	(1,207,234)
Repurchase of common stock	-	(351,583)	(3,030,708)
Tax (expense) benefit of stock option exercise	-	(34,128)	19,868
Dividends paid	(2,821,874)	(2,804,786)	(2,838,545)
Net cash used in financing activities	(4,124,306)	(4,443,889)	(7,056,619)

Net Increase (Decrease) In Cash And Cash Equivalents	293,789	(415,753)	(962,423)

Cash And Cash Equivalents At Beginning Of Year	5,779,195	6,194,948	7,157,371

Cash And Cash Equivalents At End Of Year	$6,072,984	$5,779,195	$6,194,948

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation) and Aspen Leaf Yogurt, LLC (“ALY”), its 46%-owned subsidiary, U-Swirl, Inc. (“SWRL”), and U-Swirl International, Inc. (“U-Swirl”), a wholly-owned subsidiary as of February 29, 2016 (collectively, the “Company”).

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

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini,” which we also acquired in January 2013, to U-Swirl, Inc. (“SWRL”), in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of February 28, 2018). Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. The SWRL Board of Directors is composed solely of board members also serving on our Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of February 28, 2018, SWRL had no operating assets.

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 28, 2018:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	5	5
Franchise stores – Domestic stores and kiosks	8	183	191
International License Stores	1	67	68
Cold Stone Creamery – co-branded	6	87	93
U-Swirl cafés (Including all associated brands)
Company-owned cafés	-	2	2
Company-owned cafés – co-branded	-	3	3
Franchise and license stores – North American cafés	*	103	103
Franchise stores – North American – co-branded	*	12	12
International franchise cafés	-	1	1
Total	15	463	478

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As described above, on January 14, 2013, the Company acquired a controlling interest in SWRL. Prior to January 14, 2013, the Company’s consolidated financial statements excluded the financial information of SWRL. Beginning on January 14, 2013, the results of operations, assets and liabilities of SWRL have been included in these consolidated financial statements. The Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of U-Swirl, Inc. as of February 29, 2016. As of February 29, 2016, U-Swirl, Inc. had no assets. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $5.6 million at February 28, 2018.

Accounts and Notes Receivable

In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2018, the Company has $368,023 of notes receivable outstanding and an allowance for doubtful accounts of $26,500 associated with these notes. The notes require monthly payments and bear interest rates ranging from 4.5% to 6%. The notes mature through September 2022 and approximately $349,000 of notes receivable are secured by the assets financed.

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

Income Taxes

The Company provides for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical U-Swirl losses, prior to FY 2016 the Company established a full valuation allowance on the Company’s deferred tax assets. During FY 2016 the Company took possession of the outstanding equity in U-Swirl. As a result of the Company’s ownership increasing to 100%, the Company began filing consolidated income tax returns in FY 2017. Because of this change, the Company has recognized the full value of deferred tax assets that had full valuation allowances prior to FY 2016. During the fourth quarter of FY 2017 the Company further evaluated the value of deferred tax assets and determined that the assets are restricted due to a limitation on the deductibility of future losses in accordance with Section 382 of the Internal Revenue Code as a result of the foreclosure transaction. The correction of this immaterial error to the Company’s balance sheet is further described in Note 16. The Company's temporary differences are listed in Note 6.

Gift Card Breakage

The Company and its franchisees sell gift cards that are redeemable for product in our stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included in accounts payable and accrued liabilities in the balance sheets.

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company is in the process of obtaining a legal opinion regarding the necessity to submit unclaimed property to any states and is accumulating sufficient historical redemption patterns to calculate breakage estimates related to unredeemed gift cards. This breakage rate is based on a percentage of sales when the likelihood of the redemption of the gift card becomes remote. When the Company has sufficient historical redemption patterns to calculate breakage estimates, the gift card breakage will be recognized over the same performance period, and in the same proportion, that the Company’s data has demonstrated that gift cards are redeemed. As the Company is in the process of obtaining a legal opinion regarding the necessity to submit unclaimed property to any states and is accumulating sufficient historical redemption patterns to calculate breakage estimates, the Company did not recognize gift card breakage during the year ended February 28, 2018 or 2017. Accrued gift card liability was $3,057,131 and $2,921,585 at February 28, 2018 and 2017, respectively.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of the Company’s reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. On February 29, 2016 RMCF repossessed all stock in U-Swirl International, Inc. pledged as collateral on the Loan Agreement with SWRL. This was the result of SWRL’s inability to repay the Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016, U-Swirl had $1,930,529 of goodwill recorded as a result of past business acquisitions. In the fourth quarter of FY 2016, RMCF performed a test of impairment as a result of the change in ownership and the result of the Company’s test indicated a full impairment of the U-Swirl goodwill. The Company’s testing and impairment is described in Note 13 to the financial statements.

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

Rebates

Rebates received from purveyors that supply products to the Company’s franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to Company-owned locations are offset against operating costs.

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

In certain instances, the Company is required to pay a portion of franchise fee revenue, or royalty fees to parties the Company has contracted with to assist in developing and growing a brand. The agreements generally include Development Agents, or commissioned brokers who are paid a portion of the initial franchise fee, a portion of the ongoing royalty fees, or both. When such agreements exist, the Company reports franchise fee and royalty fee revenues net of the amount paid, or due, to the agent/broker.

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

Vulnerability Due to Certain Concentrations

Revenue from one customer of the Company’s Manufacturing segment represented approximately $5.1 million or 13% of the Company’s revenues during the year ended February 28, 2018. The Company’s future results may be adversely impacted by a change in the purchases of this customer.

Stock-Based Compensation

At February 28, 2018, the Company had stock-based compensation plans, which currently consists solely of the Company’s 2007 Equity Incentive Plan, for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $591,839, $584,893, and $763,094 related equity-based compensation expense during the years ended February 28 or 29, 2018, 2017 and 2016, respectively. Compensation costs related to share-based compensation are generally recognized over the vesting period.

Beginning March 1, 2017, the Company adopted ASU No. 2019-09, which requires recognition of excess tax benefits and tax deficiencies in the income statement. Prior to March 1, 2017 tax benefits or expense resulting from the difference in the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax benefit or (expense) included in net cash provided by financing activities for the years ended February 28 or 29, 2017 and 2016 was $(34,128) and $19,868, respectively.

During FY 2018 and 2017, the Company granted no restricted stock units. There were no stock options granted to employees during FY 2018 or FY 2017. The restricted stock unit grants generally vest 17-20% annually over a period of five to six years. The Company recognized $532,739 of consolidated stock-based compensation expense related to these grants during FY 2018 compared with $564,473 in FY 2017. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2018 was $620,753, which is expected to be recognized over the weighted average period of 1.3 years.

The Company did not issue any fully vested, unrestricted shares of stock to non-employee directors during the year ended February 28, 2018 compared to 2,000 shares issued during the year ended February 28, 2017. In connection with these non-employee director stock issuances, the Company recognized $0 and $20,420 of stock-based compensation expense during year ended February 28, 2018 and 2017, respectively.

During the year ended February 28, 2018, the Company issued 5,000 shares of common stock under the Company’s equity incentive plan to an independent contractor providing information technology consulting services to the Company. These shares were issued as a part of the compensation for services rendered to the Company by the contractor. Associated with this unrestricted stock award, the Company recognized $59,100 in stock-based compensation expense during the year ended February 28, 2018.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. Following the expiration of all outstanding options, during FY 2018 and FY 2017, no stock options were excluded from diluted shares. During FY 2016, 12,936 of stock options were excluded from diluted shares as their effect was anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $355,678, $279,698, and $215,314 for the fiscal years ended February 28 or 29, 2018, 2017 and 2016, respectively. Total advertising expense for U-Swirl and its brands amounted to $222,093, $335,771, and $460,034 for the fiscal years ended February 28 or 29, 2018, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes payable and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us in the first quarter of the Company’s fiscal year 2019, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. This guidance is applicable to the Company's fiscal year beginning March 1, 2018. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for the Company’s international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective franchise store or entry into a license agreement. The new guidance will generally require these fees to be recognized over the term of the related agreement, which the Company expects will result in a material impact to revenue recognized for franchise fees, license fees and renewal fees; the Company is still in the process of quantifying the material impact. The Company does not expect this new guidance to materially impact the recognition of royalty income or sales of products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of marketing and advertising fee revenues and expenses, in addition to the impact on accounting policies and related disclosures.  The Company anticipates that contract fulfillment costs under ASC Topic 606 will have no material impact to the Company's consolidated statements of income and statements of cash flows. The Company's current policy is to recognize initial franchise fees when a franchise location opens or at the start of a new agreement term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. As a result, initial fees received will most likely be recognized over the franchise term. The cumulative adjustment to be recorded as contract liabilities, upon adoption, is expected to be approximately 15% of the Company's consolidated total liabilities. No impact to the Company's consolidated statements of cash flows is expected as the initial fees will continue to be collected upon the signing of the franchise agreement or the beginning of a new franchise term.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

	2018	2017
Ingredients and supplies	$2,764,727	$3,021,220
Finished candy	2,371,610	2,137,609
U-Swirl food and packaging	63,843	66,001
Reserve for slow moving inventory	(357,706)	(249,051)
Total inventories	$4,842,474	$4,975,779

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2018	2017
Land	$513,618	$513,618
Building	4,905,103	4,787,855
Machinery and equipment	10,686,631	10,598,355
Furniture and fixtures	1,067,788	1,047,319
Leasehold improvements	1,568,260	1,531,112
Transportation equipment	434,091	418,402
Asset impairment	(62,891)	(47,891)
	19,112,600	18,848,770

Less accumulated depreciation	12,946,360	12,390,839
Property and equipment, net	$6,166,240	$6,457,931

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2018, the Company had a $5 million working capital line of credit from Wells Fargo Bank, N.A., collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 50% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at LIBOR plus 2.25% (3.9% at February 28, 2018). At February 28, 2018, $5 million was available for borrowings under the line of credit, subject to borrowing base limitations. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2018, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2019 and the Company believes it is likely to be renewed on terms similar to current terms.

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

Long-term debt consists of the following at February 28:

	2018	2017
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by substantially all business assets.	$2,529,309	$3,831,741
Less current maturities	1,352,893	1,302,501
Long-term obligations	$1,176,416	$2,529,240

The following is a schedule by year of maturities of long-term debt for the years ending February 28 or 29:

2019	$1,352,893
2020	1,176,416
Total	$2,529,309

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2019	$572,000
2020	272,000
2021	49,000
2022	49,000
2023	49,000
Thereafter	145,000
Total	$1,136,000

The Company acts as primary lessee of some franchised store premises, which the Company then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. The Company’s current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At March 31, 2018, the Company was the primary lessee at three of the Company’s 297 domestic franchised stores and 1 former office space.

In some instances, the Company has leased space for its Company-owned locations that are now occupied by franchisees. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease. The Company's liability as primary lessee on sublet franchise outlets, all of which is fully offset by sublease rentals, is as follows for the years ending February 28 or 29:

2019	$90,000
2020	81,000
2021	83,000
2022	29,000
Total	$283,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2018	2017	2016
Minimum rentals	$1,270,240	$944,938	$1,187,003
Less sublease rentals	(603,000)	(318,000)	(479,000)
Contingent rentals	26,100	25,200	22,200
	$693,340	$652,138	$730,203

In FY 2018, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2019	$117,000
2020	121,000
2021	125,000
2022	129,000
2023	134,000
Thereafter	34,000
Total	$660,000

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2019	$310,000
2020	288,000
2021	288,000
2022	223,000
Total	$1,109,000

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2018	2017	2016
225,992	220,791	182,006

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2018, the Company was contracted for approximately $529,000 of raw materials under such agreements.

NOTE 6 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

	2018	2017	2016
Current
Federal	$1,916,720	$1,411,126	$1,420,811
State	220,164	272,214	195,993
Total Current	2,136,884	1,683,340	1,616,804

Deferred
Federal	55,658	240,233	(1,725,919)
State	(32,247)	22,015	(152,286)
Total Deferred	23,411	262,248	(1,878,205)
Total	$2,160,295	$1,945,588	$(261,401)

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2018	2017	2016
Statutory rate	31.9%	34.0%	34.0%
State income taxes, net of federal benefit	2.4%	3.6%	0.8%
Domestic production deduction	(0.9% )	(1.1% )	(3.0%	)
Work opportunity tax credits	(0.2% )	(0.4% )	-
Statutory rate change	-	-	(1.6%	)
Other	0.8%	0.0%	0.5%
U-Swirl loss carryforward recognized	-	-	(1.8%	)
Valuation allowance, U-Swirl Consolidated loss	-	-	(36.3%	)
Impact of Tax Reform	8.2%	-	-
Effective rate – provision (benefit)	42.2%	36.1%	(7.4%	)

The components of deferred income taxes at February 28 are as follows:

Deferred Tax Assets	2018	2017
Allowance for doubtful accounts and notes	$124,469	$198,354
Inventories	86,938	90,027
Accrued compensation	130,049	188,002
Loss provisions and deferred income	817,945	1,175,351
Self-insurance accrual	38,868	37,000
Amortization	520,379	782,683
Restructuring charges	98,728	148,494
U-Swirl accumulated net loss	258,173	164,035
Valuation allowance	(98,728)	(148,494)
Net deferred tax assets	1,976,821	2,635,452

Deferred Tax Liabilities
Depreciation and amortization	(1,066,113)	(1,683,778)
Prepaid expenses	(75,245)	(92,800)
Deferred tax liabilities	$(1,141,358)	$(1,776,578)

Net deferred tax assets	$835,463	$858,874

The following table summarizes deferred income tax valuation allowances as of February 28:

	2018	2017
Valuation allowance at beginning of period	$148,494	$148,494
Tax expense (benefits) realized by valuation allowance	-	-
Tax benefits released from valuation allowance	-	-
Impact of Tax Reform	(49,766)	-
Valuation allowance at end of period	$98,728	$148,494

Income tax expense for the year ended February 28, 2018 increased from the year ended February 28, 2017, primarily as a result the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act. The revaluation of deferred tax assets and liabilities resulted in income tax expense of approximately $421,000 recognized in consideration of the lower enacted rate. The tax benefit realized for the year ended February 29, 2016 was primarily due to the tax consequences of a change in the controlling interest in U-Swirl and foreclosure upon the stock of U-Swirl. During FY 2016 an income tax benefit of approximately $2,149,000 was recognized as a result of the company foreclosing upon the interest in U-Swirl and recognizing deferred tax assets and loss carry forwards that previously had full valuation allowances when RMCF had less than an 80% ownership interest. Resulting from this foreclosure, the Company now consolidates U-Swirl within the Company’s income tax returns. U-Swirl and RMCF filed consolidated income tax returns beginning with FY 2017.

For the year ended February 29, 2016 and prior periods, the financial statements presented represent the consolidated statements of two separate consolidated groups for income tax purposes. RMCF has filed income tax returns consolidating the results of Rocky Mountain Chocolate Factory and its wholly owned subsidiary, ALY. SWRL has filed a separate consolidated income tax return for the results of U-Swirl, Inc. and its wholly owned subsidiary, U-Swirl. RMCF and SWRL have filed separate income tax returns because RMCF owned only 39% of SWRL. Beginning on March 1, 2016, the results of U-Swirl have been included in RMCF’s consolidated income tax returns. This is a result of the foreclosure of RMCF on the outstanding stock of U-Swirl in satisfaction of debt between RMCF and SWRL.

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2013. The Company’s federal income tax returns have been examined for the years ended February 28, 2015 and 2014 and the examination did not result in any changes to the income tax returns filed for these years.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that, with the exception of the deferred tax asset related to restructuring charges, it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2018.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28, 2018 or 2017. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2018 and 2017.

As of February 29, 2016, the Company foreclosed on the outstanding equity of U-Swirl and U-Swirl was consolidated for income tax purposes. SWRL, along with U-Swirl has historically filed its own consolidated federal income tax return and reported its own Federal net operating loss carry forward. As of February 28, 2015, SWRL had recorded a full valuation allowance related to the realization of its deferred income tax assets. As of February 29, 2016, a portion of the U-Swirl deferred tax assets were recognized as a result of it becoming more likely than not that some of these assets would be realized in the future as a result of RMCF and U-Swirl filing a consolidated income tax return.

In accordance with Section 382 of the Internal Revenue Code, deductibility of SWRL’s and U-Swirl’s Federal net operating loss carryovers may be subject to annual limitation in the event of a change in control. The Company has performed a preliminary evaluation as to whether a change in control has taken place, and have concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its controlling ownership interest in January 2013 and again in February 2016 when the Company foreclosed on the stock of U-Swirl. The initial limitations will continue to limit deductibility of SWRL’s and U-Swirl’s net operating loss carryovers, but the annual loss limitation will be deductible to RMCF and U-Swirl International Inc. upon the filing of joint tax returns in FY 2017 and future years.

The Company estimates that the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1,050,000 with a resulting deferred tax asset of approximately $258,173. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of per share of common stock on March 10, 2017 to stockholders of record on February 24, 2017. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 16, 2017 to stockholders of record on June 6, 2017. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 15, 2017 to stockholders of record on September 5, 2017. The Company paid a quarterly cash dividend of $0.12 per share of common stock on December 8, 2017 to stockholders of record on November 24, 2017. The Company declared a quarterly cash dividend of $0.12 per share of common stock on February 15, 2018, which was paid on March 16, 2018 to stockholders of record on March 6, 2018.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During FY 2017, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. The Company did not repurchase any shares during the twelve months ended February 28, 2018. As of February 28, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2014, stockholders approved an amendment of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards. The following table summarizes stock awards under the 2007 Plan as of February 28, 2018:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendment:	300,000
Available for award:	685,340
Cancelled/forfeited:	196,325
Shares awarded as unrestricted shares, stock options or restricted stock units:	(552,076)

Shares available for award:	329,589

Information with respect to stock option awards outstanding under the 2007 Plan at February 28, 2018, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2018	2017	2016
Outstanding stock options at beginning of year:	-	12,936	12,936
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	(12,936)	-
Outstanding stock options as of February 28 or 29:	-	-	12,936

Weighted average exercise price	n/a	n/a	$12.94
Weighted average remaining contractual term (in years)	n/a	n/a	0.04

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 28, 2018, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2018	2017	2016
Outstanding non-vested restricted stock units at beginning of year:	123,658	181,742	237,641
Granted	-	-	-
Vested	(44,064)	(48,084)	(55,899)
Cancelled/forfeited	(2,000)	(10,000)	-
Outstanding non-vested restricted stock units as of February 28 or 29:	77,594	123,658	181,742

Weighted average grant date fair value	$12.16	$12.21	$12.22
Weighted average remaining vesting period (in years)	1.27	2.23	3.22

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

FY 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$6,004,897	$27,491,089	$1,876,021	$4,142,085	$-	$39,514,092
Intersegment revenues	(4,882)	(1,434,515)	-	-	-	(1,439,397)
Revenue from external customers	6,000,015	26,056,574	1,876,021	4,142,085	-	38,074,695
Segment profit (loss)	2,623,081	5,791,980	(37,102)	542,073	(3,795,829)	5,124,203
Total assets	1,157,158	12,729,659	1,134,876	8,125,171	5,793,771	28,940,635
Capital expenditures	15,429	429,545	33,056	11,899	55,027	544,956
Total depreciation & amortization	$46,087	$540,033	$32,567	$576,162	$124,406	$1,319,255

FY 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,951,055	$26,678,514	$1,710,734	$5,216,076	$-	$39,556,379
Intersegment revenues	(5,332)	(1,254,670)	-	-	-	(1,260,002)
Revenue from external customers	5,945,723	25,423,844	1,710,734	5,216,076	-	38,296,377
Segment profit (loss)	2,495,709	5,609,957	128,024	1,017,395	(3,855,380)	5,395,705
Total assets	1,216,241	12,900,070	1,101,461	9,124,822	5,075,762	29,418,356
Capital expenditures	15,480	966,619	17,047	40,924	198,402	1,238,472
Total depreciation & amortization	$54,053	$463,996	$14,755	$622,654	$133,251	$1,288,709

FY 2016	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,947,769	$27,726,443	$1,622,906	$6,535,646	$-	$41,832,764
Intersegment revenues	(5,185)	(1,370,684)	-	-	-	(1,375,869)
Revenue from external customers	5,942,584	26,355,759	1,622,906	6,535,646	-	40,456,895
Segment profit (loss)	2,608,351	6,731,221	(2,591)	(2,128,649)	(3,663,201)	3,545,131
Total assets	1,205,616	11,980,933	1,008,783	10,126,209	5,994,184	30,315,725
Capital expenditures	76,762	432,473	3,306	66,476	164,234	743,251
Total depreciation & amortization	$36,908	$406,082	$18,236	$802,953	$156,122	$1,420,301

Revenue from one customer of the Company’s Manufacturing segment represented approximately $5.1 million, or 13.4 percent, of the Company’s revenues from external customers during the year ended February 28, 2018, compared to $4.1 million, or 10.6 percent of the Company’s revenues from external customers during the year ended February 28, 2017.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid for:	2018	2017	2016
Income taxes paid	$2,431,884	$1,997,751	$1,383,805
Interest, net	102,640	129,927	170,709
Accrued Inventory	258,247	531,017	298,032

Non-Cash Financing Activities:
Dividend payable	708,652	702,525	700,728

Non-Cash Investing Activities:
Sale or distribution of assets in exchange for notes receivable
Long-lived assets	-	20,989	127,500
Other assets	$-	$-	$75,000

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2018, 2017 and 2016, the Company’s contribution was approximately $68,000, $66,000, and $62,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2018 and 2017:

Fiscal Quarter

	First	Second	Third	Fourth	Total
2018
Total revenue	$9,346,447	$8,266,691	$9,961,572	$10,499,985	$38,074,695
Gross margin	2,191,974	2,210,910	2,311,579	2,276,586	8,991,049
Net income	813,672	928,284	751,056	470,896	2,963,908
Basic earnings per share	0.14	0.16	0.13	0.08	0.50
Dilute earnings per share	$0.14	$0.16	$0.13	$0.08	$0.50

Fiscal Quarter

	First	Second	Third	Fourth	Total
2017
Total revenue	$9,376,199	$8,601,962	$9,955,239	$10,362,977	$38,296,377
Gross margin	2,222,405	2,289,011	2,706,456	1,922,896	9,140,768
Net income	731,834	974,813	1,011,799	731,670	3,450,116
Basic earnings per share	0.13	0.17	0.17	0.13	0.59
Diluted earnings per share	$0.12	$0.16	$0.17	$0.12	$0.58

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28:

				2018		2017
	Amortization Period			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$212,653	$220,778	$211,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	136,087	715,339	92,758
Franchise Rights		20		5,979,637	1,545,710	5,971,129	1,144,957
Total				7,467,557	2,446,253	7,459,049	2,000,670
Intangible assets not subject to amortization
Franchising segment
Company stores goodwill				1,099,328	267,020	1,099,328	267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark-indefinite life				20,000	-	20,000	-
Total				1,709,328	662,384	1,709,328	662,384

Total intangible assets				$9,176,885	$3,108,637	$9,168,377	$2,663,054

Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

On February 29, 2016, RMCF foreclosed on all stock in U-Swirl pledged as collateral on the SWRL Loan Agreement. As described in Note 1, this was the result of SWRL’s inability to repay the SWRL Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016, U-Swirl had $1,930,529 of Goodwill recorded as a result of past business acquisitions. The Company performed a test of impairment in conjunction with the change in ownership and the result of the Company’s test indicated a full impairment of the U-Swirl goodwill. The Company recognized an impairment loss of $1,930,529 to reduce the carrying value of Goodwill to the fair value. In making this determination the Company reviewed the fair value of U-Swirl compared to its carrying value. In performing this testing, the Company focused on the actual performance of the acquired businesses that created the initial recognition of the goodwill, as well as U-Swirl’s past performance and future expected performance. Because of the significant underperformance of the acquired businesses as well as U-Swirl the Company determined that the carrying value of the reporting unit exceeded its fair value.

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

Amortization expense related to intangible assets totaled $446,050, $427,840, and $378,373 during the fiscal years ended February 28 or 29, 2018, 2017 and 2016, respectively.

At February 28, 2018, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2019	$452,069
2020	438,912
2021	427,203
2022	404,022
2023	389,119
Thereafter	2,909,979
Total	$5,021,304

NOTE 14 – IMPAIRMENT OF LONG-LIVED RETAIL ASSETS AND RESTRUCTURING CHARGES

Restructuring and acquisition charges consisted of lease settlement costs of $60,000 during FY 2017 and impairment of Leasehold improvements, property and equipment impairment of long-lived assets and goodwill of $2,326,742 during FY 2016. There were no impairment or restructuring charges incurred during FY 2018.

NOTE 15 – SUBSEQUENT EVENTS

On May 10, 2018, the Company announced that its Board of Directors has declared a first quarter FY2019 cash dividend of $0.12 per common share outstanding. The cash dividend will be payable June 15, 2018 to shareholders of record at the close of business June 5, 2018.

NOTE 16 – IMMATERIAL REVISION OF PREVIOUSLY REPORTED INCOME TAXES AND DEFERRED TAX LIABILITIES

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2018, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2018.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2018, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2018.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plans as of February 28, 2018, which consists solely of the Company’s 2007 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	77,594	n/a	329,589
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	77,594	n/a	329,589

(1) Awards outstanding under the 2007 Equity Incentive Plan as of February 28, 2018 consist of 77,594 unvested restricted stock units. The weighted-average exercise price is calculated solely with respect to the outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2018.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this Annual Report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2018
Valuation Allowance for Accounts and Notes Receivable	536,093	166,868	196,989	505,972

Year Ended February 29, 2017
Valuation Allowance for Accounts and Notes Receivable	670,471	138,125	272,503	536,093

Year Ended February 28, 2016
Valuation Allowance for Accounts and Notes Receivable	729,060	171,000	229,589	670,471

3. Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated September 13, 2017, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2017

10.8	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 (File No. 000-14749)

10.9	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.10*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 15, 2018	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2018	/s/ Franklin E. Crail
FRANKLIN E. CRAIL Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: May 15, 2018	/s/ Brett P. Seabert
Brett P. Seabert, Director

Date: May 15, 2018	/s/ Lee N. Mortenson
LEE N. MORTENSON, Director

Date: May 15, 2018	/s/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 15, 2018	/s/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director