Form 10-Q
period 2018-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2018-07-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On June 29, 2018, the registrant had outstanding 5,905,436 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2018	2017
Revenues
Sales	$6,582,049	$7,206,939
Franchise and royalty fees	1,784,036	2,139,508
Total revenues	8,366,085	9,346,447

Costs and Expenses
Cost of sales	4,665,242	5,014,965
Franchise costs	493,250	514,792
Sales and marketing	588,250	626,352
General and administrative	914,447	1,128,706
Retail operating	562,472	572,824
Depreciation and amortization, exclusive of depreciation and amortization expense of $136,505 and $125,616, respectively, included in cost of sales	301,000	194,934
Restructuring charges	58,188	-

Total costs and expenses	7,582,849	8,052,573

Income from Operations	783,236	1,293,874

Other Income (Expense)
Interest expense	(22,639)	(35,189)
Interest income	4,577	7,218
Other, net	(18,062)	(27,971)

Income Before Income Taxes	765,174	1,265,903

Income Tax Provision	188,230	452,231

Consolidated Net Income	$576,944	$813,672

Basic Earnings per Common Share	$.10	$.14
Diluted Earnings per Common Share	$.10	$.14

Weighted Average Common Shares Outstanding - Basic	5,905,414	5,854,372
Dilutive Effect of Restricted Stock Units	77,594	123,366
Weighted Average Common Shares Outstanding - Diluted	5,983,008	5,977,738

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2018	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,302,887	$6,072,984
Accounts receivable, less allowance for doubtful accounts of $502,962 and $479,472, respectively	3,201,929	3,897,334
Notes receivable, current portion, less current portion of the valuation allowance of $10,600 and $9,000, respectively	90,658	105,540
Refundable income taxes	107,417	342,863
Inventories, less reserve for obsolete inventory of $381,649 and $357,706, respectively	5,219,447	4,842,474
Other	479,046	310,173
Total current assets	15,401,384	15,571,368

Property and Equipment, Net	6,003,097	6,166,240

Other Assets
Notes receivable, less current portion and valuation allowance of $15,900 and $17,500, respectively	217,167	235,983
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	4,245,175	4,433,927
Intangible assets, net	564,842	587,377
Deferred income taxes	587,862	835,463
Other	71,624	63,333
Total other assets	6,733,614	7,203,027
Total Assets	$28,138,095	$28,940,635

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long term debt	$1,365,473	$1,352,893
Accounts payable	1,424,877	1,647,991
Accrued salaries and wages	778,879	644,005
Gift card liabilities	763,072	3,057,131
Other accrued expenses	348,017	325,034
Dividend payable	708,652	708,652
Deferred revenue	291,036	471,910

Total current liabilities	5,680,006	8,207,616

Long-Term Debt, Less Current Maturities	829,881	1,176,416
Deferred Revenue, Less Current Portion	1,121,578	-

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 250,000 authorized; 0 shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $0.001 par value, 46,000,000 shares authorized, 5,905,436 shares and 5,903,436 shares issued and outstanding, respectively	5,905	5,903
Additional paid-in capital	6,286,952	6,131,147
Retained earnings	14,213,773	13,419,553
Total stockholders’ equity	20,506,630	19,556,603
Total Liabilities and Stockholders’ Equity	$28,138,095	$28,940,635

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended May 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$576,944	$813,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437,505	320,550
Provision for loss on accounts and notes receivable	23,400	29,400
Provision for obsolete inventory	24,185	16,896
Asset impairment and store closure losses	44,000	-
Loss on sale of property and equipment	17,056	15,617
Expense recorded for stock based compensation	155,807	134,415
Deferred income	-	66,770
Contract liabilities	(78,883)	-
Deferred income taxes	(54,493)	(100,640)
Changes in operating assets and liabilities:
Accounts receivable	672,005	1,089,011
Inventories	(916,261)	(92,691)
Other current assets	(168,990)	(68,236)
Accounts payable	291,989	278,380
Accrued liabilities	349,987	406,164
Net cash provided by operating activities	1,374,251	2,909,308

Cash Flows From Investing Activities
Proceeds received on notes receivable	33,698	66,196
Proceeds from (Costs of) sale or distribution of assets	500	(11,950)
Purchase of intangible assets	-	(8,508)
Purchases of property and equipment	(130,572)	(76,726)
Other	(5,366)	8,297
Net cash used in investing activities	(101,740)	(22,691)

Cash Flows From Financing Activities
Payments on long-term debt	(333,955)	(321,831)
Dividends paid	(708,653)	(702,524)
Net cash used in financing activities	(1,042,608)	(1,024,355)

Net Increase in Cash and Cash Equivalents	229,903	1,862,262

Cash and Cash Equivalents, Beginning of Period	6,072,984	5,779,195

Cash and Cash Equivalents, End of Period	$6,302,887	$7,641,457

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), Aspen Leaf Yogurt, LLC, a Colorado limited liability company (“ALY”), and U-Swirl International, Inc., a Nevada corporation (“U-Swirl”), and its 46%-owned subsidiary, U-Swirl, Inc. (“SWRL”), of which RMCF had financial control until February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In January 2013, through its wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini,” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of May 31, 2018). Upon completion of these transactions, the Company ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL. The SWRL board of directors is composed solely of board members also serving on the Company’s board of directors (the “Board of Directors”).

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of May 31, 2018, SWRL had no operating assets.

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2018:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores – Domestic stores and kiosks	7	181	188
International License Stores	1	66	67
Cold Stone Creamery – co-branded	8	89	97
U-Swirl Stores (Including all associated brands)
Company-owned stores	-	2	2
Company-owned stores – co-branded	-	3	3
Franchise stores – Domestic stores	*	99	99
Franchise stores – Domestic – co-branded	*	15	15
International License Stores	-	1	1
Total	16	459	475

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income, working capital or equity previously reported. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2020 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted this guidance effective March 1, 2018 and there was no impact to the Company’s consolidated financial statements resulting from adoption of this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to our franchised and licensed locations, or in Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that impact the term of the franchise agreement. The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018, was to recognize initial franchise fees upon new store opening and renewals that impact the term of the franchise agreement upon renewal. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASC 606 as of March 1, 2018, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 11 to these financial statements for additional details regarding the adjustments recorded upon adoption of this standard.

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

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Ingredients and supplies	$3,026,485	$2,764,727
Finished candy	2,519,373	2,371,610
U-Swirl food and packaging	55,238	63,843
Reserve for slow moving inventory	(381,649)	(357,706)
Total inventories	$5,219,447	$4,842,474

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2018 and February 28, 2018 consisted of the following:

	May 31, 2018	February 28, 2018
Land	$513,618	$513,618
Building	4,905,103	4,905,103
Machinery and equipment	10,679,222	10,686,631
Furniture and fixtures	960,836	1,067,788
Leasehold improvements	1,354,550	1,568,260
Transportation equipment	434,091	434,091
Asset impairment	(91,891)	(62,891)
	18,755,529	19,112,600

Less accumulated depreciation	(12,752,432)	(12,946,360)
Property and equipment, net	$6,003,097	$6,166,240

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 16, 2018 to stockholders of record on March 6, 2018. The Company declared a quarterly cash dividend of $0.12 per share of common stock on May 10, 2018 payable on June 15, 2018 to stockholders of record on June 5, 2018.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders. The Company is subject to various financial covenants related to its line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion on the future declaration of cash dividends.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2018. As of May 31, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At May 31, 2018, the Company had stock-based compensation plans for employees and non-employee directors that authorized the granting of stock awards, including stock options and restricted stock units.

The Company recognized $155,807 of stock-based compensation expense during the three months ended May 31, 2018 compared with $134,415 during the three months ended May 31, 2017. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2018 and 2017:

	Three Months Ended
	May 31,
	2018	2017
Outstanding non-vested restricted stock units as of February 28:	77,594	123,658
Granted	-	-
Vested	-	-
Cancelled/forfeited	-	(560)
Outstanding non-vested restricted stock units as of May 31:	77,594	123,098

Weighted average grant date fair value	$12.16	$12.21
Weighted average remaining vesting period (in years)	1.02	1.98

The Company issued 2,000 fully vested, unrestricted shares of stock to non-employee directors during the three months ended May 31, 2018 compared to no shares issued during the three months ended May 31, 2017. In connection with these non-employee director stock issuances, the Company recognized $24,480 and $0 of stock-based compensation expense during the three months ended May 31, 2018 and 2017, respectively.

During the three months ended May 31, 2018, the Company recognized $131,327 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest between 17% and 20% annually over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2018, was $489,426, which is expected to be recognized over the weighted average period of 1.02 years.

The Company has no outstanding stock options as of May 31, 2018.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
Cash paid for:	2018	2017
Interest, net	$17,774	$26,929
Income taxes	7,277	349,250
Non-Cash Operating Activities
Accrued Inventory	256,856	315,407
Non-Cash Financing Activities
Dividend payable	$708,652	$702,525

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl operations and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended May 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,313,206	$5,870,514	$361,435	$1,133,254	$-	$8,678,409
Intersegment revenues	(1,035)	(311,289)	-	-	-	(312,324)
Revenue from external customers	1,312,171	5,559,225	361,435	1,133,254	-	8,366,085
Segment profit (loss)	489,271	1,169,335	(78,494)	135,155	(950,093)	765,174
Total assets	1,058,006	12,533,723	1,054,367	7,594,185	5,897,814	28,138,095
Capital expenditures	3,529	111,765	2,071	3,338	9,869	130,572
Total depreciation & amortization	$11,924	$141,028	$12,675	$244,051	$27,827	$437,505

Three Months Ended May 31, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,606,485	$6,498,210	$362,027	$1,195,310	$-	$9,662,032
Intersegment revenues	(1,306)	(314,279)	-	-	-	(315,585)
Revenue from external customers	1,605,179	6,183,931	362,027	1,195,310	-	9,346,447
Segment profit (loss)	762,689	1,387,039	(36,431)	240,196	(1,087,590)	1,265,903
Total assets	1,192,859	11,490,941	1,087,541	9,508,948	6,550,307	29,830,596
Capital expenditures	-	49,060	3,600	2,616	21,450	76,726
Total depreciation & amortization	$11,392	$129,863	$3,827	$143,090	$32,378	$320,550

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.3 million, or 15.2 percent of the Company’s revenues from external customers during the three months ended May 31, 2018 compared to $1.9 million, or 20.3 percent of the Company’s revenues from external customers during the three months ended May 31, 2017.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2018 and February 28, 2018 consist of the following:

				May 31, 2018		February 28, 2018
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$213,028	$220,778	$212,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	158,248	715,339	136,087
Franchise Rights		20		5,979,637	1,734,461	5,979,637	1,545,710
Total				$7,467,557	$2,657,540	$7,467,557	$2,446,253
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-Goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total				$1,709,328	$662,384	$1,709,328	$662,384

Total intangible assets				$9,176,885	$3,319,924	$9,176,885	$3,108,637

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

Amortization expense related to intangible assets totaled $211,287 and $110,546 during the three months ended May 31, 2018 and 2017, respectively.

During the three months ended May 31, 2018 the Company reviewed its estimates of the future economic life of certain intangible assets. As a result of this review, the Company accelerated the rate of amortization of certain intangible assets to better reflect their expected future value. Consistent with the treatment of a change in estimate, the new rate of amortization of intangible assets will be applied to future periods.

At May 31, 2018, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2019	$632,761
2020	706,177
2021	594,229
2022	490,060
2023	411,607
Thereafter	1,975,183
Total	$4,810,017

NOTE 9 – RESTRUCTURING CHARGES

Restructuring and acquisition charges incurred were comprised of asset disposal and impairment costs of $58,188 for the three months ended May 31, 2018, relating to the closure and planned closing of certain underperforming Company-owned locations.

The Company did not record any restructuring charges in the three months ended May 31, 2017.

NOTE 10 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions. As of May 31, 2018, $2.2 million was outstanding under this promissory note.

As of May 31, 2018 and February 28, 2018, notes payable consisted of the following:

	May 31, 2018	February 28, 2018

Promissory note	$2,195,354	$2,529,309
Less: current maturities	(1,365,473)	(1,352,893)
Long-term obligations	$829,881	$1,176,416

The following table summarizes annual maturities of our notes payable as of May 31, 2018:

Amount
2019	$1,018,926
2020	1,176,428
Total minimum payments	2,195,354
Less: current maturities	(1,365,473)

Long-term obligations	$829,881

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ADOPTION OF ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”)

As described in Note 1, effective March 1, 2018, the Company adopted ASC 606. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to our franchised and licensed locations, or in our Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement.

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018, was to recognize initial franchise fees upon new store openings and renewals that impact the term of the franchise agreement upon renewal. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

Gift Cards

The Company’s franchisees sell gift cards which do not have either expiration dates, or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. The Company has historically accumulated gift card liabilities and has not recognized breakage associated with the gift card liability. The adoption of ASC 606 requires the use of the “proportionate” method for recognizing breakage, which the Company has not historically utilized. Upon adoption of ASC 606 the Company began recognizing breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns.

Impact to Prior Periods

The cumulative adjustment recorded upon adoption of ASC 606 consisted of net contract liabilities of approximately $1,022,720, a reduction in gift card liability of $2,250,743 and approximately $302,094 of associated adjustments to the deferred tax balances which are recorded in deferred income taxes. The Company did not record any contract assets. The following table outlines the adjustments to the consolidated financial statements made upon adoption of ASC 606 on March 1, 2018:

Amount
Increase in deferred revenue	$1,022,720
Reduction in gift card liabilities	(2,250,743)
Adjustment to deferred income tax assets	302,094

Cumulative increase to retained earnings	$925,929

The Company adopted ASC 606 as of March 1, 2018, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The adoption of ASC 606 impacted the Company’s previously reported financial statements as follows:

	CONSOLIDATED BALANCE SHEET
	AS OF FEBRUARY 28, 2018
	Previously Reported	Adjustments	Restated
Assets
Current Assets
Cash and cash equivalents	$6,072,984	$-	$6,072,984
Accounts receivable, net	3,897,334	-	3,897,334
Notes receivable, current portion, net	105,540	-	105,540
Refundable income taxes	342,863	-	342,863
Inventories, net	4,842,474	-	4,842,474
Other	310,173	-	310,173
Total current assets	15,571,368	-	15,571,368

Property and Equipment, Net	6,166,240	-	6,166,240

Other Assets
Notes receivable, less current portion, net	235,983	-	235,983
Goodwill, net	1,046,944	-	1,046,944
Franchise rights, net	4,433,927	-	4,433,927
Intangible assets, net	587,377	-	587,377
Deferred income taxes	835,463	(302,094)	533,369
Other	63,333	-	63,333
Total other assets	7,203,027	(302,094)	6,900,933
Total Assets	$28,940,635	$(302,094)	$28,638,541

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt	$1,352,893	$-	$1,352,893
Accounts payable	1,647,991	-	1,647,991
Accrued salaries and wages	644,005	-	644,005
Gift card liabilities	3,057,131	(2,250,743)	806,388
Other accrued expenses	325,034	-	325,034
Dividend payable	708,652	-	708,652
Deferred revenue	471,910	(143,445)	328,465
Total current liabilities	8,207,616	(2,394,188)	5,813,428

Long-Term Debt, Less Current Maturities	1,176,416	-	1,176,416
Deferred Revenue, Less Current Portion	-	1,166,165	1,166,165

Commitments and Contingencies

Stockholders' Equity
Preferred stock
Common stock	5,903	-	5,903
Additional paid-in capital	6,131,147	-	6,131,147
Retained earnings	13,419,553	925,929	14,345,482
Total stockholders’ equity	19,556,603	925,929	20,482,532

Total Liabilities and Stockholders’ Equity	$28,940,635	$(302,094)	$28,638,541

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table contains a reconciliation of revenue reported for the current period and revenue had the Company reported under the prior method for revenue recognition:

	Three Months Ended May 31,
	2018	2017
Franchise fees contained within the Statement of Income:	$93,135	$249,125
Adjustment required to conform revenue to prior period method:	8,365	-
Comparable franchise fees:	$101,500	$249,125

At May 31, 2018, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2019	$187,950
2020	238,572
2021	190,950
2022	178,099
2023	163,123
Thereafter	453,920
Total	$1,412,614

NOTE 12 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended May 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$74,516	$-	$-	$18,619	$93,135
Revenues recognized at a point in time:
Factory sales	-	5,559,225	-	-	5,559,225
Retail sales	-	-	361,435	661,389	1,022,824
Royalty and marketing fees	1,237,655	-	-	453,246	1,690,901
Total	$1,312,171	$5,559,225	$361,435	$1,133,254	$8,366,085

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2018, there were three Company-owned, 66 licensee-owned and 181 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, South Korea, the republic of Panama, and the Philippines. As of May 31, 2018, U-Swirl operated five Company-owned cafés and 115 franchised cafés located in 28 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc. (“SWRL”), in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of May 31, 2018). Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which was being supported by SWRL.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of May 31, 2018, SWRL had no operating assets.

Results of Operations

Three Months Ended May 31, 2018 Compared to the Three Months Ended May 31, 2017

Results Summary

Basic earnings per share decreased 28.6% from $0.14 per share for the three months ended May 31, 2017 to $0.10 for the three months ended May 31, 2018. Revenues decreased 10.5% from $9.3 million for the three months ended May 31, 2017 to $8.4 million for the three months ended May 31, 2018. This decrease in revenues was due primarily to a decrease in royalty and marketing fees, franchise fees and factory sales. Operating income decreased 39.5% from $1.29 million for the three months ended May 31, 2017 to $783,000 for the three months ended May 31, 2018. Net income decreased 29.1% from $814,000 for the three months ended May 31, 2017 to $577,000 for the three months ended May 31, 2018. The decrease in operating income and net income was due primarily to a decrease in factory sales and franchise fees partially offset by lower operating expenses in the three months ended May 31, 2018 compared to the three months ended May 31, 2017.

Revenues

	Three Months Ended
	May 31,		$		%
($’s in thousands)	2018	2017	Change		Change
Factory sales	$5,559.2	$6,183.9	$	(624.7)	(10.1%	)
Retail sales	1,022.8	1,023.0		(0.2)	(0.0%	)
Franchise fees	93.2	249.1		(155.9)	(62.6%	)
Royalty and marketing fees	1,690.9	1,890.4		(199.5)	(10.6%	)
Total	$8,366.1	$9,346.4	$	(980.3)	(10.5%	)

Factory Sales

The decrease in factory sales for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was primarily due to a 29.7% decrease in shipments of product to customers outside our network of franchised retail stores partially offset by a 0.8% increase in shipments of product to our network of franchised and licensed retail stores.

Retail Sales

Retail sales at company owned stores remained approximately unchanged for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. Same store sales at Company-owned Rocky Mountain Chocolate Factory stores and U-Swirl cafés decreased 1.8% in the three months ended May 31, 2018 compared to the three months ended May 31, 2017.

Royalty, Marketing Fees and Franchise Fees

The decrease in royalty and marketing fees for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was primarily due to lower royalty revenue associated with the Company’s purchase based royalty structure, a 4.2% decrease in domestic franchise units in operation, and a decrease in same store sales at franchise stores and cafes. The average number of total franchise stores in operation decreased from 331 in the three months ended May 31, 2017 to 317 during the three months ended May 31, 2018. This decrease is the result of the number of domestic store closures exceeding the number of domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 1.4% during the three months ended May 31, 2018 compared to the three months ended May 31, 2017.

The decrease in franchise fees for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was the result of $200,000 in international license fees related to the entry into master license agreements covering the Republic of Panama and the Republic of Vietnam being recognized during the three months ended May 31, 2017, with no comparable fees during the three months ended May 31, 2018. This decrease was partially offset by an increase in franchise fees recognized as a result of the adoption of ASC 606 on March 1, 2018. As described within the financial statements, the adoption of ASC 606 under the modified retrospective method resulted in approximately $93,000 of franchise fee revenue during the three months ending May 31, 2018 as a result of the amortization of contract liabilities.

Costs and Expenses

Cost of Sales

	Three Months Ended
	May 31,		$		%
($’s in thousands)	2018	2017	Change		Change

Cost of sales – factory	$4,270.8	$4,658.6	$	(387.8)	(8.3%)
Cost of sales - retail	394.4	356.3		38.1	10.7%
Franchise costs	493.3	514.8		(21.5)	(4.2%)
Sales and marketing	588.3	626.4		(38.1)	(6.1%)
General and administrative	972.6	1,128.7		(156.1)	(13.8%)
Retail operating	562.5	572.8		(10.3)	(1.8%)
Total	$7,281.9	$7,857.6	$	(575.7)	(7.3%)

Gross Margin

	Three Months Ended
	May 31,		$		%
($’s in thousands)	2018	2017	Change		Change

Factory gross margin	$1,288.4	$1,525.3	$	(236.9)	(15.5%)
Retail	628.4	666.7		(38.3)	(5.7%)
Total	$1,916.8	$2,192.0	$	(275.2)	(12.6%)

	Three Months Ended
	May 31,		%	%
	2018	2017	Change	Change
(Percent)
Factory gross margin	23.2%	24.7%	(1.5%)	(6.1%)
Retail	61.4%	65.2%	(3.8%)	(5.8%)
Total	29.1%	30.4%	(1.3%)	(4.3%)

Adjusted Gross Margin

	Three Months Ended
	May 31,				%
($’s in thousands)	2018	2017	Change		Change

Factory gross margin	$1,288.4	$1,525.3	$	(236.9)	(15.5%)
Plus: depreciation and amortization	136.5	125.6		10.9	8.7%
Factory adjusted gross margin	1,424.9	1,650.9		(226.0)	(13.7%)
Retail	628.4	666.7		(38.3)	(5.7%)
Total Adjusted Gross Margin	$2,053.3	$2,317.6	$	(264.3)	(11.4%)

Factory adjusted gross margin	25.6%	26.7%		(1.1%)	(4.1%)
Retail	61.4%	65.2%		(3.8%)	(5.8%)
Total Adjusted Gross Margin	31.2%	32.2%		(1.0%)	(3.1%)

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

Cost of Sales and Gross Margin

Factory gross margins decreased 150 basis points in the three months ended May 31, 2018 compared to the three months ended May 31, 2017, due primarily to higher costs of certain materials and an increase in costs associated with a decrease in manufacturing efficiencies, the result of lower production volume in the three months ended May 31, 2018 compared to the three months ended May 31, 2017. Retail gross margins declined 380 basis points in the three months ended May 31, 2018 compared to the same period in the prior year. The decrease in retail gross margins was primarily the result of inventory discounts prior to closing certain Company-owned locations at the termination of their lease terms.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was due primarily to lower professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 27.6% in the three months ended May 31, 2018 from 24.1% in the three months ended May 31, 2017. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was primarily due to lower marketing related compensation and lower marketing-related costs associated with U-Swirl franchise locations, the result of fewer units in operation.

General and Administrative

The decrease in general and administrative costs for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was due primarily to lower professional fees. The decrease in professional fees was due primarily to the resolution of outstanding litigation. For the three months ended May 31, 2018, approximately $52,000 of U-Swirl general and administrative costs were consolidated within our results, compared with $103,000 in the three months ended May 31, 2017. As a percentage of total revenues, general and administrative expenses decreased to 11.6% in the three months ended May 31, 2018 compared to 12.1% in the three months ended May 31, 2017.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 was due primarily to a decrease in the number of units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units since May 31, 2017. Retail operating expenses, as a percentage of retail sales, decreased from 56.0% in the three months ended May 31, 2017 to 55.0% in the three months ended May 31, 2018.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $301,000 in the three months ended May 31, 2018, an increase of 54.4% from $195,000 incurred in the three months ended May 31, 2017. This increase was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 8.7% from $125,500 in the three months ended May 31, 2017 to $136,500 in the three months ended May 31, 2018. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $18,000 in the three months ended May 31, 2018 compared to net interest expense of $28,000 realized in the three months ended May 31, 2017. This change was primarily the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2018 was 24.6%, compared to 35.7% for the three months ended May 31, 2017. As described further in Note 6 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018, the decrease of 11.1% is primarily due to lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act.

Liquidity and Capital Resources

As of May 31, 2018, working capital was $9.7 million, compared to $7.4 million as of February 28, 2018, an increase of $2.3 million. The increase in working capital was primarily due to the impact of the adoption of certain recent accounting pronouncements and positive operating results partially offset by the payment of dividends.

Cash and cash equivalent balances increased $230,000 from $6.1 million as of February 28, 2018 to $6.3 million as of May 31, 2018, primarily as a result of cash flow generated by operating activities, partially offset by the payment of dividends and the purchases of property and equipment. Our current ratio was 2.7 to 1 at May 31, 2018 compared to 1.9 to 1 at February 28, 2018. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2018, operating activities provided cash of $1,374,251, primarily the result of a decrease in accounts receivable of $672,005 and an increase in accounts payable and accrued liabilities of $587,483. During the three months ended May 31, 2017, operating activities provided cash of $2,909,308, primarily the result of an increase in accrued liabilities of $406,164 and a decrease in accounts receivable of $1,089,011.

For the three months ended May 31, 2018, investing activities used cash of $101,740, primarily due to the purchases of property and equipment of $130,572. In comparison, investing activities used cash of $22,691 during the three months ended May 31, 2017 was primarily due to the purchase of property, equipment of $76,726.

Financing activities used cash of $1,042,608 for the three months ended May 31, 2018 and used cash of $1,024,355 during the three months ended May 31, 2017. This was primarily due to dividend payments and payments on debt during the three months ended May 31, 2018 and the three months ended May 31, 2017.

We have a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of May 31, 2018, secured by substantially all of our assets, except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2018, we were in compliance with all such covenants. The credit line is subject to renewal in September 2019.

Our outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL, of which $2.2 million was outstanding as of May 31, 2018. The promissory note allowed us to borrow up to a maximum of $7.0 million to finance business acquisitions by SWRL and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2018, we were in compliance with all such covenants.

On July 15, 2014, we publicly announced a plan to repurchase up to $3.0 million of our common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, we announced a plan to purchase up to an additional $2,058,000 of our common stock under the repurchase plan, and on May 21, 2015, we announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of our common stock under the repurchase plan. We did not repurchase any shares during the three months ended May 31, 2018. As of May 31, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, we have an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of May 31, 2018, we had no off-balance sheet arrangements or obligations.

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

Seasonality

We are subject to seasonal fluctuations in sales, which cause fluctuations in quarterly results of operations. Historically, the strongest sales of our products have occurred during key holidays and the summer vacation season. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We do not engage in commodity futures trading or hedging activities and do not enter into derivative financial instruments for trading or other speculative purposes. We also do not engage in transactions in foreign currencies or in interest rate swap transactions that could expose us to market risk. However, we are exposed to some commodity price and interest rate risks.

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2018, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $16,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

We have a $5 million bank line of credit that bears interest at a variable rate. As of May 31, 2018, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

We also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually that was used to finance the previous acquisitions by SWRL. As of May 31, 2018, $2.2 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the “Exchange Act”) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.     Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2018. As of May 31, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 13, 2018	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director