Form 10-Q
period 2018-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2018-10-15
CIK 1616262

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On October 1, 2018, the registrant had outstanding 5,948,660 shares of its common stock, $.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Revenues
Sales	$5,736,319	$6,063,381	$12,318,368	$13,270,320
Franchise and royalty fees	2,063,769	2,203,310	3,847,805	4,342,818
Total Revenue	7,800,088	8,266,691	16,166,173	17,613,138

Costs and Expenses
Cost of sales	3,883,884	3,852,471	8,549,126	8,867,436
Franchise costs	582,798	558,407	1,076,048	1,073,199
Sales and marketing	565,212	566,031	1,153,462	1,192,383
General and administrative	813,388	976,647	1,727,835	2,105,353
Retail operating	498,856	616,927	1,061,328	1,189,751
Depreciation and amortization, exclusive of depreciation and amortization expense of $138,212, $127,882, $274,717 and $253,497, respectively, included in cost of sales	296,737	194,990	597,737	389,924
Restructuring and acquisition related charges	118,793	-	176,981	-
Total costs and expenses	6,759,668	6,765,473	14,342,517	14,818,046

Income from Operations	1,040,420	1,501,218	1,823,656	2,795,092

Other Income (Expense)
Interest Expense	(19,418)	(32,088)	(42,057)	(67,277)
Interest Income	4,627	6,213	9,204	13,431
Other income (expense), net	(14,791)	(25,875)	(32,853)	(53,846)

Income Before Income Taxes	1,025,629	1,475,343	1,790,803	2,741,246

Income Tax Provision	274,814	547,059	463,044	999,290

Consolidated Net Income	$750,815	$928,284	$1,327,759	$1,741,956

Basic Earnings per Common Share	$.13	$0.16	$.22	$0.30
Diluted Earnings per Common Share	$.13	$0.16	$.22	$0.29

Weighted Average Common Shares Outstanding - Basic	5,923,351	5,876,727	5,914,383	5,865,549
Dilutive Effect of Employee Stock Awards	59,479	104,776	68,536	114,071
Weighted Average Common Shares Outstanding - Diluted	5,982,830	5,981,503	5,982,919	5,979,620

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2018	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,173,235	$6,072,984
Accounts receivable, less allowance for doubtful accounts of $520,262 and $479,472, respectively	3,458,476	3,897,334
Notes receivable, current portion, less current portion of the valuation allowance of $12,500 and $9,000, respectively	73,025	105,540
Refundable income taxes	85,178	342,863
Inventories, less reserve for slow moving inventory of $364,248 and $357,706, respectively	6,009,845	4,842,474
Other	464,477	310,173
Total current assets	15,264,236	15,571,368

Property and Equipment, Net	5,855,990	6,166,240

Other Assets
Notes receivable, less current portion and valuation allowance of $14,000 and $17,500, respectively	199,642	235,983
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	4,056,424	4,433,927
Intangible assets, net	542,307	587,377
Deferred income taxes	494,555	835,463
Other	70,116	63,333
Total other assets	6,409,988	7,203,027

Total Assets	$27,530,214	$28,940,635

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$1,378,601	$1,352,893
Accounts payable	1,351,295	1,647,991
Accrued salaries and wages	648,005	644,005
Gift card liabilities	688,572	3,057,131
Other accrued expenses	184,310	325,034
Dividend payable	713,839	708,652
Deferred revenue	291,676	471,910
Total current liabilities	5,256,298	8,207,616

Long-Term Debt, Less Current Maturities	480,372	1,176,416
Deferred Revenue, Less Current Portion	1,125,017	-

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,948,660 shares and 5,903,436 shares issued and outstanding, respectively	5,949	5,903
Additional paid-in capital	6,411,829	6,131,147
Retained earnings	14,250,749	13,419,553
Total stockholders' equity	20,668,527	19,556,603

Total Liabilities and Stockholders' Equity	$27,530,214	$28,940,635

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2018	2017
Cash Flows From Operating Activities
Net Income	$1,327,759	$1,741,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	872,454	643,421
Provision for obsolete inventory	57,614	43,660
Provision for loss on accounts and notes receivable	40,800	58,800
Asset impairment and store closure losses	67,822	-
Loss on sale or disposal of property and equipment	26,020	17,912
Expense recorded for stock compensation	280,728	324,480
Deferred income taxes	38,814	61,987
Changes in operating assets and liabilities:
Accounts receivable	421,162	756,766
Refundable income taxes	257,685	(125,447)
Inventories	(1,579,686)	(1,421,625)
Other current assets	(154,537)	(131,457)
Accounts payable	58,005	56,151
Accrued liabilities	(254,540)	76,776
Deferred income	(71,671)	85,270
Net cash provided by operating activities	1,388,429	2,188,650

Cash Flows from Investing Activities
Addition to notes receivable	-	(14,292)
Proceeds received on notes receivable	55,612	135,733
Purchase of intangible assets	-	(8,508)
Proceeds from (cost of) sale or distribution of assets	4,023	(9,576)
Purchases of property and equipment	(246,455)	(283,988)
(Increase) decrease in other assets	(13,717)	7,697
Net cash used in investing activities	(200,537)	(172,934)

Cash Flows from Financing Activities
Payments on long-term debt	(670,336)	(645,564)
Dividends paid	(1,417,305)	(1,405,050)
Net cash used in financing activities	(2,087,641)	(2,050,614)

Net Decrease in Cash and Cash Equivalents	(899,749)	(34,898)

Cash and Cash Equivalents, Beginning of Period	6,072,984	5,779,195

Cash and Cash Equivalents, End of Period	$5,173,235	$5,744,297

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), Aspen Leaf Yogurt, LLC, a Colorado limited liability company (“ALY”), U-Swirl International, Inc., a Nevada corporation (“U-Swirl”), and its 46%-owned subsidiary, U-Swirl, Inc., a Nevada corporation (“SWRL”) of which, RMCF had financial control until February 29, 2016 (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates soft-serve frozen yogurt cafés. The Company also sells its candy outside of its system of retail stores and licenses the use of its brand with certain consumer products.

In January 2013, through its wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which has been subsequently diluted down to 46% as of August 31, 2018 following various issuances of common stock of SWRL. Until February 29, 2016, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. The SWRL Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of August 31, 2018, SWRL had no operating assets.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2018:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	3	3
Franchise stores - Domestic stores and kiosks	7	182	189
International license stores	1	67	68
Cold Stone Creamery - co-branded	9	89	98
U-Swirl (Including all associated brands)			-
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores*	*	95	95
Franchise stores - Domestic - co-branded*	*	11	11
International license stores	-	1	1
Total	17	452	469

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows. The Company is currently evaluating the impact of ASU 2016-02 on the consolidated statements of income.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to our franchisees and others, or in Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also did not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard changed the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that impact the term of the franchise agreement. The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018, was to recognize initial franchise fees upon new store opening and renewals that impact the term of the franchise agreement upon renewal. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

The Company adopted ASC 606 as of March 1, 2018, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 12 to these financial statements for additional details regarding the adjustments recorded upon adoption of this standard.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the settlement of restricted stock units. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2018	February 28, 2018
Ingredients and supplies	$2,828,131	$2,764,727
Finished candy	3,487,938	2,371,610
U-Swirl, Inc. food and packaging	58,024	63,843
Reserve for slow moving inventory	(364,248)	(357,706)
Total inventories	$6,009,845	$4,842,474

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at August 31, 2018 and February 28, 2018 consists of the following:

	August 31, 2018	February 28, 2018
Land	$513,618	$513,618
Building	4,803,445	4,905,103
Machinery and equipment	10,180,006	10,686,631
Furniture and fixtures	890,766	1,067,788
Leasehold improvements	1,187,856	1,568,260
Transportation equipment	422,458	434,091
Asset impairment	(77,891)	(62,891)
	17,920,258	19,112,600

Less accumulated depreciation	(12,064,268)	(12,946,360)
Property and equipment, net	$5,855,990	$6,166,240

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 16, 2018 to stockholders of record on March 6, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 15, 2018 to stockholders of record on June 5, 2018. The Company declared a quarterly cash dividend of $0.12 per share of common stock on August 16, 2018, which was paid on September 14, 2018 to stockholders of record on September 4, 2018.

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

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2018. As of August 31, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

At August 31, 2018, the Company has stock-based compensation plans for employees and non-employee directors that authorize the granting of stock awards, including stock options, restricted stock and restricted stock units.

The Company recognized $124,921 and $280,728 of stock-based compensation expense during the three- and six-month periods ended August 31, 2018, respectively, compared to $190,065 and $324,480 during the three- and six-month periods ended August 31, 2017, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the six months ended August 31, 2018 and 2017:

	Six Months Ended
	August 31,
	2018	2017
Outstanding non-vested restricted stock units as of February 28:	77,594	123,658
Granted	-	-
Vested	(43,224)	(44,064)
Cancelled/forfeited	(200)	(1,360)
Outstanding non-vested restricted stock units as of August 31:	34,170	78,234

Weighted average grant date fair value	$12.05	$12.17
Weighted average remaining vesting period (in years)	0.88	1.76

The Company issued 2,000 fully vested, unrestricted shares of common stock to non-employee directors during the six months ended August 31, 2018 compared to no shares issued during the six months ended August 31, 2017. In connection with these non-employee director stock issuances, the Company recognized $24,480 and $0 of stock-based compensation expense during the six months ended August 31, 2018 and 2017, respectively.

During the three months ended August 31, 2017, the Company issued 5,000 shares of unrestricted common stock under the Company’s equity incentive plan to an independent contractor providing information technology consulting services to the Company. These shares were issued as a part of the compensation for services rendered to the Company by the contractor. In connection with this stock award, the Company recognized $59,100 in expense during the three months ended August 31, 2017. No comparable shares were issued and no comparable expense was recorded in the three months ended August 31, 2018.

During the three- and six-month periods ended August 31, 2018, the Company recognized $124,921 and $256,248, respectively, of stock-based compensation expense related to restricted stock unit grants. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the six-month periods ended August 31, 2018 and 2017, 43,224 and 44,064 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2018 was $361,905, which is expected to be recognized over the weighted-average period of 0.9 years.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company has no outstanding stock options as of August 31, 2018.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2018	2017
Cash paid for:
Interest, net	$33,006	$53,345
Income taxes	166,545	1,062,750
Non-cash Operating Activities
Accrued Inventory	96,454	325,922
Non-cash Financing Activities
Dividend payable	$713,839	$708,412

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

Three Months Ended August 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,470,486	$5,032,787	$298,359	$1,250,905	$-	$8,052,537
Intersegment revenues	(1,732)	(250,717)	-	-	-	(252,449)
Revenue from external customers	1,468,754	4,782,070	298,359	1,250,905	-	7,800,088
Segment profit (loss)	693,383	1,070,613	(120,262)	229,818	(847,923)	1,025,629
Total assets	1,199,536	13,332,652	1,011,649	5,920,971	6,065,406	27,530,214
Capital expenditures	6	61,152	1,734	9,966	43,025	115,883
Total depreciation & amortization	$11,631	$142,697	$11,179	$241,033	$28,409	$434,949

Three Months Ended August 31, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,492,673	$5,211,974	$484,963	$1,408,678	$-	$8,598,288
Intersegment revenues	(1,109)	(330,488)	-	-	-	(331,597)
Revenue from external customers	1,491,564	4,881,486	484,963	1,408,678	-	8,266,691
Segment profit (loss)	667,702	1,309,468	32,498	413,642	(947,967)	1,475,343
Total assets	1,236,795	13,014,273	1,166,435	9,055,699	4,981,613	29,454,815
Capital expenditures	5,636	169,538	12,736	3,208	16,144	207,262
Total depreciation & amortization	$11,554	$132,144	$3,832	$143,188	$32,154	$322,872

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,783,691	$10,903,302	$659,794	$2,384,159	$-	$16,730,946
Intersegment revenues	(2,767)	(562,006)	-	-	-	(564,773)
Revenue from external customers	2,780,924	10,341,296	659,794	2,384,159	-	16,166,173
Segment profit (loss)	1,182,654	2,239,948	(198,756)	364,973	(1,798,016)	1,790,803
Total assets	1,199,536	13,332,652	1,011,649	5,920,971	6,065,406	27,530,214
Capital expenditures	3,535	172,917	3,805	13,304	52,894	246,455
Total depreciation & amortization	$23,556	$283,724	$23,854	$485,084	$56,236	$872,454

Six Months Ended August 31, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,099,159	$11,710,184	$846,990	$2,603,987	$-	$18,260,320
Intersegment revenues	(2,415)	(644,767)	-	-	-	(647,182)
Revenue from external customers	3,096,744	11,065,417	846,990	2,603,987	-	17,613,138
Segment profit (loss)	1,430,391	2,696,507	(3,933)	653,838	(2,035,557)	2,741,246
Total assets	1,236,795	13,014,273	1,166,435	9,055,699	4,981,613	29,454,815
Capital expenditures	5,636	218,598	16,336	5,824	37,594	283,988
Total depreciation & amortization	$22,946	$262,006	$7,658	$286,278	$64,533	$643,421

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.4 million, or 8.8 percent, of the Company’s revenues from external customers during the six months ended August 31, 2018, compared to $2.2 million, or 12.3 percent, of the Company’s revenues from external customers during the six months ended August 31, 2017.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2018		February 28, 2018
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$213,403	$220,778	$212,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	180,407	715,339	136,087
Franchise rights		20		5,979,637	1,923,213	5,979,637	1,545,710
Total				7,467,557	2,868,826	7,467,557	2,446,253
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,176,885	$3,531,210	$9,176,885	$3,108,637

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

Amortization expense related to intangible assets totaled $422,573 and $221,381 during the six months ended August 31, 2018 and 2017, respectively.

At August 31, 2018, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2019	$421,474
2020	706,177
2021	594,229
2022	490,060
2023	411,607
Thereafter	1,975,184
Total	$4,598,731

NOTE 9 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring charges incurred were the result of closing certain underperforming Company-owned locations during the three and six months ended August 31, 2018. Restructuring charges of $118,793 and $176,981 were incurred during the three and the six months ended August 31, 2018, respectively.

The Company did not record any restructuring charges in the three and six months ended August 31, 2017.

NOTE 10 – SALE OR DISTRIBUTION OF ASSETS

During the three months ended August 31, 2017, the Company acquired two franchise stores in satisfaction of certain receivables due by the Franchisees to the Company. The Company subsequently sold one of the stores and is operating the other store as a Company-owned store. Associated with these asset disposal activities, the Company recorded the following in the six months ended August 31, 2018 and 2017:

	2018	2017
Notes receivable	$-	$62,609

NOTE 11 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions.

As of August 31, 2018 and February 28, 2018, notes payable consisted of the following:

	August 31, 2018	February 28, 2018
Promissory note	$1,858,973	$2,529,309
Less: current maturities	(1,378,601)	(1,352,893)
Long-term obligations	$480,372	$1,176,416

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes annual maturities of our notes payable as of August 31, 2018:

Amount
2019	$682,533
2020	1,176,440

Total minimum payments	1,858,973
Less: current maturities	(1,378,601)

Long-term obligations	$480,372

NOTE 12 – ADOPTION OF ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”)

As described in Note 1, effective March 1, 2018, the Company adopted ASC 606. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to our franchisees and others, or in our Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement.

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

Amount
Increase in deferred revenue	$(1,022,720)
Reduction in gift card liabilities	2,250,743
Adjustment to deferred income tax assets	(302,094)

Cumulative increase to retained earnings	$925,929

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The adoption of ASC 606 impacted the Company’s previously reported financial statements as follows:

	CONSOLIDATED BALANCE SHEET
	AS OF FEBRUARY 28, 2018
	Previously Reported	Adjustments	Restated
Assets
Current Assets
Cash and cash equivalents	$6,072,984	$-	$6,072,984
Accounts receivable, net	3,897,334	-	3,897,334
Notes receivable, current portion, net	105,540	-	105,540
Refundable income taxes	342,863	-	342,863
Inventories, net	4,842,474	-	4,842,474
Other	310,173	-	310,173
Total current assets	15,571,368	-	15,571,368

Property and Equipment, Net	6,166,240	-	6,166,240

Other Assets
Notes receivable, less current portion, net	235,983	-	235,983
Goodwill, net	1,046,944	-	1,046,944
Franchise rights, net	4,433,927	-	4,433,927
Intangible assets, net	587,377	-	587,377
Deferred income taxes	835,463	(302,094)	533,369
Other	63,333	-	63,333
Total other assets	7,203,027	(302,094)	6,900,933
Total Assets	$28,940,635	$(302,094)	$28,638,541

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$1,352,893	-	$1,352,893
Accounts payable	1,647,991	-	1,647,991
Accrued salaries and wages	644,005	-	644,005
Gift card liabilities	3,057,131	(2,250,743)	806,388
Other accrued expenses	325,034	-	325,034
Dividend payable	708,652	-	708,652
Deferred revenue	471,910	(143,445)	328,465
Total current liabilities	8,207,616	(2,394,188)	5,813,428

Long-Term Debt, Less Current Maturities	1,176,416	-	1,176,416
Deferred Revenue, Less Current Portion	-	1,166,165	1,166,165

Commitments and Contingencies

Stockholders' Equity
Preferred stock
Common stock	5,903	-	5,903
Additional paid-in capital	6,131,147	-	6,131,147
Retained earnings	13,419,553	925,929	14,345,482
Total stockholders' equity	19,556,603	925,929	20,482,532

Total Liabilities and Stockholders' Equity	$28,940,635	$(302,094)	$28,638,541

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table contains a reconciliation of revenue reported for the current period and revenue had the Company reported under the prior method for revenue recognition:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Franchise Fees contained within the Statement of Income:	$107,538	$163,000	$200,673	$412,125
Adjustment required to conform revenue to prior period method:	(18,538)	-	(10,173)	-
Comparable franchise fees:	$89,000	$163,000	$190,500	$412,125

At August 31, 2018, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2019	$127,919
2020	246,670
2021	196,548
2022	184,300
2023	170,171
Thereafter	491,084
Total	$1,416,692

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended August 31, 2018

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$36,005	$-	$-	$71,533	$107,538

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	4,782,070	-	-	4,782,070
Retail sales	-	-	298,359	655,890	954,249
Royalty and marketing fees	1,432,749	-	-	523,482	1,956,231
Total	$1,468,754	$4,782,070	$298,359	$1,250,905	$7,800,088

Six Months Ended August 31, 2018

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$110,521	$-	$-	$90,152	$200,673

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	10,341,296	-	-	10,341,296
Retail sales	-	-	659,794	1,317,278	1,977,072
Royalty and marketing fees	2,670,403	-	-	976,729	3,647,132
Total	$2,780,924	$10,341,296	$659,794	$2,384,159	$16,166,173

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2018, there were three Company-owned, 89 licensee-owned and 249 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, South Korea, Panama, and the Philippines. As of August 31, 2018, U-Swirl operated four Company-owned cafés and 107 franchised cafés located in 27 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which we also acquired in January 2013, to U-Swirl, Inc., a publicly traded company (OTCQB: SWRL) (“SWRL”), in exchange for a 60% controlling equity interest in SWRL, which was subsequently diluted down to 46% as of August 31, 2018 following various issuances of common stock of SWRL. Until February 29, 2016, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of August 31, 2018, SWRL had no operating assets.

Results of Operations

Three Months Ended August 31, 2018 Compared to the Three Months Ended August 31, 2017

Results Summary

Basic earnings per share decreased 18.8% from $0.16 in the three months ended August 31, 2017 to $0.13 in the three months ended August 31, 2018. Revenues decreased 5.6% from $8.3 million in the three months ended August 31, 2017 to $7.8 million in the three months ended August 31, 2018. Operating income decreased 30.7% from $1.5 million in the three months ended August 31, 2017 to $1.0 million in the three months ended August 31, 2018. Net income decreased 19.1% from $928,000 in the three months ended August 31, 2017 to $751,000 in the three months ended August 31, 2018. The decrease in operating income was due primarily to lower revenue in the three months ended August 31, 2018 compared to the three months ended August 31, 2017.

Revenues

	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change
Factory sales	$4,782.1	$4,881.5	$(99.4)	(2.0)%
Retail sales	954.3	1,181.9	(227.6)	(19.3)%
Franchise fees	107.5	163.0	(55.5)	(34.0)%
Royalty and marketing fees	1,956.2	2,040.3	(84.1)	(4.1)%
Total	$7,800.1	$8,266.7	$(466.6)	(5.6)%

Factory Sales

The decrease in factory sales for the three months ended August 31, 2018 versus the three months ended August 31, 2017 was primarily due to a 13.3% decrease in shipments of product to customers outside our network of franchise retail locations and a 0.3% decrease in purchases by our network of franchised and licensed stores. This change was primarily the result of a decrease in purchases by the Company’s largest customer during the three months ended August 31, 2018, with revenue from such customer decreasing to approximately $100,000, or 1.8%, of the Company’s revenues during the three months ended August 31, 2018, compared to $300,000, or 3.4% of the Company’s revenues during the three months ended August 31, 2017 for this same customer. The Company believes the decrease in orders is due to lower sales of its customer. If future purchases from this customer decrease or remain at current levels, our sales could continue to decline, and there is no assurance that sales to such customer will return to historical levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 2.2% in the three months ended August 31, 2018, compared with the three months ended August 31, 2017.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of certain underperforming Company-owned locations. Same store sales at all Company-owned stores and cafés decreased 0.1% in the three months ended August 31, 2018 compared to the three months ended August 31, 2017.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2017 to the three months ended August 31, 2018 was primarily due to a 10.2% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 324 in the three months ended August 31, 2017 to 291 during the three months ended August 31, 2018. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation increased 0.1% during the three months ended August 31, 2018 compared to the three months ended August 31, 2017. Franchise fee revenues decreased as a result of a decrease in international license fees recognized during the three months ended August 31, 2018 compared to the three months ended August 31, 2017. During the three months ended August 31, 2017, U-Swirl entered into a master license agreement for the State of Qatar.

Costs and Expenses

Cost of Sales

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change

Cost of sales - factory	$3,575.4	$3,461.2	$114.2	3.3%
Cost of sales - retail	308.5	391.3	(82.8)	(21.2)%
Franchise costs	582.8	558.4	24.4	4.4%
Sales and marketing	565.2	566.0	(0.8)	(0.1)%
General and administrative	813.4	976.6	(163.2)	(16.7)%
Retail operating	498.9	616.9	(118.0)	(19.1)%
Total	$6,344.2	$6,570.4	$(226.2)	(3.4)%

Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$1,206.7	$1,420.3	$(213.6)	(15.0)%
Retail gross margin	645.8	790.6	(144.8)	(18.3)%
Total	$1,852.5	$2,210.9	$(358.4)	(16.2)%

	Three Months Ended
	August 31,		%	%
	2018	2017	Change	Change
(Percent)
Factory gross margin	25.2%	29.1%	(3.9)%	(13.3)%
Retail gross margin	67.7%	66.9%	0.8%	1.2%
Total	32.3%	36.5%	(4.2)%	(11.4)%

Adjusted Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$1,206.7	$1,420.3	$(213.6)	(15.0)%
Plus: depreciation and amortization	138.2	127.9	10.3	8.1%
Factory adjusted gross margin	1,344.9	1,548.2	(203.3)	(13.1)%
Retail gross margin	645.8	790.6	(144.8)	(18.3)%
Total Adjusted Gross Margin	$1,990.7	$2,338.8	$(348.1)	(14.9)%

Factory adjusted gross margin	28.1%	31.7%	(3.6)%	(11.3)%
Retail gross margin	67.7%	66.9%	0.8%	1.2%
Total Adjusted Gross Margin	34.7%	38.6%	(3.9)%	(10.0)%

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

Cost of Sales and Gross Margin

Factory margins decreased 390 basis points in the three months ended August 31, 2018 compared to the three months ended August 31, 2017 due primarily to lower efficiencies associated with an 11.8% decrease in production volume and an increase in transportation fuel costs in the three months ended August 31, 2018 compared to the three months ended August 31, 2017. The increase in Company-owned store margin is due primarily to a change in units in operation during the three months ended August 31, 2018 compared to the prior year.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2018 versus the three months ended August 31, 2017 is due primarily to an increase in legal and professional expense in the three months ended August 31, 2018 compared to the three months ended August 31, 2017. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.2% in the three months ended August 31, 2018 from 25.3% in the three months ended August 31, 2017.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended August 31, 2018 compared to the three months ended August 31, 2017 is primarily due to lower marketing-related costs associated with U-Swirl franchise locations as a result of fewer units in operation.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2108 compared to the three months ended August 31, 2017 is primarily due to a decrease in legal and professional expense in the three months ended August 31, 2018 compared to the three months ended August 31, 2017. As a percentage of total revenues, general and administrative expenses decreased to 10.4% in the three months ended August 31, 2018 compared to 11.8% in the three months ended August 31, 2017.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended August 31, 2018 compared to the three months ended August 31, 2017 was due primarily to changes in units in operation as a result of the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, increased from 52.2% in the three months ended August 31, 2017 to 52.3% in the three months ended August 31, 2018. This slight increase is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $297,000 in the three months ended August 31, 2018, an increase of 52.2% from $195,000 in the three months ended August 31, 2017. This increase was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. Depreciation and amortization included in cost of sales increased 8.1% from $128,000 in the three months ended August 31, 2017 to $138,000 in the three months ended August 31, 2018. This increase was the result of an increase in production assets in service.

Restructuring and Acquisition Related Charges

There was $119,000 in restructuring charges incurred during the three months ended August 31, 2018 and no restructuring charges incurred during the three months ended August 31, 2017. The increase in restructuring costs was the result of charges related to closing certain underperforming Company-owned locations.

Other Income (Expense)

Net interest expense was $15,000 in the three months ended August 31, 2018 compared to net interest expense of $26,000 incurred in the three months ended August 31, 2017. This decrease in interest expense is due to lower average outstanding promissory note balances for the three months ended August 31, 2018.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2018 was 26.8%, compared to 37.1% for the three months ended August 31, 2017. The decrease of 10.5% is primarily due to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act.

Six Months Ended August 31, 2018 Compared to the Six Months Ended August 31, 2017

Results Summary

Basic earnings per share decreased 26.7% to $0.22 for the six months ended August 31, 2018 compared to $0.30 for the six months ended August 31, 2017. Revenues decrease 8.2% to $16.2 million for the six months ended August 31, 2018 compared to $17.6 million in the six months ended August 31, 2017. Operating income decreased 34.8% from $2.8 million in the six months ended August 31, 2017 to $1.8 million in the six months ended August 31, 2018. Net income decreased 23.8% from $1.7 million in the six months ended August 31, 2017 to $1.3 million in the six months ended August 31, 2018. The decrease in operating income and net income was due primarily to lower revenue and lower margins partially offset by a decrease in operating expenses and a lower effective income tax rate.

Revenues

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change
Factory sales	$10,341.3	$11,065.4	$(724.1)	(6.5)%
Retail sales	1,977.1	2,204.9	(227.8)	(10.3)%
Franchise fees	200.7	412.1	(211.4)	(51.3)%
Royalty and marketing fees	3,647.1	3,930.7	(283.6)	(7.2)%
Total	$16,166.2	$17,613.1	(1,446.9)	(8.2)%

Factory Sales

The decrease in factory sales for the six months ended August 31, 2018 versus the six months ended August 31, 2017 was primarily due to a 26.0% decrease in shipments of product to customers outside our network of franchise retail locations. This change was primarily the result of a decrease in purchases by the Company’s largest customer during the six months ended August 31, 2018, with revenue from such customer decreasing to approximately $1.4 million, or 8.8%, of the Company’s revenues during the six months ended August 31, 2018, compared to $2.2 million, or 12.3% of the Company’s revenues during the six months ended August 31, 2017 for this same customer. The Company believes the decrease in orders is due to lower sales of its customer. If future purchases from this customer decrease or remain at current levels, our sales could continue to decline, and there is no assurance that sales to such customer will return to historical levels

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 1.4% in the six months ended August 31, 2018, compared with the six months ended August 31, 2017.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation as a result of the closure of certain underperforming Company-owned locations. Same store sales at all Company-owned stores and cafés decreased 0.1% in the six months ended August 31, 2018 compared to the six months ended August 31, 2017.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the six months ended August 31, 2017 to the three months ended August 31, 2018 was primarily due to a 10.4% decrease in domestic franchise units in operation and lower same store sales. The average number of total domestic franchise stores in operation decreased from 327 in the six months ended August 31, 2017 to 293 during the six months ended August 31, 2018. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 0.6% during the six months ended August 31, 2018 compared to the six months ended August 31, 2017. Franchise fee revenues decreased as a result of international license fees recognized during the six months ended August 31, 2017 with no comparable international fees recognized during the six months ended August 31, 2018. During the six months ended August 31, 2017, U-Swirl entered into a master license agreement covering the State of Qatar and Rocky Mountain Chocolate Factory entered into master license agreements covering the countries of Vietnam and Panama. There were no international license agreements entered into during the six months ended August 31, 2018.

Costs and Expenses

Cost of Sales

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change

Cost of sales - factory	$7,846.1	$8,119.8	$(273.7)	(3.4)%
Cost of sales - retail	703.0	747.6	(44.6)	(6.0)%
Franchise costs	1,076.0	1,073.2	2.8	0.3%
Sales and marketing	1,153.5	1,192.4	(38.9)	(3.3)%
General and administrative	1,727.8	2,105.4	(377.6)	(17.9)%
Retail operating	1,061.3	1,189.8	(128.5)	(10.8)%
Total	$13,567.7	$14,428.2	$(860.5)	(6.0)%

Gross Margin

	Six Months Ended
	August 31,		$	%
	2018	2017	Change	Change

Factory gross margin	$2,495.2	$2,945.6	$(450.4)	(15.3)%
Retail gross margin	1,274.1	1,457.3	(183.2)	(12.6)%
Total	$3,769.3	$4,402.9	$(633.6)	(14.4)%

	Six Months Ended
	August 31,		%	%
	2018	2017	Change	Change

Factory gross margin	24.1%	26.6%	(2.5)%	(9.4)%
Retail gross margin	64.4%	66.1%	(1.7)%	(2.5)%
Total	30.6%	33.2%	(2.6)%	(7.8)%

Adjusted Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$2,495.2	$2,945.6	$(450.4)	(15.3)%
Plus: depreciation and amortization	274.7	253.5	21.2	8.4%
Factory adjusted gross margin	2,769.9	3,199.1	(429.2)	(13.4)%
Retail gross margin	1,274.1	1,457.3	(183.2)	(12.6)%
Total Adjusted Gross Margin	$4,044.0	$4,656.4	$(612.4)	(13.2)%

Factory adjusted gross margin	26.8%	28.9%	(2.1)%	(7.4)%
Retail gross margin	64.4%	66.1%	(1.7)%	(2.5)%
Total Adjusted Gross Margin	32.8%	35.1%	(2.3)%	(6.4)%

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

Cost of Sales and Gross Margin

Factory margins decreased 250 basis points in the six months ended August 31, 2018 compared to the six months ended August 31, 2017 due primarily to lower efficiencies associated with an 11.3% decrease in production volume in the six months ended August 31, 2018 compared to the six months ended August 31, 2017. The decrease in retail gross margins was primarily the result of inventory discounts prior to closing certain underperforming Company-owned locations.

Franchise Costs

The increase in franchise costs in the six months ended August 31, 2018 versus the six months ended August 31, 2017 is due primarily to an increase in legal and professional expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.0% in the six months ended August 31, 2018 from 24.7%in the six months ended August 31, 2017. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise revenues.

Sales and Marketing

The decrease in sales and marketing costs for the six months ended August 31, 2018 compared to the six months ended August 31, 2017 is primarily due to lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the six months ended August 31, 2018 compared to the six months ended August 31, 2017 is primarily due to a decrease in legal and professional expenses. As a percentage of total revenues, general and administrative expenses decreased to 10.7% in the six months ended August 31, 2018 compared to 12.0% in the six months ended August 31, 2017.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2018 compared to the six months ended August 31, 2017 was due primarily to changes in units in operation, as a result of the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 54.0% in the six months ended August 31, 2017 to 53.7% in the six months ended August 31, 2018. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $598,000 in the six months ended August 31, 2018, an increase of 53.3% from $390,000 in the six months ended August 31, 2017. This increase was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. Depreciation and amortization included in cost of sales increased 8.4% from $254,000 in the six months ended August 31, 2017 to $275,000 in the six months ended August 31, 2018. This increase was the result of an increase in production assets in service.

Restructuring and acquisition related charges

There were no restructuring and acquisition related charges during the six months ended August 31, 2017 compared to $177,000 during the six months ended August 31, 2018. The increase in restructuring costs was the result of charges related to closing certain underperforming Company-owned locations.

Other Income (Expense)

Net interest expense was $33,000 in the six months ended August 31, 2018, a decrease of 39.0% compared to net interest expense of $54,000 in the six months ended August 31, 2017. This decrease in interest expense is due to lower average outstanding promissory note balances for the six months ended August 31, 2018.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2018 was 25.9%, compared to 36.5% for the six months ended August 31, 2017. The decrease of 10.6% is primarily due to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act.

Liquidity and Capital Resources

As of August 31, 2018, working capital was $10.0 million, compared with $7.4 million as of February 28, 2018, an increase of $2.6 million. The increase in working capital was primarily due to the impact of the adoption of certain recent accounting pronouncements and positive operating results partially offset by the payment of dividends.

Cash and cash equivalent balances declined approximately $900,000 to $5.2 million as of August 31, 2018 compared to $6.1 million as of February 28, 2018 as a result of cash flow used by financing activities, including repayment of debt and payment of dividends exceeding cash flow generated by operating activities. Our current ratio was 2.9 to 1 at August 31, 2018 compared to 1.9 to 1 at February 28, 2018. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the six months ended August 31, 2018, we had net income of $1,327,759. Operating activities provided cash of $1,388,429, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $872,454 and the increase in inventory of $1,579,686. During the comparable 2017 period, we had net income of $1,741,956, and operating activities provided cash of $2,188,650. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $643,421 and the increase in inventory of $1,421,625.

During the six months ended August 31, 2018, investing activities used cash of $200,537, primarily due to the purchases of property, equipment of $246,455. In comparison, investing activities used cash of $172,934 during the six months ended August 31, 2017 primarily due to the purchase of property and equipment of $283,988.

Financing activities used cash of $2,087,641 for the six months ended August 31, 2018 and used cash of $2,050,614 during the prior year period. The Company’s financing activities consist primarily of payments on long-term debt and declared dividends.

We have a $5.0 million ($5.0 million available as of August 31, 2018) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2018, we were in compliance with all such covenants. The line of credit is subject to renewal in September 2019. As of August 31, 2018, no amount was outstanding under this line of credit.

Our outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of August 31, 2018 of $1.9 million). The promissory note allowed us to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of August 31, 2018, we were in compliance with all such covenants.

On July 15, 2014, we publicly announced a plan to repurchase up to $3.0 million of our common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, we announced a plan to purchase up to an additional $2,058,000 of our common stock under the repurchase plan, and on May 21, 2015, we announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of our common stock under the repurchase plan. We did not repurchase any shares during the three and six months ended August 31, 2018. As of August 31, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of August 31, 2018, we had no off-balance sheet arrangements or obligations.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2018, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $199,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5 million bank line of credit that bears interest at a variable rate. As of August 31, 2018, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

We also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually that was used to finance the previous acquisitions by SWRL. As of August 31, 2018, $1.9 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2018. As of August 31, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 15, 2018	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer, Chief Financial Officer, Treasurer and Director