Form 10-Q
period 2018-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2019-01-14
CIK 1616262

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

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

On January 10, 2019, the registrant had outstanding 5,948,660 shares of its common stock, $.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Revenues
Sales	$7,583,327	$8,351,583	$19,901,695	$21,621,903
Franchise and royalty fees	1,366,420	1,609,989	5,214,225	5,952,807
Total Revenue	8,949,747	9,961,572	25,115,920	27,574,710

Costs and Expenses
Cost of sales	5,700,352	6,040,004	14,249,478	14,907,440
Franchise costs	463,056	515,149	1,539,104	1,588,348
Sales and marketing	519,176	593,033	1,672,638	1,785,416
General and administrative	860,916	827,215	2,588,751	2,932,568
Retail operating	446,058	584,771	1,507,386	1,774,522
Depreciation and amortization, exclusive of depreciation and amortization expense of $139,971, $134,350, $414,689 and $387,849, respectively, included in cost of sales	281,815	201,939	879,552	591,863
Restructuring charges	-	-	176,981	-
Total costs and expenses	8,271,373	8,762,111	22,613,890	23,580,157

Income from Operations	678,374	1,199,461	2,502,030	3,994,553

Other Income (Expense)
Interest Expense	(16,032)	(28,661)	(58,089)	(95,938)
Interest Income	4,758	6,396	13,962	19,827
Other expense, net	(11,274)	(22,265)	(44,127)	(76,111)

Income Before Income Taxes	667,100	1,177,196	2,457,903	3,918,442

Income Tax Provision	141,739	426,140	604,783	1,425,430

Consolidated Net Income	$525,361	$751,056	$1,853,120	$2,493,012

Basic Earnings per Common Share	$0.09	$0.13	$0.31	$0.42
Diluted Earnings per Common Share	$0.09	$0.13	$0.31	$0.42

Weighted Average Common Shares Outstanding - Basic	5,948,660	5,903,436	5,925,725	5,878,086
Dilutive Effect of Employee Stock Awards	34,170	78,029	57,165	102,145
Weighted Average Common Shares Outstanding - Diluted	5,982,830	5,981,465	5,982,890	5,980,231

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2018	2018
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,211,939	$6,072,984
Accounts receivable, less allowance for doubtful accounts of $567,585 and $479,472, respectively	4,902,276	3,897,334
Notes receivable, current portion, less current portion of the valuation allowance of $14,400 and $9,000, respectively	94,101	105,540
Refundable income taxes	25,070	342,863
Inventories, less reserve for slow moving inventory of $320,293 and $357,706, respectively	5,677,946	4,842,474
Other	420,546	310,173
Total current assets	15,331,878	15,571,368

Property and Equipment, Net	5,886,321	6,166,240

Other Assets
Notes receivable, less current portion and valuation allowance of $12,100 and $17,500, respectively	230,298	235,983
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	3,867,673	4,433,927
Intangible assets, net	519,772	587,377
Deferred income taxes	627,697	835,463
Other	56,576	63,333
Total other assets	6,348,960	7,203,027

Total Assets	$27,567,159	$28,940,635

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$1,391,854	$1,352,893
Accounts payable	1,504,321	1,647,991
Accrued salaries and wages	862,074	644,005
Gift card liabilities	696,578	3,057,131
Other accrued expenses	274,854	325,034
Dividend payable	713,839	708,652
Deferred revenue	296,868	471,910

Total current liabilities	5,740,388	8,207,616

Long-Term Debt, Less Current Maturities	127,515	1,176,416
Deferred Revenue, Less Current Portion	1,116,280	-

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,948,660 shares and 5,903,436 shares issued and outstanding, respectively	5,949	5,903
Additional paid-in capital	6,514,756	6,131,147
Retained earnings	14,062,271	13,419,553

Total stockholders' equity	20,582,976	19,556,603

Total Liabilities and Stockholders' Equity	$27,567,159	$28,940,635

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2018	2017
Cash Flows From Operating Activities
Net Income	$1,853,120	$2,493,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,294,241	979,712
Provision for obsolete inventory	85,207	82,738
Provision for loss on accounts and notes receivable	88,200	88,200
Asset impairment and store closure losses	67,822	-
Loss on sale or disposal of property and equipment	28,813	20,630
Expense recorded for stock compensation	383,655	458,275
Deferred income taxes	(94,328)	(444,747)
Changes in operating assets and liabilities:
Accounts receivable	(1,136,471)	(1,307,149)
Refundable income taxes	317,793	42,808
Inventories	(1,471,361)	(990,398)
Other current assets	(110,645)	(26,641)
Accounts payable	407,012	(135,269)
Accrued liabilities	58,079	362,718
Deferred income	(72,084)	23,769
Net cash provided by operating activities	1,699,053	1,647,658

Cash Flows from Investing Activities
Addition to notes receivable	-	(14,292)
Proceeds received on notes receivable	73,880	194,646
Purchase of intangible assets	-	(8,508)
Proceeds from (cost of) sale or distribution of assets	13,498	(7,926)
Purchases of property and equipment	(498,252)	(446,935)
(Increase) decrease in other assets	(8,140)	8,963
Net cash used in investing activities	(419,014)	(274,052)

Cash Flows from Financing Activities
Payments on long-term debt	(1,009,940)	(972,421)
Dividends paid	(2,131,144)	(2,113,462)
Net cash used in financing activities	(3,141,084)	(3,085,883)

Net Decrease in Cash and Cash Equivalents	(1,861,045)	(1,712,277)

Cash and Cash Equivalents, Beginning of Period	6,072,984	5,779,195

Cash and Cash Equivalents, End of Period	$4,211,939	$4,066,918

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

In January 2013, through its wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL, which has been subsequently diluted down to 46% as of November 30, 2018 following various issuances of common stock of SWRL. Until February 29, 2016, U-Swirl was a wholly-owned subsidiary of SWRL, and was the operating subsidiary for all of SWRL’s operations. The SWRL Board of Directors is composed solely of Board members also serving on the Company’s Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of November 30, 2018, SWRL had no operating assets.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2018:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	7	182	189
International license stores	1	66	67
Cold Stone Creamery - co-branded	10	91	101
U-Swirl (Including all associated brands)			-
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores*	*	90	90
Franchise stores - Domestic - co-branded*	*	11	11
International license stores	-	1	1
Total	18	447	465

*U-Swirl cafés and the brands franchised by U-Swirl have historically utilized a development area sales model. The result is that many areas are under development, and the rights to open cafés within the development areas have been established, but there is no assurance that any individual development area will result in a determinable number of café openings.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, (“CDI – Question 105.09”), that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 30, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its May 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows. The cumulative adjustment to be recorded as right-of-use assets and operating lease liabilities, upon adoption, is expected to be approximately 10% of the Company's consolidated total assets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in ASC 605 “Revenue Recognition.” ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to our franchisees and others, or in Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also did not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard changed the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that impact the term of the franchise agreement. The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018, was to recognize initial franchise fees upon new store opening and renewals that impact the term of the franchise agreement upon renewal. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2018	February 28, 2018
Ingredients and supplies	$3,090,255	$2,764,727
Finished candy	2,846,499	2,371,610
U-Swirl food and packaging	61,485	63,843
Reserve for slow moving inventory	(320,293)	(357,706)
Total inventories	$5,677,946	$4,842,474

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment at November 30, 2018 and February 28, 2018 consists of the following:

	November 30, 2018	February 28, 2018
Land	$513,618	$513,618
Building	4,823,225	4,905,103
Machinery and equipment	10,382,898	10,686,631
Furniture and fixtures	878,452	1,067,788
Leasehold improvements	1,131,659	1,568,260
Transportation equipment	422,458	434,091
Asset impairment	(30,000)	(62,891)
	18,122,310	19,112,600

Less accumulated depreciation	(12,235,989)	(12,946,360)
Property and equipment, net	$5,886,321	$6,166,240

NOTE 5 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 16, 2018 to stockholders of record on March 6, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 15, 2018 to stockholders of record on June 5, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 14, 2018 to stockholders of record on September 4, 2018. The Company declared a quarterly cash dividend of $0.12 per share of common stock on November 13, 2018, which was paid on December 7, 2018 to stockholders of record on November 23, 2018.

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

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and nine months ended November 30, 2018. As of November 30, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units.

The Company recognized $102,927 and $383,655 of stock-based compensation expense during the three and nine-month periods ended November 30, 2018, respectively, compared to $133,795 and $458,275 during the three and nine-month periods ended November 30, 2017, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2018 and 2017:

	Nine Months Ended
	November 30,
	2018	2017
Outstanding non-vested restricted stock units as of February 28:	77,594	123,658
Granted	-	-
Vested	(43,224)	(44,064)
Cancelled/forfeited	(200)	(1,700)
Outstanding non-vested restricted stock units as of November 30:	34,170	77,894

Weighted average grant date fair value	$12.05	$12.17
Weighted average remaining vesting period (in years)	0.63	1.52

The Company granted 2,000 fully vested, unrestricted shares of common stock to each non-employee director during the nine months ended November 30, 2018 compared to no shares granted during the nine months ended November 30, 2017. In connection with these non-employee director stock grants, the Company recognized $24,480 and $0 of stock-based compensation expense during the nine months ended November 30, 2018 and 2017, respectively.

During the nine months ended November 30, 2017, the Company granted 5,000 shares of unrestricted common stock under the Company’s 2007 Plan to an independent contractor providing information technology consulting services to the Company. These shares were granted as a part of the compensation for services rendered to the Company by the contractor. In connection with this stock award, the Company recognized $59,100 in stock-based compensation expense during the nine months ended November 30, 2017. No comparable shares of common stock were granted to employees or contractors, and no related stock-based compensation expense was recorded in the nine months ended November 30, 2018.

During the three and nine-month periods ended November 30, 2018, the Company recognized $102,927 and $359,175, respectively, of stock-based compensation expense related to restricted stock unit grants to employees. The restricted stock unit grants generally vest between 17% and 20% annually over a period of five to six years. During the nine-month periods ended November 30, 2018 and 2017, 43,224 and 44,064 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2018 was $258,978, which is expected to be recognized over the weighted-average period of 0.6 years.

The Company has no outstanding stock options as of November 30, 2018.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid for:	2018	2017
Interest, net	$44,971	$76,291
Income taxes	381,318	1,827,369
Non-cash Operating Activities
Accrued Inventory	292,435	334,853
Non-cash Financing Activities
Dividend payable	$713,839	$708,412

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

Three Months Ended November 30, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,062,942	$7,193,761	$282,023	$743,647	$-	$9,282,373
Intersegment revenues	(865)	(331,761)	-	-	-	(332,626)
Revenue from external customers	1,062,077	6,862,000	282,023	743,647	-	8,949,747
Segment profit (loss)	344,945	1,324,220	(13,732)	(174,089)	(814,244)	667,100
Total assets	1,067,265	14,713,087	1,029,203	5,463,340	5,294,264	27,567,159
Capital expenditures	-	243,043	3,796	1,631	3,327	251,797
Total depreciation & amortization	$11,617	$144,436	$5,631	$235,446	$24,656	$421,786

Three Months Ended November 30, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,242,855	$7,948,925	$366,049	$842,554	$-	$10,400,383
Intersegment revenues	(1,228)	(437,583)	-	-	-	(438,811)
Revenue from external customers	1,241,627	7,511,342	366,049	842,554	-	9,961,572
Segment profit (loss)	423,213	1,664,643	(86,741)	(14,587)	(809,332)	1,177,196
Total assets	1,106,155	14,748,965	1,236,501	8,202,628	4,038,968	29,333,217
Capital expenditures	881	124,312	15,182	4,967	17,605	162,947
Total depreciation & amortization	$11,644	$138,618	$10,543	$143,304	$32,180	$336,289

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,846,633	$18,097,063	$941,817	$3,127,806	$-	$26,013,319
Intersegment revenues	(3,632)	(893,767)	-	-	-	(897,399)
Revenue from external customers	3,843,001	17,203,296	941,817	3,127,806	-	25,115,920
Segment profit (loss)	1,527,599	3,564,168	(117,488)	190,884	(2,707,260)	2,457,903
Total assets	1,067,265	14,713,087	1,029,203	5,463,340	5,294,264	27,567,159
Capital expenditures	3,535	415,960	7,601	14,935	56,221	498,252
Total depreciation & amortization	$35,173	$428,161	$29,485	$720,530	$80,892	$1,294,241

Nine Months Ended November 30, 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,342,013	$19,659,108	$1,213,039	$3,446,543	$-	$28,660,703
Intersegment revenues	(3,643)	(1,082,350)	-	-	-	(1,085,993)
Revenue from external customers	4,338,370	18,576,758	1,213,039	3,446,543	-	27,574,710
Segment profit (loss)	1,853,604	4,361,150	(90,674)	639,251	(2,844,889)	3,918,442
Total assets	1,106,155	14,748,965	1,236,501	8,202,628	4,038,968	29,333,217
Capital expenditures	6,517	342,910	31,518	10,791	55,199	446,935
Total depreciation & amortization	$34,590	$400,624	$18,202	$429,582	$96,714	$979,712

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.8 million, or 7.1 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2018, compared to $2.8 million, or 10.3 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2017.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2018		February 28, 2018
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$213,778	$220,778	$212,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	202,567	715,339	136,087
Franchise rights		20		5,979,637	2,111,964	5,979,637	1,545,710
Total				7,467,557	3,080,112	7,467,557	2,446,253
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,176,885	$3,742,496	$9,176,885	$3,108,637

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Effective March 1, 2002, under ASC 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $634,131 and $332,100 during the nine months ended November 30, 2018 and 2017, respectively.

At November 30, 2018, annual amortization of intangible assets, based upon our existing intangible assets and current useful lives, is estimated to be the following:

2019	$210,187
2020	706,177
2021	594,229
2022	490,060
2023	411,607
Thereafter	1,975,185
Total	$4,387,445

NOTE 9 – RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring charges incurred were the result of closing certain underperforming Company-owned locations during the nine months ended November 30, 2018. Restructuring charges of $0 and $176,981 were incurred during the three and the nine months ended November 30, 2018, respectively.

The Company did not record any restructuring charges in the three and nine months ended November 30, 2017.

NOTE 10 – SALE OR DISTRIBUTION OF ASSETS

During the nine months ended November 30, 2017, the Company acquired two franchise stores in satisfaction of certain receivables due by the franchisees to the Company. The Company subsequently sold one of the stores and is operating the other store as a Company-owned store. Associated with these asset disposal activities, the Company recorded the following in the nine months ended November 30, 2018 and 2017 relating to these transactions:

	2018	2017
Notes receivable	$-	$56,610

NOTE 11 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions.

As of November 30, 2018 and February 28, 2018, notes payable consisted of the following:

	November 30, 2018	February 28, 2018
Promissory note	$1,519,369	$2,529,309
Less: current maturities	(1,391,854)	(1,352,893)
Long-term obligations	$127,515	$1,176,416

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes annual maturities of our notes payable as of November 30, 2018:

Amount
2019	$342,905
2020	1,176,464

Total minimum payments	1,519,369
Less: current maturities	(1,391,854)

Long-term obligations	$127,515

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table contains a reconciliation of revenue reported for the current period and revenue had the Company reported under the prior method for revenue recognition:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Franchise Fees contained within the Statement of Income:	$61,662	$150,900	$262,335	$563,000
Adjustment required to conform revenue to prior period method:	(9,162)	-	(19,335)	-
Comparable franchise fees:	$52,500	$150,900	$243,000	$563,000

On November 30, 2018, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2019	$65,420
2020	256,120
2021	203,398
2022	189,850
2023	175,721
Thereafter	522,639
Total	$1,413,148

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended November 30, 2018

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$44,172	$-	$-	$17,490	$61,662

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	6,862,000	-	-	6,862,000
Retail sales	-	-	282,023	439,304	721,327
Royalty and marketing fees	1,017,905	-	-	286,853	1,304,758
Total	$1,062,077	$6,862,000	$282,023	$743,647	$8,949,747

Nine Months Ended November 30, 2018

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$154,693	$-	$-	$107,642	$262,335

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	17,203,296	-	-	17,203,296
Retail sales	-	-	941,817	1,756,582	2,698,399
Royalty and marketing fees	3,688,308	-	-	1,263,582	4,951,890
Total	$3,843,001	$17,203,296	$941,817	$3,127,806	$25,115,920

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2018, there were two Company-owned, 91 licensee-owned and 248 franchised Rocky Mountain Chocolate Factory stores operating in 38 states, Canada, South Korea, Panama, and the Philippines. As of November 30, 2018, U-Swirl operated four Company-owned cafés and 102 franchised cafés located in 27 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Results of Operations

Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017

Results Summary

Basic earnings per share decreased 30.8% from $0.13 in the three months ended November 30, 2017 to $0.09 in the three months ended November 30, 2018. Revenues decreased 10.2% from $10.0 million in the three months ended November 30, 2017 to $8.9 million in the three months ended November 30, 2018. Operating income decreased 43.4% from $1.2 million in the three months ended November 30, 2017 to $0.7 million in the three months ended November 30, 2018. Net income decreased 30.1% from $751,000 in the three months ended November 30, 2017 to $525,000 in the three months ended November 30, 2018. The decrease in operating income was due primarily to lower revenue in the three months ended November 30, 2018 compared to the three months ended November 30, 2017.

Revenues

	Three Months Ended
($'s in thousands)	November 30,		$	%
	2018	2017	Change	Change
Factory sales	$6,862.0	$7,511.3	$(649.3)	(8.6)%
Retail sales	721.3	840.2	(118.9)	(14.2)%
Franchise fees	61.7	150.9	(89.2)	(59.1)%
Royalty and marketing fees	1,304.8	1,459.1	(154.3)	(10.6)%
Total	$8,949.8	$9,961.5	$(1,011.7)	(10.2)%

Factory Sales

The decrease in factory sales for the three months ended November 30, 2018 versus the three months ended November 30, 2017 was primarily due to an 18.8% decrease in shipments of product to customers outside our network of franchise retail locations and a 3.0% decrease in purchases by our network of franchised and licensed stores. This change was primarily the result of a decrease in purchases by the Company’s largest customer during the three months ended November 30, 2018, with revenue from such customer decreasing to approximately $374,000, or 4.2% of the Company’s revenues during the three months ended November 30, 2018, compared to $682,000, or 6.8% of the Company’s revenues during the three months ended November 30, 2017 for this same customer. The Company believes the decrease in orders is due to lower sales of its customer. If future purchases from this customer decrease or remain at current levels, our sales could continue to decline, and there is no assurance that sales to such customer will return to historical levels.

Same-store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 1.9% in the three months ended November 30, 2018, compared with the three months ended November 30, 2017.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the sale of certain Company-owned locations and the closure of certain underperforming Company-owned locations. Same-store sales at all Company-owned stores and cafés increased 8.6% in the three months ended November 30, 2018 compared to the three months ended November 30, 2017.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended November 30, 2017 to the three months ended November 30, 2018 was primarily due to an 8.7% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 312 in the three months ended November 30, 2017 to 285 during the three months ended November 30, 2018. This decrease is the result of domestic store closures exceeding domestic store openings. Same-store sales at total franchise stores and cafés in operation increased 0.7% during the three months ended November 30, 2018 compared to the three months ended November 30, 2017. Franchise fee revenues decreased as a result of a decrease in domestic store openings and the fees recognized during the three months ended November 30, 2018 compared to the three months ended November 30, 2017.

Costs and Expenses

Cost of Sales

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2018	2017	Change	Change

Cost of sales - factory	$5,419.8	$5,703.4	$(283.6)	(5.0)%
Cost of sales - retail	280.5	336.6	(56.1)	(16.7)%
Franchise costs	463.1	515.1	(52.0)	(10.1)%
Sales and marketing	519.2	593.0	(73.8)	(12.4)%
General and administrative	860.9	827.2	33.7	4.1%
Retail operating	446.1	584.8	(138.7)	(23.7)%
Total	$7,989.6	$8,560.1	$(570.5)	(6.7)%

Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$1,442.2	$1,807.9	$(365.7)	(20.2)%
Retail gross margin	440.8	503.6	(62.8)	(12.5)%
Total	$1,883.0	$2,311.5	$(428.5)	(18.5)%

	Three Months Ended
	November 30,		%	%
	2018	2017	Change	Change
(Percent)
Factory gross margin	21.0%	24.1%	(3.1)%	(12.7)%
Retail gross margin	61.1%	59.9%	1.2%	2.0%
Total	24.8%	27.7%	(2.8)%	(10.3)%

Adjusted Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$1,442.2	$1,807.9	$(365.7)	(20.2)%
Plus: depreciation and amortization	140.0	134.3	5.7	4.2%
Factory adjusted gross margin	1,582.2	1,942.2	(360.0)	(18.5)%
Retail gross margin	440.8	503.6	(62.8)	(12.5)%
Total Adjusted Gross Margin	$2,023.0	$2,445.8	$(422.8)	(17.3)%

Factory adjusted gross margin	23.1%	25.9%	(2.8)%	(10.8)%
Retail gross margin	61.1%	59.9%	1.2%	2.0%
Total Adjusted Gross Margin	26.7%	29.3%	(2.6)%	(8.9)%

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

Cost of Sales and Gross Margin

Factory margins decreased 310 basis points in the three months ended November 30, 2018 compared to the three months ended November 30, 2017 due primarily to lower efficiencies associated with a 17.0% decrease in production volume and an increase in transportation fuel and equipment costs in the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The increase in Company-owned store margin is due primarily to a change in units in operation during the three months ended November 30, 2018 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended November 30, 2018 versus the three months ended November 30, 2017 is due primarily to a decrease in legal and professional expense in the three months ended November 30, 2018 compared to the three months ended November 30, 2017. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 33.9% in the three months ended November 30, 2018 from 32.0% in the three months ended November 30, 2017.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended November 30, 2018 compared to the three months ended November 30, 2017 is primarily due to lower marketing-related costs associated with U-Swirl franchise locations as a result of fewer units in operation.

General and Administrative

General and administrative costs increased 4.1% in the three months ended November 30, 2018 compared to the three months ended November 30, 2017. This increase was primarily the result of an increase in legal costs. As a percentage of total revenues, general and administrative expenses increased to 9.6% in the three months ended November 30, 2018 compared to 8.3% in the three months ended November 30, 2017.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended November 30, 2018 compared to the three months ended November 30, 2017 was due primarily to changes in units in operation as a result of the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 69.6% in the three months ended November 30, 2017 to 61.8% in the three months ended November 30, 2018. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $282,000 in the three months ended November 30, 2018, an increase of 39.6% from $202,000 in the three months ended November 30, 2017. This increase was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. Depreciation and amortization included in cost of sales increased 4.2% from $134,000 in the three months ended November 30, 2017 to $140,000 in the three months ended November 30, 2018. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $11,000 in the three months ended November 30, 2018 compared to net interest expense of $22,000 incurred in the three months ended November 30, 2017. This decrease in interest expense is due to lower average outstanding promissory note balances for the three months ended November 30, 2018.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2018 was 21.2%, compared to 36.2% for the three months ended November 30, 2017. The decrease of 14.7% is primarily due to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act.

Nine Months Ended November 30, 2018 Compared to the Nine Months Ended November 30, 2017

Results Summary

Basic earnings per share decreased 26.2% to $0.31 for the nine months ended November 30, 2018 compared to $0.42 for the nine months ended November 30, 2017. Revenues decreased 8.9% to $25.1 million for the nine months ended November 30, 2018 compared to $27.6 million in the nine months ended November 30, 2017. Operating income decreased 36.0% from $4.0 million in the nine months ended November 30, 2017 to $2.5 million in the nine months ended November 30, 2018. Net income decreased 25.7% from $2.5 million in the nine months ended November 30, 2017 to $1.9 million in the nine months ended November 30, 2018. The decrease in operating income and net income was due primarily to lower revenue and lower margins partially offset by a decrease in operating expenses and a lower effective income tax rate.

Revenues

	Nine Months Ended
($'s in thousands)	November 30,		$	%
	2018	2017	Change	Change
Factory sales	$17,203.3	$18,576.8	$(1,373.5)	(7.4)%
Retail sales	2,698.4	3,045.1	(346.7)	(11.4)%
Franchise fees	262.3	563.0	(300.7)	(53.4)%
Royalty and marketing fees	4,951.9	5,389.8	(437.9)	(8.1)%
Total	$25,115.9	$27,574.7	(2,458.8)	(8.9)%

Factory Sales

The decrease in factory sales for the nine months ended November 30, 2018 versus the nine months ended November 30, 2017 was primarily due to a 22.5% decrease in shipments of product to customers outside our network of franchise retail locations. This change was primarily the result of a decrease in purchases by the Company’s largest customer during the nine months ended November 30, 2018, with revenue from such customer decreasing to approximately $1.8 million, or 7.1%, of the Company’s revenues during the nine months ended November 30, 2018, compared to $2.9 million, or 10.3% of the Company’s revenues during the nine months ended November 30, 2017 for this same customer. The Company believes the decrease in orders is due to lower sales of its customer. If future purchases from this customer decrease or remain at current levels, our sales could continue to decline, and there is no assurance that sales to such customer will return to historical levels

Same-store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 1.5% in the nine months ended November 30, 2018, compared with the nine months ended November 30, 2017.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation as a result of the closure of certain underperforming Company-owned locations. Same-store sales at all Company-owned stores and cafés increased 2.1% in the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the nine months ended November 30, 2017 to the nine months ended November 30, 2018 was primarily due to a 9.9% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 322 in the nine months ended November 30, 2017 to 290 during the nine months ended November 30, 2018. This decrease is the result of domestic store closures exceeding domestic store openings. Same-store sales at total franchise stores and cafés in operation were approximately unchanged during the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017. Franchise fee revenues decreased as a result of international license fees recognized during the nine months ended November 30, 2017 with no comparable international fees recognized during the nine months ended November 30, 2018. During the nine months ended November 30, 2017, U-Swirl entered into a master license agreement covering the State of Qatar and Rocky Mountain Chocolate Factory entered into master license agreements covering the countries of Vietnam and Panama. There were no international license agreements entered into during the nine months ended November 30, 2018.

Costs and Expenses

Cost of Sales

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2018	2017	Change	Change

Cost of sales - factory	$13,266.0	$13,823.2	$(557.2)	(4.0)%
Cost of sales - retail	983.5	1,084.2	(100.7)	(9.3)%
Franchise costs	1,539.1	1,588.3	(49.2)	(3.1)%
Sales and marketing	1,672.6	1,785.4	(112.8)	(6.3)%
General and administrative	2,588.8	2,932.6	(343.8)	(11.7)%
Retail operating	1,507.4	1,774.5	(267.1)	(15.1)%
Total	$21,557.4	$22,988.2	$(1,430.8)	(6.2)%

Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$3,937.3	$4,753.6	$(816.3)	(17.2)%
Retail gross margin	1,714.9	1,960.9	(246.0)	(12.5)%
Total	$5,652.2	$6,714.5	$(1,062.3)	(15.8)%

	Nine Months Ended
	November 30,		%	%
	2018	2017	Change	Change

Factory gross margin	22.9%	25.6%	(2.7)%	(10.6)%
Retail gross margin	63.6%	64.4%	(0.8)%	(1.3)%
Total	28.4%	31.1%	(2.7)%	(8.5)%

Adjusted Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2018	2017	Change	Change

Factory gross margin	$3,937.3	$4,753.6	$(816.3)	(17.2)%
Plus: depreciation and amortization	414.7	387.8	26.9	6.9%
Factory adjusted gross margin	4,352.0	5,141.4	(789.4)	(15.4)%
Retail gross margin	1,714.9	1,960.9	(246.0)	(12.5)%
Total Adjusted Gross Margin	$6,066.9	$7,102.3	$(1,035.4)	(14.6)%

Factory adjusted gross margin	25.3%	27.7%	(2.4)%	(8.6)%
Retail gross margin	63.6%	64.4%	(0.8)%	(1.3)%
Total Adjusted Gross Margin	30.5%	32.8%	(2.4)%	(7.2)%

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

Cost of Sales and Gross Margin

Factory margins decreased 270 basis points in the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017 due primarily to lower efficiencies associated with a 13.4% decrease in production volume in the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017. The decrease in retail gross margins was primarily the result of sales discounts prior to closing certain underperforming Company-owned locations.

Franchise Costs

The decrease in franchise costs in the nine months ended November 30, 2018 versus the nine months ended November 30, 2017 is due primarily to a decrease in legal and professional expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 29.5% in the nine months ended November 30, 2018 from 26.7% in the nine months ended November 30, 2017. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise revenues.

Sales and Marketing

The decrease in sales and marketing costs for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017 is primarily due to lower marketing-related costs associated with U-Swirl franchise locations.

General and Administrative

The decrease in general and administrative costs for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017 is primarily due to a decrease in legal and professional expenses. As a percentage of total revenues, general and administrative expenses decreased to 10.3% in the nine months ended November 30, 2018 compared to 10.6% in the nine months ended November 30, 2017.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2018 compared to the nine months ended November 30, 2017 was due primarily to changes in units in operation, as a result of the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 58.3% in the nine months ended November 30, 2017 to 55.9% in the nine months ended November 30, 2018. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $880,000 in the nine months ended November 30, 2018, an increase of 48.6% from $592,000 in the nine months ended November 30, 2017. This increase was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. Depreciation and amortization included in cost of sales increased 6.9% from $388,000 in the nine months ended November 30, 2017 to $415,000 in the nine months ended November 30, 2018. This increase was the result of an increase in production assets in service.

Restructuring charges

There were no restructuring and acquisition related charges during the nine months ended November 30, 2017 compared to $177,000 during the nine months ended November 30, 2018. The increase in restructuring costs was the result of charges related to closing certain underperforming Company-owned locations.

Other Income (Expense)

Net interest expense was $44,000 in the nine months ended November 30, 2018, a decrease of 42.0% compared to net interest expense of $76,000 in the nine months ended November 30, 2017. This decrease in interest expense is due to lower average outstanding promissory note balances for the nine months ended November 30, 2018.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2018 was 24.6%, compared to 36.4% for the nine months ended November 30, 2017. The decrease of 11.8% is primarily due to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act.

Liquidity and Capital Resources

As of November 30, 2018, working capital was $9.6 million, compared with $7.4 million as of February 28, 2018, an increase of $2.2 million. The increase in working capital was primarily due to the impact of the adoption of certain recent accounting pronouncements and positive operating results partially offset by the payment of dividends.

Cash and cash equivalent balances declined approximately $1.9 million to $4.2 million as of November 30, 2018 compared to $6.1 million as of February 28, 2018 as a result of cash flow used by financing activities, including repayment of debt and payment of dividends exceeding cash flow generated by operating activities. Our current ratio was 2.7 to 1.0 at November 30, 2018 compared to 1.9 to 1.0 at February 28, 2018. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the nine months ended November 30, 2018, we had net income of $1,853,120 . Operating activities provided cash of $1,699,053 , with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $1,294,241 and the increase in inventory of $1,471,361. During the comparable 2017 period, we had net income of $2,493,012, and operating activities provided cash of $1,647,658. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $979,712 and the increase in accounts receivable of $1,307,149.

During the nine months ended November 30, 2018, investing activities used cash of $419,014, primarily due to the purchases of property and equipment of $498,252. In comparison, investing activities used cash of $274,052 during the nine months ended November 30, 2017 primarily due to the purchase of property and equipment of $446,935.

Financing activities used cash of $3,141,084 for the nine months ended November 30, 2018 and used cash of $3,085,883 during the prior year period. The Company’s financing activities consist primarily of payments on long-term debt and declared dividends.

We have a $5.0 million ($5.0 million available as of November 30, 2018) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2018, we were in compliance with all such covenants. The line of credit is subject to renewal in September 2019. As of November 30, 2018, no amount was outstanding under this line of credit.

Our outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of November 30, 2018 of $1.5 million). The promissory note allowed us to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of November 30, 2018, we were in compliance with all such covenants.

On July 15, 2014, we publicly announced a plan to repurchase up to $3.0 million of our common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, we announced a plan to purchase up to an additional $2,058,000 of our common stock under the repurchase plan, and on May 21, 2015, we announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of our common stock under the repurchase plan. We did not repurchase any shares during the three and nine months ended November 30, 2018. As of November 30, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

Operating leases: Our Company-owned stores are occupied pursuant to non-cancelable leases of five to ten years having varying expiration dates, some of which contain optional renewal rights. We also lease warehouse facilities to support our manufacturing operations and we lease most of our transportation equipment. We do not deem any individual lease to be significant in relation to our overall operations.

Purchase obligations: As of November 30, 2018, we had purchase obligations of approximately $1.4 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of November 30, 2018, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $141,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5 million bank line of credit that bears interest at a variable rate. As of November 30, 2018, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

We also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually that was used to finance the previous acquisitions by SWRL. As of November 30, 2018, $1.5 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and nine months ended November 30, 2018. As of November 30, 2018, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 14, 2019	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Operating Officer,
Chief Financial Officer, Treasurer and Director