Form 10-K
period 2019-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2019-05-29
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

(970) 259-0554

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share	RMCF	Nasdaq Global Market
Preferred Stock Purchase Rights	RMCF	Nasdaq Global Market

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

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 31, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $38,815,702. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 10, 2019, there were 5,962,327 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 28, 2019.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in this Annual Report in Item 1A. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2019, there were two Company-owned, 90 licensee-owned and 245 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2019, U-Swirl operated four Company-owned cafés, 68 franchised cafés and 30 licensed locations located in 26 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”. The Company was incorporated in Delaware in 2014 in connection with its holding company reorganization.

In January 2013, through our wholly-owned subsidiaries, including Aspen Leaf Yogurt, LLC (“ALY”), we entered into two agreements to sell all of the assets of our ALY frozen yogurt stores, along with our interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini,” which we also acquired in January 2013, to U-Swirl, Inc. (“SWRL”), in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of February 28, 2019). Upon completion of these transactions, we ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. The SWRL Board of Directors is composed solely of board members also serving on our Board of Directors.

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, we entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, we entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, we foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming our wholly-owned subsidiary as of February 29, 2016, and concurrently we ceased to have financial control of SWRL as of February 29, 2016. As of February 28, 2019, SWRL had no operating assets.

In FY 2019, approximately 52% of the products sold at Rocky Mountain Chocolate Factory stores were prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

We believe our manufacturing expertise and reputation for quality has facilitated the sale of selected products through specialty markets. We are currently selling our products in a select number of specialty markets, including wholesale, fundraising, corporate sales, mail order, private label and internet sales.

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

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (70%-68%-66%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (10%-11%-12%) and (iii) the collection of initial franchise fees and royalties from franchisees (20%-21%-22%). For FY 2019, approximately 98% of our revenues were derived from domestic sources, with 2% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2019, 2018 and 2017, respectively.

According to industry data, the total U.S. candy market generated approximately $35.8 billion of retail sales in 2015 with chocolate sales growing 2.2% from sales of approximately $22.8 billion during 2017 to $23.3 billion during 2018 and candy sales per capita of $111.16 during 2015.

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

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory and U-Swirl Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

2015	3.1%
2016	1.6%
2017	0.9%
2018	(2.9)%
2019	1.0%

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

2015	*
2016	(1.4)%
2017	(3.0)%
2018	(4.3)%
2019	(0.5)%

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

Same Store Pounds Purchased by Existing Franchised and Licensed Locations

In FY 2019, same store pounds purchased by franchisees and licensees decreased 0.5% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe historical decreases in same store pounds purchased, including for FY 2019, were due, in part, to a product mix shift from factory-made products to products made in the store, such as caramel apples.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive advanced planning and scheduling system for production scheduling, implementation of alternative manufacturing strategies, installation of enhanced point-of-sale systems in all of our Company-owned stores and the majority of our franchised stores, and implementation of a serial/lot tracking and warehouse management system. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and positively impact store operations.

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

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. In FY 2019, an average of approximately 52% of the revenues of franchised stores are generated by sales of products prepared on the premises. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2019, Cold Stone Creamery franchisees operated 91 co-branded locations, our U-Swirl franchisees operated 12 co-branded locations and three Company-owned co-branded units were in operation.

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

International units in operation were as follows at March 31, 2019:

Rocky Mountain Chocolate Factory
Canada	58
The Republic of Panama	1
The Republic of the Philippines	4
South Korea	1
U-Swirl Cafés (including all associated brands)
Qatar	2
Total	66

Products and Packaging

We produce approximately 700 chocolate candies and other confectionery products using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into approximately 400 varieties of packaged assortments. We continue to engage in a major effort to expand our product line by developing additional exciting and attractive new products. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 100 items, including many candies offered in packages, that are specially designed for such holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 700 chocolate candies and other confectionery products throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. In FY 2019, approximately 45% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 52% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 3% by products such as ice cream, coffee and other sundries purchased from approved suppliers.

In FY 2019, approximately 28% of our product sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as specialty markets. The majority of sales to specialty markets are to a single customer. For FY 2019, this customer represented approximately 46% of total shipments to specialty markets and approximately 9% of our total revenues. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores. See Item 1A “Risk Factors—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.”

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

Our frozen yogurt cafés feature a high-quality yogurt that we believe is superior to products offered by many of our competitors. Our product is nationally distributed and consistent among our cafés. Most cafés feature 8 to 16 flavor varieties, including custom and seasonal specialty flavors. Our toppings bars feature up to 70 toppings allowing for a customizable frozen dessert experience. Cafés typically sell frozen yogurt by the ounce, with prices generally ranging between $0.46 and $0.61 per ounce.

Operating Environment

Rocky Mountain Chocolate Factory

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, outlet centers, tourist areas, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2019 include:

Regional Centers	23.5%
Outlet Centers	21.3%
Festival/Community Centers	19.1%
Tourist Areas	15.8%
Street Fronts	7.7%
Airports	6.0%
Other	6.6%

Regional Centers

As of February 28, 2019, there were Rocky Mountain Chocolate Factory stores in approximately 43 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although they often provide favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Outlet Centers

As of February 28, 2019, there were approximately 39 Rocky Mountain Chocolate Factory stores in outlet centers. We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Tourist Areas, Street Fronts, Airports and Other Entertainment-Oriented Shopping Centers

As of February 28, 2019, there were approximately 29 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas, including Fisherman's Wharf in San Francisco, California and the River Walk in San Antonio, Texas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. As of February 28, 2019, there were 11 franchised Rocky Mountain Chocolate Factory stores at airport locations.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking) and since then has been ranked in the Top 500 Franchises every year by Entrepreneur Magazine. As of March 31, 2019, there were 245 franchised stores in the Rocky Mountain Chocolate Factory system and 68 franchised stores under the U-Swirl frozen yogurt brands. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred to us by existing franchisees, to interested consumers who have visited one of our domestic franchise locations and to existing franchisees. We also advertise for new franchisees in national and regional newspapers as suitable potential store locations come to our attention. Franchisees are approved by us on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with our operating philosophy.

International Franchising and Licensing

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia (“Immaculate Confections”). Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2019, Immaculate Confections operated 58 stores under this agreement.

Our business was significantly affected by the global recession during 2008-2009. During this period there was a decrease in leads and qualified franchisees for domestic franchise growth. Amidst this environment we initiated a program to focus on international expansion. International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. International license agreements in place include the following:

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2019, one unit was operating under this agreement.

●	In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of March 31, 2019, four units were operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Republic of the Panama. As of March 31, 2019, one unit was operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Socialist Republic of Vietnam. As of March 31, 2019, there were no units operating under the agreement.

●

Through our U-Swirl subsidiary, we have additional international development agreements covering Canada and the State of Qatar. As of March 31, 2019, no units were operating in Canada and two units were operating in Qatar.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2019, Cold Stone Creamery franchisees operated 90 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2019, there were 12 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

The Franchise Agreement: Terms and Conditions

The domestic offer and sales of our franchise concepts are made pursuant to the respective Franchise Disclosure Document prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchisor to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their stores. Chocolate and yogurt products not made on the premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment are likely to adversely affect the system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Regulation" Below for additional information.

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

Franchise Financing

We do not typically provide prospective franchisees with financing for their stores for new or existing franchises, but we have developed relationships with several sources of franchisee financing to whom we will refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required our assistance. In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria, for inventory and other operational costs.

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2019, approximately $219,000 was included in notes receivable as a result of this program. As of March 31, 2019, there were 15 units in operation by graduates of the MWSU entrepreneurial program.

Licensee Financing

During FY 2011, we began a program to finance the remodel costs of a select number of co-branded licensed Cold Stone Creamery locations. The financing was provided to existing Cold Stone Creamery franchisees that were required to meet a number of financial qualifications prior to approval. At February 28, 2019, approximately $3,000 was included in notes receivable as a result of this program. We initially financed this program in order to encourage early adoption of the co-branding program. Now that the program is mature, we do not intend to continue direct financing unless circumstances change.

Company Store Program

As of March 31, 2019, there were two Company-owned Rocky Mountain Chocolate Factory stores and four Company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See "—Franchising Program—Training and Support" and "—Franchising Program—Quality Standards and Control."

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

Manufacturing Processes

The manufacturing process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and we employ strict quality control procedures at every stage of the manufacturing process. We use a combination of manual and automated processes at our factory. Although we believe that it is currently preferable to perform certain manufacturing processes, such as dipping of some large pieces by hand, automation increases the speed and efficiency of the manufacturing process. We have from time to time automated certain processes formerly performed by hand where it has become cost-effective for us to do so without compromising product quality or appearance.

We also seek to ensure the freshness of products sold in Rocky Mountain Chocolate Factory stores with frequent shipments. Most Rocky Mountain Chocolate Factory stores do not have significant space for the storage of inventory, and we encourage franchisees and store managers to order only the quantities that they can reasonably expect to sell within approximately two to four weeks. For these reasons, we generally do not have a significant backlog of orders.

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

We have not historically, and do not intend to, engage in national traditional media advertising in the near future. Consistent with our commitment to community support, we aggressively seek opportunities to participate in local and regional events, sponsorships and charitable causes. This support leverages low cost, high return publicity opportunities for mutual gain partnerships. Through programs such as Fudge for Troops, and collaborations with Care and Share Food Bank and other national/local organizations focused on youth/leadership development and underserved populations in our community, we have developed relationships that define our principal platforms, and contribute to charitable causes that provide exposure at a national level.

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

Trade Name and Trademarks

The trade name "Rocky Mountain Chocolate Factory®," the phrases, "The Peak of Perfection in Handmade Chocolates®", "America's Chocolatier®”, “The World’s Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are our proprietary rights. We believe that all of the foregoing are of material importance to our business. The trademark “Rocky Mountain Chocolate Factory” is registered in the United States and Canada. Applications to register the Rocky Mountain Chocolate Factory trademark have been filed and/or obtained in certain foreign countries.

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

Employees

At February 28, 2019, we employed approximately 231 people. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Federal and state environmental regulations have not had a material impact on our operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new stores, increase our capital expenditures and thereby decrease our earnings and negatively impact competitive position.

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

We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). We make available free of charge, through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC also maintains a website that contains these reports, proxy and information statements and other information that can be accessed, free of charge, at www.sec.gov. The contents of our websites are not incorporated into, and should not be considered a part of, this Annual Report.

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

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.

Revenue from one customer of our manufacturing segment represented approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019 compared to revenue of approximately $5.1 million or 13% of our total revenues during the year ended February 28, 2018. Our future results may be adversely impacted by further decreases in the purchases of this customer or the loss of this customer entirely.

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

The Financial Performance of Our Franchisees Can Negatively Impact Our Business.

Our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing fund, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of stores and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Rocky Mountain Chocolate Factory stores or U-Swirl cafés. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised stores, which during FY 2019, and potentially in subsequent years, could exceed levels experienced in recent years, would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced by Third Parties Could Adversely Affect Our Operations.

In FY 2019, approximately 45% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 52% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 3% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and had an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results at Rocky Mountain Chocolate Factory franchise stores have fluctuated as follows: (a) from (2.9%) to 3.1% for annual results; and (b) from (4.6%) to 7.5% for quarterly results. During the past four fiscal years, same store sales results at U-Swirl franchise stores have fluctuated as follows: (a) from (4.3%) to (0.5%) for annual results; and (b) from (8.6%) to 2.8% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

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

We Own 100% of the Operations of U-Swirl, Which Has a History of Losses and May Continue to Report Losses in the Future.

In January 2013, we obtained a controlling ownership interest in SWRL. This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt). SWRL has historically reported net losses. In February 2016, we foreclosed on the all of the outstanding common stock of U-Swirl (the operating subsidiary of SWRL) in full satisfaction of the obligations under the SWRL Loan Agreement, pursuant to which U-Swirl became a wholly-owned subsidiary of the Company. If U-Swirl continues to not be profitable, those operating losses could have a material adverse effect on our overall results of operations.

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

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities.

A party who is able to compromise the security measures on our networks or the security of our infrastructure could, among other things, misappropriate our proprietary information and the personal information of our customers and employees, cause interruptions or malfunctions in our or our franchisee’s operations, cause delays or interruptions to our ability to operate, cause us to breach our legal, regulatory or contractual obligations, create an inability to access or rely upon critical business records or cause other disruptions in our operations. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties.

We expend financial resources to protect against such threats and may be required to further expend financial resources to alleviate problems caused by physical, electronic, and cyber security breaches. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, loss of existing or potential future customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results.

In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.

We are also continuing to expand, upgrade and develop our information technology capabilities, including our point-of-sale systems, as well as the adoption of cloud services for e-mail, intranet, and file storage. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. Additionally, unforeseen problems with our point-of-sale system may affect our operational abilities and internal controls and we may incur additional costs in connection with such upgrades and expansion.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2019 and February 28, 2018 was $140,000 and $158,000, respectively.

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

If We Face Labor Shortages or Increased Labor Costs, our Results of Operations and our Growth Could Be Adversely Affected.

Labor is a primary component of operating our business. If we experience labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. As of the date hereof, many states and the District of Columbia have set a minimum wage level higher than the federal minimum wage, including Colorado, where we employ the majority of our employees and minimum wage as of the date hereof is $11.10. We may be unable to increase our prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected.

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

Our Common Stock Price May Be Volatile or May Decline Regardless of our Operating Performance.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for such shares. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Annual Report, as well as the following:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	conditions that impact demand at our stores and for our products;

●	future announcements concerning our business or our competitors’ businesses;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	the size of our public float, and the trading volume of our common stock;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect our industry or us;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

●	changes in our dividend policy;

●	adverse resolution of new or pending litigation against us; and

●

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price they paid for such shares. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

Our Ability to Pay Dividends on our Common Stock is Subject to the Discretion of our Board of Directors.

We have in the past made a regular quarterly cash dividend to our common stockholders. However, the payment of future dividends on our common stock will be subject to the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as our Board of Directors may in its discretion consider relevant and in the best long-term interest of stockholders. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock. For additional information on our payments of dividends, see "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" under Part II of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2019, our factory produced approximately 2.19 million pounds of chocolate candies, which was a decrease of approximately 13.9% from the approximately 2.55 million pounds produced in FY 2018. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303.

As of February 28, 2019, the Company had obligations for three non-cancelable leases of five to ten years for Rocky Mountain Chocolate Factory Company-owned stores having varying expiration dates from July 2019 to January 2026, some of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 1,600 to 3,000 square feet and have varying expiration dates from August 2019 to September 2024, some of which contain optional five or 10-year renewal rights. We currently have five café leases in place, which range between $3,500 and $8,100 per month, exclusive of common area maintenance charges and taxes.

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

Holders

On May 10, 2019, there were approximately 300 record holders of our common stock. We believe that there are more than 800 beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 15, 2019 to stockholders of record on March 5, 2019. Future declarations of dividends will depend on, among other things, our results of operations, financial condition, cash flows and capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long-term interest of stockholders. We are subject to various financial covenants related to our line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

Stock Repurchase Program

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any common stock under the repurchase plan during FY 2019. As of February 28, 2019, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2015 through 2019, are derived from the consolidated financial statements of the Company, which have been audited by Plante & Moran, PLLC, our independent registered public accounting firm during the fiscal year ended February 28, 2019 or EKS&H LLLP, our independent registered public accounting firm for the fiscal years ended February 28 or 29, 2015 through 2018. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

All material inter-Company balances have been eliminated upon consolidation.

(Amounts in thousands, except per share data)

	Fiscal Years Ended February 28 or 29,
Selected Statement of Operations Data	2019	2018	2017	2016	2015
Total revenues	$34,545	$38,075	$38,296	$40,457	$41,508
Operating income	3,006	5,221	5,524	3,713	5,965
Net income	$2,239	$2,964	$3,450	$4,426	$3,938

Basic Earnings per Common Share	$0.38	$0.50	$0.59	$0.75	$0.64
Diluted Earnings per Common Share	$0.37	$0.50	$0.58	$0.73	$0.61
Weighted average common shares outstanding	5,931	5,884	5,843	5,894	6,144
Weighted average common shares outstanding, assuming dilution	5,983	5,980	5,994	6,095	6,413
Selected Balance Sheet Data
Working capital	$9,530	$7,364	$7,091	$7,433	$9,371
Total Assets	26,222	28,941	29,418	30,316	34,138
Long-term debt	-	1,176	2,529	3,831	5,083
Stockholders' equity	20,390	19,557	18,829	18,479	19,738

Cash Dividend Declared per Common Share	$0.48	$0.48	$0.48	$0.48	$0.45

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2019, there were two Company-owned, 90 licensee-owned and 245 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2019, U-Swirl operated four Company-owned stores and 68 franchised and 30 licensed stores located in 26 states and Qatar. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Current Trends and Outlook

Our business was significantly affected by the global recession during 2008-2009. We continued to experience this difficult environment throughout FY 2010 and FY 2011. The environment somewhat improved from FY 2012 to FY 2019, though we do not believe that the challenges have fully reversed. The economic recovery has had a less positive impact upon retail as consumers shift shopping to online. Locations that have historically been favorable locations for our franchisees, such as regional malls and outlet centers, have continued to struggle in the current environment. As a result, we intend to continue to focus on managing the business in a seasoned, disciplined and controlled manner.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession. Limited financing alternatives for domestic franchise growth led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2019 and we expect to continue into the foreseeable future.

Going forward in FY 2020, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including the pursuit of international growth opportunities to reduce our dependence on the domestic economy.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2019, same store pounds purchased from the factory by franchised and co-branded licensed stores declined approximately 1.2% in the first quarter, declined approximately 2.2% in the second quarter, declined approximately 1.9% in the third quarter, increased approximately 1.7% in the fourth quarter, and declined 0.5% overall in FY 2019 as compared to the same periods in FY 2018.

In May 2009, we announced the expansion of the co-branding test relationship with Cold Stone Creamery. We and Cold Stone Creamery, Inc. have agreed to expand the co-branding relationship to more than a hundred potential locations, based upon the performance of several test locations, operating under the test agreement announced in October 2008. We have additionally agreed to develop co-branded locations through U-Swirl and their associated brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2019, Cold Stone licensees operated 91 co-branded locations, our U-Swirl franchisees operated 9 co-branded locations and we have co-branded 3 of our Company-owned cafés.

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

Results of Operations

Fiscal 2019 Compared To Fiscal 2018

Results Summary

Basic earnings per share decreased 24.0% from $0.50 per share in FY 2018 to $0.38 per share in FY 2019. Revenues decreased 9.3% from $38.1 million for FY 2018 to $34.5 million for FY 2019. Operating income decreased 42.4% from $5.2 million in FY 2018 to $3.0 million in FY 2019. Net income decreased 24.5% from $3.0 million in FY 2018 to $2.2 million in FY 2019. The decrease in operating income and net income was due primarily to lower revenue and lower margins partially offset by a decrease in operating expenses and a lower effective income tax rate.

Revenues

	For the Year Ended
($'s in thousands)	February 28,		$	%
	2019	2018	Change	Change
Factory sales	$24,179.5	$26,056.6	$(1,877.1)	(7.2)%
Retail sales	3,384.3	4,111.2	(726.9)	(17.7)%
Franchise fees	335.0	681.6	(346.6)	(50.9)%
Royalty and marketing fees	6,646.6	7,225.3	(578.7)	(8.0)%
Total	$34,545.4	$38,074.7	$(3,529.3)	(9.3)%

Factory Sales

The decrease in factory sales for FY 2019 compared to FY 2018 was primarily due to a 23.1% decrease in shipments of product to customers outside our network of franchised retail stores, partially offset by a 1.0% increase in shipments to our network of franchised and licensed stores. The decrease in shipments of product to customers outside our network of franchised and licensed stores was primarily the result of a decrease in purchases by the Company’s largest customer during FY 2019, with revenue from such customer decreasing to approximately $3.1 million, or 9.1%, of the Company’s revenues during FY 2019, compared to $5.1 million, or 13.4% of the Company’s revenues during FY 2018 for this same customer. Same-store pounds purchased by franchise and co-branded license locations decreased 0.5% during FY 2019 compared with FY 2018.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the closure of certain underperforming Company-owned locations. Same store sales at all Company-owned stores and cafés increased 1.4% during FY 2019 compared with FY 2018.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for FY 2019 compared to FY 2018 resulted primarily from a 9.1% decrease in franchise units in operation. The average number of total franchise stores in operation decreased from 317 during FY 2018 to 288 during FY 2019. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at all franchise stores and cafés in operation increased 0.6% during FY 2019 compared to FY 2018. Franchise fee revenues decreased in FY 2019 compared to FY 2018 primarily as a result of $359,000 in international license fees being recognized during FY 2018 with no comparable fees recognized during FY 2019.

COSTS AND EXPENSES

Cost of Sales

	For the Year Ended
	February 28,		$	%
($'s in thousands)	2019	2018	Change	Change

Cost of sales - factory	$19,360.5	$19,703.6	$(343.1)	(1.7)%
Cost of sales - retail	1,239.0	1,473.1	(234.1)	(15.9)%
Franchise costs	1,980.8	2,097.6	(116.8)	(5.6)%
Sales and marketing	2,210.8	2,489.5	(278.7)	(11.2)%
General and administrative	3,432.6	3,904.6	(472.0)	(12.1)%
Retail operating	1,934.9	2,389.3	(454.4)	(19.0)%
Total	$30,158.6	$32,057.7	$(1,899.1)	(5.9)%

Gross Margin	For the Year Ended
	February 28,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$4,819.0	$6,353.0	$(1,534.0)	(24.1)%
Retail gross margin	2,145.3	2,638.1	(492.8)	(18.7)%
Total	$6,964.3	$8,991.1	$(2,026.8)	(22.5)%

Gross Margin	For the Year Ended
	February 28,		%	%
(Percent)	2019	2018	Change	Change

Factory gross margin	19.9%	24.4%	(4.5)%	(18.4)%
Retail gross margin	63.4%	64.2%	(0.8)%	(1.2)%
Total	25.3%	29.8%	(4.5)%	(15.1)%

Adjusted Gross Margin	For the Year Ended
	February 28,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$4,819.0	$6,353.0	$(1,534.0)	(24.1)%
Plus: depreciation and amortization	555.9	523.0	32.9	6.3%
Factory adjusted gross margin	5,374.9	6,876.0	(1,501.1)	(21.8)%
Retail gross margin	2,145.3	2,638.1	(492.8)	(18.7)%
Total Adjusted Gross Margin	$7,520.2	$9,514.1	$(1,993.9)	(21.0)%

Factory adjusted gross margin	22.2%	26.4%	(4.2)%	(15.9)%
Retail gross margin	63.4%	64.2%	(0.8)%	(1.2)%
Total Adjusted Gross Margin	27.3%	31.5%	(4.2)%	(13.3)%

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

Cost of Sales and Gross Margin

Factory gross margin decreased 450 basis points during FY 2019 compared to FY 2018 due primarily to lower efficiencies associated with a 13.9% decrease in production volume and higher costs associated with inventory obsolescence. Costs associated with inventory obsolescence were generally the result of the initiation of product rationalization resulting from lower volume and underperforming products. The decrease in Company-owned store margin is due primarily to a decrease in Company-owned café revenue from the sale of yogurt and the associated higher margins.

Franchise Costs

The decrease in franchise costs for FY 2019 compared to FY 2018 is due primarily to a decrease in professional fees and lower costs associated with lower international development in FY 2019 compared to FY 2018. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 28.4% during FY 2019 from 26.5% during FY 2018. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of an 11.7% decrease in total royalty and marketing fees and franchise fee revenue during FY 2019 compared to FY 2018.

Sales and Marketing

The decrease in sales and marketing costs during FY 2019 compared to FY 2018 is primarily due to lower marketing-related compensation and lower marketing-related costs associated with U-Swirl franchise locations. Marketing costs for U-Swirl franchise locations declined because of lower marketing fee revenues resulting from fewer franchise stores in operation.

General and Administrative

The decrease in general and administrative costs during FY 2019 compared to FY 2018 is due primarily to lower professional fees, the result of resolving legal proceedings, and lower compensation costs. During FY 2019, approximately $103,000 of U-Swirl general and administrative costs were consolidated within our results, compared with approximately $307,000 during FY 2018. As a percentage of total revenues, general and administrative expenses decreased to 9.9% in FY 2019 compared to 10.3% in FY 2018.

Retail Operating Expenses

Retail operating expenses decreased during FY 2019 compared to FY 2018 due primarily to changes in units in operation, resulting from the sale of certain Company-owned units and the closure of a certain underperforming Company-owned location, offset by the acquisition of a franchised location. Retail operating expenses, as a percentage of retail sales, decreased to 57.2% during FY 2019 from 58.1% during FY 2018. This is primarily the result of a change in units in operation.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $1,154,000 during FY 2019, an increase of 45.0% from $796,000 incurred during FY 2018. This increase was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. During the year ended February 28, 2019 the Company reviewed its estimates of the future economic life of certain intangible assets. As a result of this review, the Company accelerated the rate of amortization of certain intangible assets to better reflect their expected future value. Depreciation and amortization included in cost of sales increased 6.3% from $523,000 during FY 2018 to $556,000 during FY 2019. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $50,300 in FY 2019 compared to net interest expense of $96,700 in FY 2018. This change was the result of lower average outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions by U-Swirl.

Income Tax Expense

We realized an income tax expense of $717,000 in FY 2019 compared to an income tax expense of $2,160,000 during FY 2018. As described further in Note 6 to the consolidated financial statements, the decrease in the effective tax rate is primarily due to the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21% under the recent Tax Cuts and Jobs Act recognized during FY 2018, with no comparable revaluation recognized during FY 2019. Additionally, the decrease in the effective tax rate during FY 2019 compared to 2018 was due to the lower enacted U.S. corporate tax rate of 21% under the Tax Cuts and Jobs Act being effective for all of FY 2019 and only two months of FY 2018.

Fiscal 2018 Compared To Fiscal 2017

A discussion of our results of operations for FY 2018 in comparison to FY 2017 can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, working capital was $9.5 million compared with $7.4 million as of February 28, 2018. The increase in working capital was due primarily to the impact of the adoption of ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”) during FY 2019 and our operating results less the payment of $2.8 million in cash dividends, $1.4 million in debt repayments and the purchase of $614,000 of property and equipment. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders.

Cash and cash equivalent balances decreased from $6.1 million as of February 28, 2018 to $5.4 million as of February 28, 2019 as a result of cash flows generated by operating activities being less than cash flows used in financing and investing activities. Our current ratio was 3.0 to 1.0 at February 28, 2019 compared to 1.9 to 1.0 at February 28, 2018. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2019, we had net income of $2.2 million. Operating activities provided cash of $4.0 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.7 million and stock compensation expense of $520,000. During FY 2018, we had net income of $3.0 million. Operating activities provided cash of $4.8 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.3 million and stock compensation expense of $0.6 million.

During FY 2019, investing activities used cash of $506,000, primarily due to the purchases of property and equipment of $614,000 the result of investment in factory infrastructure improvements, partially offset by proceeds received on notes receivable of $102,000. In comparison, investing activities used cash of $340,000 during FY 2018 primarily due to the purchases of property and equipment of $545,000 the result of investment in factory infrastructure improvements, partially offset by proceeds received on notes receivable of $231,000.

Financing activities used cash of $4.2 million during FY 2019 and used cash of $4.1 million during the prior year. The increase in cash used in financing activities was primarily due to an increase in the amount of debt service being applied to principal, the result of lower interest expense.

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2019. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (4.7% at February 28, 2019). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2019, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2019 and the Company believes it is likely to be renewed on terms similar to the current terms.

The Company’s long-term debt is comprised of a promissory note used to finance prior business acquisitions by SWRL (unpaid balance as of February 28, 2019, $1.2 million). The promissory note allowed the Company to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. This promissory note matures in January 2020. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of February 28, 2019, we were in compliance with all such covenants.

The table below presents significant contractual obligations of the Company at February 28, 2019.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Notes payable	$1,176	$1,176	$-	$-	$-
Operating leases	2,949	758	1,333	683	175
Purchase contracts	880	880	-	-	-
Other long-term obligations	231	135	96	-	-
Total	$5,236	$2,949	$1,429	$683	$175

For FY 2020, the Company anticipates making capital expenditures of approximately $900,000, which will be used to maintain and improve existing factory and administrative infrastructure. The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2020. If necessary, the Company has an available bank line of credit to help meet these requirements.

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

Purchase obligations: As of February 28, 2019, we had purchase obligations of approximately $880,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

We recorded an average expense of approximately $149,000 per year for potential uncollectible accounts over the three-year period ended February 28, 2019. Write-offs of uncollectible accounts net of recoveries averaged approximately $209,500 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three years, the allowances for doubtful notes and accounts have ranged from 10.0% to 10.7% of gross receivables.

Revenue Recognition - We recognize revenue on sales of products to franchisees and other customers at the time of delivery. Beginning in FY 2019, upon adoption of ASC 606, the Company began recognizing franchise fees and license fees over the term of the associated agreement, which is generally a period of 10-15 years. Prior to FY 2019, franchise fee revenue was recognized upon opening of the franchise store, or upon execution of an international license agreement. We recognize a marketing and promotion fee of one percent (1%) of the Rocky Mountain Chocolate Factory and U-Swirl franchised stores’ gross retail sales and a royalty fee based on gross retail sales. The Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. Royalty fees for U-Swirl cafés are based on the rate defined in the acquired contracts for the franchise rights and range from 2.5% to 6% of gross retail sales. Rebates received from purveyors that supply products to our franchisees are included in franchise royalties and fees. Product rebates are recognized in the period in which they are earned. Rebates related to Company-owned locations are offset against operating costs.

Inventories - Our inventories are stated at the lower of cost or net realizable value and are reduced by an allowance for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such allowance is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, inventory reserve adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three-year period ended February 28, 2019, the Company recorded expense averaging $228,900 per year for potential inventory losses, or approximately 1.1% of total cost of sales for that period.

Consolidation – The consolidated financial statements in this Annual Report include the accounts of the Company and its subsidiaries. On January 14, 2013 we acquired a controlling interest in U-Swirl. Prior to January 14, 2013, our consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013 and continuing through February 28, 2019, the results of operations, assets and liabilities of U-Swirl have been included in our consolidated financial statements. All material inter-Company balances have been eliminated upon consolidation.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. We previously entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with acquisitions of SWRL (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. On February 29, 2016, RMCF repossessed all stock in U-Swirl pledged as collateral on the SWRL Loan Agreement. As of February 29, 2016 U-Swirl had $1,930,529 of Goodwill recorded as a result of past business acquisitions. We performed a test of impairment as a result of the change in ownership and the result of our test indicated a full impairment of the U-Swirl goodwill. Our testing and impairment is described in Note 13 to the financial statements.

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

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2019, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in an $88,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

The Company has a $5 million bank line of credit that bears interest at a variable rate. As of February 28, 2019, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

The Company also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually to finance the previous acquisitions by SWRL. As of February 28, 2019, $1.2 million was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2019, the related consolidated statement of income, stockholders' equity, and cash flows for the year ended February 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and the results of its operations and its cash flows for the year ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on March 1, 2018.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 and 17 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on March 1, 2018.

We have audited the impact to the 2018 financial statements as disclosed under the modified retrospective method as a result of the adoption of ASC Topic 606, “Revenue from Contracts with Customers”, as described in Note 1 and 17 to the financial statements. In our opinion, the impacts are appropriate and have been properly disclosed. We were not engaged to audit, review, or apply any procedures to the 2018 financial statements of the Company other than with respect to the impacts disclosed and, accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements taken as a whole.

/s/ Plante & Moran, PLLC

Denver, Colorado

May 8, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2018, the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended February 28, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EKS&H LLLP

Denver, Colorado

May 15, 2018

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28,
	2019	2018	2017
Revenues
Sales	$27,563,794	$30,167,760	$29,876,507
Franchise and royalty fees	6,981,653	7,906,935	8,419,870
Total Revenue	34,545,447	38,074,695	38,296,377

Costs and Expenses
Cost of sales	20,599,551	21,176,711	20,735,739
Franchise costs	1,980,781	2,097,555	2,067,530
Sales and marketing	2,210,800	2,489,483	2,658,421
General and administrative	3,432,618	3,904,560	4,005,142
Retail operating	1,934,891	2,389,296	2,404,003
Depreciation and amortization, exclusive of depreciation and amortization expense of $555,926, $523,034, and $447,651, respectively, included in cost of sales	1,153,873	796,221	841,058
Costs associated with Company-owned store closures	226,981	-	60,000
Total costs and expenses	31,539,495	32,853,826	32,771,893

Income from Operations	3,005,952	5,220,869	5,524,484

Other Income (Expense)
Interest expense	(70,787)	(121,244)	(170,351)
Interest income	20,496	24,578	41,572
Other expense, net	(50,291)	(96,666)	(128,779)

Income Before Income Taxes	2,955,661	5,124,203	5,395,705

Income Tax Provision	716,862	2,160,295	1,945,589

Consolidated Net Income	$2,238,799	$2,963,908	$3,450,116

Basic Earnings per Common Share	$0.38	$0.50	$0.59
Diluted Earnings per Common Share	$0.37	$0.50	$0.58

Weighted Average Common Shares
Outstanding - Basic	5,931,431	5,884,337	5,843,245
Dilutive Effect of Employee
Stock Awards	51,207	96,099	150,447
Weighted Average Common Shares
Outstanding - Diluted	5,982,638	5,980,436	5,993,692

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$5,384,027	$6,072,984
Accounts receivable, less allowance for doubtful accounts of $489,502 and $479,472, respectively	3,993,262	3,897,334
Notes receivable, current portion, less current portion of the valuation allowance of $0 and $9,000, respectively	110,162	105,540
Refundable income taxes	190,201	342,863
Inventories, less reserve for slow moving inventory of $371,147 and $357,706, respectively	4,270,357	4,842,474
Other	318,126	310,173
Total current assets	14,266,135	15,571,368

Property and Equipment, Net	5,786,139	6,166,240
Other Assets
Notes receivable, less current portion and valuation allowance of $0 and $17,500, respectively	281,669	235,983
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	3,678,920	4,433,927
Intangible assets, net	498,337	587,377
Deferred income taxes	607,421	835,463
Other	56,576	63,333
Total other assets	6,169,867	7,203,027
Total Assets	$26,222,141	$28,940,635
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$1,176,488	$1,352,893
Accounts payable	897,074	1,647,991
Accrued salaries and wages	655,853	644,005
Gift card liabilities	742,289	3,057,131
Other accrued expenses	293,094	325,034
Dividend payable	714,939	708,652
Contract liabilities	256,094	471,910
Total current liabilities	4,735,831	8,207,616
Long-Term Debt, Less Current Maturities	-	1,176,416
Contract Liabilities, Less Current Portion	1,096,478	-
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock; 50,000 authorized; -0- shares issued and outstanding	-	-
Undesignated series; 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,957,827 shares and 5,903,436 shares issued and outstanding, respectively	5,958	5,903
Additional paid-in capital	6,650,864	6,131,147
Retained earnings	13,733,010	13,419,553
Total stockholders' equity	20,389,832	19,556,603
Total Liabilities and Stockholders' Equity	$26,222,141	$28,940,635

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28,
	2019	2018	2017
Common Stock
Balance at beginning of year	$5,903	$5,854	$5,839
Repurchase and retirement of common stock	-	-	(35)
Issuance of common stock	6	5	2
Exercise of stock options, vesting of restricted stock units and other	49	44	48
Balance at end of year	5,958	5,903	5,854

Additional Paid-In Capital
Balance at beginning of year	6,131,147	5,539,357	5,340,190
Repurchase and retirement of common stock	-	-	(351,548)
Issuance of common stock	55,971	59,095	20,418
Exercise of stock options, vesting of restricted stock units and other	463,746	532,695	564,425
Tax (expense) benefit from employee stock transactions	-	-	(34,128)
Balance at end of year	6,650,864	6,131,147	5,539,357

Retained Earnings
Balance at beginning of year	13,419,553	13,283,646	13,132,879
Net income attributable to RMCF stockholders	2,238,799	2,963,908	3,450,116
Cash dividends declared	(2,851,271)	(2,828,001)	(2,806,583)
Correction of immaterial error[1]	-	-	(492,766)
Adoption of ASC 606[2]	925,929	-	-
Balance at end of year	13,733,010	13,419,553	13,283,646
Total Stockholders' Equity	20,389,832	19,556,603	18,828,857

Common Shares
Balance at beginning of year	5,903,436	5,854,372	5,839,396
Repurchase and retirement of common stock	-	-	(35,108)
Issuance of common stock	5,333	5,000	2,000
Exercise of stock options, vesting of restricted stock units and other	49,058	44,064	48,084
Balance at end of year	5,957,827	5,903,436	5,854,372

1 As revised. Refer to Note 16 for information on immaterial correction of errors in prior period.

2 Refer to Note 17 for information on the adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28,
	2019	2018	2017
Cash Flows From Operating Activities
Net Income	$2,238,799	$2,963,908	$3,450,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,709,799	1,319,255	1,288,709
Provision for obsolete inventory	325,478	166,868	138,125
Provision for loss on accounts and notes receivable	155,600	225,858	100,049
Asset impairment and store closure losses	67,822	-	-
Loss on sale or disposal of property and equipment	36,024	38,496	37,112
Expense recorded for stock compensation	519,772	591,839	584,893
Deferred income taxes	(78,934)	23,411	262,248
Changes in operating assets and liabilities:
Accounts receivable	(390,663)	(229,948)	(128,404)
Refundable income taxes	157,544	(295,000)	(47,863)
Inventories	41,310	(365,323)	(2,735)
Other current assets	(8,225)	(54,091)	29,442
Accounts payable	(545,588)	96,491	(87,657)
Accrued liabilities	(84,191)	242,578	(293,402)
Contract Liabilities	(129,527)	33,270	(9,619)
Net cash provided by operating activities	4,015,020	4,757,612	5,321,014

Cash Flows from Investing Activities
Addition to notes receivable	-	(14,293)	(133,202)
Proceeds received on notes receivable	102,256	230,637	318,219
Purchase of intangible assets	-	(8,508)	(312,947)
Proceeds from (cost of) sale or distribution of assets	13,498	(7,926)	39,045
Purchases of property and equipment	(613,786)	(544,956)	(1,238,472)
(Increase) decrease in other assets	(8,140)	5,529	34,479
Net cash used in investing activities	(506,172)	(339,517)	(1,292,878)

Cash Flows from Financing Activities
Payments on long-term debt	(1,352,821)	(1,302,432)	(1,253,392)
Repurchase of common stock	-	-	(351,583)
Tax expense of stock option exercise	-	-	(34,128)
Dividends paid	(2,844,984)	(2,821,874)	(2,804,786)
Net cash used in financing activities	(4,197,805)	(4,124,306)	(4,443,889)

Net Decrease in Cash and Cash Equivalents	(688,957)	293,789	(415,753)

Cash and Cash Equivalents, Beginning of Period	6,072,984	5,779,195	6,194,948

Cash and Cash Equivalents, End of Period	$5,384,027	$6,072,984	$5,779,195

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), and U-Swirl International, Inc. (“U-Swirl”), and its 46%-owned subsidiary, U-Swirl, Inc. (“SWRL”) (collectively, the “Company”).

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 28, 2019:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	4	183	187
International license stores	1	64	65
Cold Stone Creamery - co-branded	11	91	102
U-Swirl (Including all associated brands)
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	87	87
Franchise stores - Domestic - co-branded	-	9	9
International license stores	-	2	2
Total	16	442	458

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. As described above, on January 14, 2013, the Company acquired a controlling interest in SWRL. Prior to January 14, 2013, the Company’s consolidated financial statements excluded the financial information of SWRL. Beginning on January 14, 2013, the results of operations, assets and liabilities of SWRL have been included in these consolidated financial statements. The Company foreclosed on all of the outstanding stock of U-Swirl International, Inc. as of February 29, 2016 in full satisfaction of the amounts owed under a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016 and concurrently the Company ceased to have financial control of U-Swirl, Inc. as of February 29, 2016. As of February 29, 2016, U-Swirl, Inc. had no assets. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $4.9 million at February 28, 2019.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts and Notes Receivable

In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2019, the Company had $391,831 of notes receivable outstanding and an allowance for doubtful accounts of $0 associated with these notes. The notes require monthly payments and bear interest rates ranging from 4.5% to 6%. The notes mature through November 2023 and approximately $375,000 of notes receivable are secured by the assets financed.

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

Gift Card Breakage

The Company and its franchisees sell gift cards that are redeemable for product in stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included in accounts payable and accrued liabilities in the balance sheets.

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company has historically accumulated gift card liabilities and has not recognized breakage associated with the gift card liability. The adoption of ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”) during FY 2019 requires the use of the “proportionate” method for recognizing breakage, which the Company has not historically utilized. Upon adoption of ASC 606 the Company began recognizing breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $742,289 and $3,057,131 at February 28, 2019 and 2018, respectively. The Company recognized breakage of $139,188 and $0 during FY 2019 and FY 2018, respectively. See Note 17 to the financial statements for a complete description of the adjustments recorded upon the adoption of ASC 606.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. Recoverability of goodwill is evaluated through comparison of the fair value of each of the Company’s reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. On February 29, 2016 RMCF repossessed all stock in U-Swirl International, Inc. pledged as collateral on the SWRL Loan Agreement. This was the result of SWRL’s inability to repay the SWRL Loan Agreement and inability to cure defaults of financial covenants. As of February 29, 2016, U-Swirl had $1,930,529 of goodwill recorded as a result of past business acquisitions. In the fourth quarter of FY 2016, RMCF performed a test of impairment as a result of the change in ownership and the result of the Company’s test indicated a full impairment of the U-Swirl goodwill. The Company’s testing and impairment is described in Note 13 to the financial statements.

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

Franchise and Royalty Fees

Beginning in FY 2019, upon adoption of adoption of ASC 606, the Company began recognizing franchise fees over the term of the associated franchise agreement, which is generally a period of 10 to 15 years. Prior to FY 2019, franchise fee revenue was recognized upon opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. The Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. Royalty fees for U-Swirl cafés are based on the rate defined in the acquired contracts for the franchise rights and range from 2.5% to 6% of gross retail sales.

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

Vulnerability Due to Certain Concentrations

Revenue from one customer of our manufacturing segment represented approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019 compared to revenue of approximately $5.1 million or 13% of our total revenues during the year ended February 28, 2018. Our future results may be adversely impacted by further decreases in the purchases of this customer or the loss of this customer entirely.

Stock-Based Compensation

At February 28, 2019, the Company had one stock-based compensation plan, the Company’s 2007 Equity Incentive Plan, for employees and non-employee directors which authorized the granting of stock awards.

The Company recognized $519,772, $591,839, and $584,893 related to equity-based compensation expense during the years ended February 28, 2019, 2018 and 2017, respectively. Compensation costs related to share-based compensation are generally recognized over the vesting period.

Beginning March 1, 2017, the Company adopted ASU No. 2019-09, which requires recognition of excess tax benefits and tax deficiencies in the income statement. Prior to March 1, 2017 tax benefits or expense resulting from the difference in the compensation cost recognized for stock options are reported as financing cash flows in the accompanying Statements of Cash Flows. The excess tax expense included in net cash provided by financing activities for the years ended February 28, 2017 was $34,128.

During FY 2019 and 2018, the Company granted no restricted stock units. There were no stock options granted to employees during FY 2019 or FY 2018. The restricted stock unit grants generally vest 17 to 20% annually over a period of five to six years. The Company recognized $463,795 of consolidated stock-based compensation expense related to grants made in prior years during FY 2019 compared with $532,739 in FY 2018 and $564,473 in FY 2017. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2019 was $114,183, which is expected to be recognized over the weighted average period of 0.4 years.

The Company issued 2,000 fully vested, unrestricted shares of stock to non-employee directors during the year ended February 28, 2019 compared to no shares issued during the year ended February 28, 2018 and 2,000 issued during the year ended February 28, 2017. In connection with these non-employee director stock issuances, the Company recognized $24,480, $0 and $20,420 of stock-based compensation expense during year ended February 28, 2019, 2018 and 2017, respectively.

During the year ended February 28, 2018, the Company issued 5,000 shares of common stock under the Company’s equity incentive plan to an independent contractor providing information technology consulting services to the Company. These shares were issued as a part of the compensation for services rendered to the Company by the contractor. Associated with this unrestricted stock award, the Company recognized $59,100 in stock-based compensation expense during the year ended February 28, 2018. During the year ended February 28, 2019, the Company issued 3,333 shares of common stock under the Company’s equity incentive plan to the former Vice President of Creative Services. These shares were issued in consideration of services rendered prior to retirement and based on the number of unvested restricted stock units that were forfeited upon retirement. Associated with this unrestricted stock award, the Company recognized $31,497 in stock-based compensation expense during the year ended February 28, 2019.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. Following the expiration of all outstanding options, during FY 2017, no stock options were excluded from diluted shares.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $275,441, $355,678, and $279,698 for the fiscal years ended February 28, 2019, 2018 and 2017, respectively. Total advertising expense for U-Swirl and its brands amounted to $168,000, $222,093, and $335,771 for the fiscal years ended February 28, 2019, 2018 and 2017, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes payable and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, (“CDI – Question 105.09”), that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Quarterly Report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 30, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its May 31, 2019 Quarterly Report on Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt this guidance effective with the three month period ending May 31, 2019 (the first quarter of Fiscal Year 2020). The Company can elect to record a cumulative-effect adjustment as of the beginning of the year of adoption or apply a modified retrospective transition approach. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption. The Company anticipates ASU 2016-02 will have a material impact on the consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, as such, it will not affect the Company’s cash flows. The cumulative adjustment to be recorded as right-of-use assets and operating lease liabilities, upon adoption, is expected to be in the range of $3,500,000 to $3,900,000.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in ASC 605 “Revenue Recognition.” ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to our franchisees and others, or in Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also did not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard changed the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that impact the term of the franchise agreement. The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018, was to recognize initial franchise fees upon new store opening and renewals that impact the term of the franchise agreement upon renewal. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10 to 15 years.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted ASC 606 as of March 1, 2018, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch-up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 17 to these financial statements for additional details regarding the adjustments recorded upon adoption of this standard.

NOTE 2 - INVENTORIES

Inventories consist of the following at February 28:

	2019	2018
Ingredients and supplies	$2,612,954	$2,764,727
Finished candy	1,983,854	2,371,610
U-Swirl food and packaging	44,696	63,843
Reserve for slow moving inventory	(371,147)	(357,706)
Total inventories	$4,270,357	$4,842,474

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2019	2018
Land	$513,618	$513,618
Building	5,031,395	4,905,103
Machinery and equipment	10,263,119	10,686,631
Furniture and fixtures	864,944	1,067,788
Leasehold improvements	1,131,659	1,568,260
Transportation equipment	422,458	434,091
Asset impairment	(30,000)	(62,891)
	18,197,193	19,112,600

Less accumulated depreciation	(12,411,054)	(12,946,360)
Property and equipment, net	$5,786,139	$6,166,240

NOTE 4 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 28, 2019, the Company had a $5.0 million working capital line of credit from Wells Fargo Bank, N.A., collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 50% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at LIBOR plus 2.25% (4.7% at February 28, 2019). At February 28, 2019, $5.0 million was available for borrowings under the line of credit, subject to borrowing base limitations. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2019, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2019 and the Company believes it is likely to be renewed on terms similar to current terms. At February 28, 2019 and 2018 there was no amount outstanding under this line of credit.

Effective January 16, 2014, the Company entered into a business loan agreement with Wells Fargo Bank, N.A. (the “Wells Fargo Loan Agreement”) for a $7.0 million long-term line of credit to be used to loan money to SWRL to fund the purchase price of business acquisitions by SWRL (the “Wells Fargo Loan”). The Company made its first draw of approximately $6.4 million on the Wells Fargo Loan on January 16, 2014 and the first draw was the amount outstanding at February 28, 2014. Interest on the Wells Fargo Loan is at a fixed rate of 3.75% and the maturity date is January 15, 2020. The Wells Fargo Loan may be prepaid without penalty at any time by the Company. The Wells Fargo Loan is collateralized by substantially all of the Company’s assets. Additionally, the Wells Fargo Loan is subject to various financial ratio and leverage covenants. As of February 28, 2019, the Company was in compliance with all such covenants. The Wells Fargo Loan Agreement also contains customary representations and warranties, covenants and acceleration provisions in the event of a default by the Company.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consists of the following at February 28:

	2019	2018
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by sustantially all business assets	$1,176,488	$2,529,309
Less current maturities	1,176,488	1,352,893
Long-term obligations	$-	$1,176,416

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2020	$318,000
2021	259,000
2022	249,000
2023	243,000
2024	249,000
Thereafter	175,000
Total	$1,493,000

The Company acts as primary lessee of some franchised store premises, which the Company then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. The Company’s current policy is not to act as primary lessee on any further franchised locations, except in rare instances. At February 28, 2019, the Company was the primary lessee at four of the Company’s 313 domestic franchised stores.

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

2020	$92,000
2021	75,000
2022	21,000
Total	$188,000

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28:

	2019	2018	2017
Minimum rentals	$1,030,536	$1,270,240	$944,938
Less sublease rentals	(572,000)	(603,000)	(318,000)
Contingent rentals	22,800	26,100	25,200
	$481,336	$693,340	$652,138

In FY 2019, the Company renewed an operating lease for warehouse space in the immediate vicinity of its manufacturing operation. The following is a schedule, by year, of future minimum rental payments required under such lease for the years ending February 28 or 29:

2020	$116,000
2021	121,000
2022	125,000
2023	129,000
2024	33,000
Total	$524,000

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also leases trucking equipment under operating leases. The following is a schedule by year of future minimum rental payments required under such leases for the years ending February 28 or 29:

2020	$323,000
2021	323,000
2022	257,000
2023	29,000
Total	$932,000

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28:

2019	2018	2017
325,229	225,992	220,791

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2019, the Company was contracted for approximately $880,000 of raw materials under such agreements.

NOTE 6 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28:

	2019	2018	2017
Current
Federal	$653,226	$1,916,720	$1,411,127
State	142,570	220,164	272,214
Total Current	795,796	2,136,884	1,683,341

Deferred
Federal	(67,410)	55,658	240,233
State	(11,524)	(32,247)	22,015
Total Deferred	(78,934)	23,411	262,248
Total	$716,862	$2,160,295	$1,945,589

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2019	2018	2017
Statutory rate	21.0%	31.9%	34.0%
State income taxes, net of federal benefit	3.4%	2.4%	3.6%
Domestic production deduction	0.0%	(0.9)%	(1.1)%
Work opportunity tax credits	(0.7)%	(0.2)%	(0.4)%
Other	0.5%	0.8%	0.0%
Impact of tax reform	0.0%	8.2%	0.0%
Effective rate - provision (benefit)	24.2%	42.2%	36.1%

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at February 28 are as follows:

	2019	2018
Deferred Tax Assets
Allowance for doubtful accounts and notes	$120,368	$124,469
Inventories	91,265	86,938
Accrued compensation	87,930	130,049
Loss provisions and deferred income	492,468	817,945
Self-insurance accrual	34,426	38,868
Amortization	217,481	520,379
Restructuring charges	98,693	98,728
U-Swirl accumulated net loss	325,253	258,173
Valuation allowance	(98,693)	(98,728)
Net deferred tax assets	$1,369,191	$1,976,821

Deferred Tax Liabilities
Depreciation and amortization	(682,542)	(1,066,113)
Prepaid expenses	(79,228)	(75,245)
Deferred Tax Liabilities	(761,770)	(1,141,358)

Net deferred tax assets	$607,421	$835,463

The following table summarizes deferred income tax valuation allowances as of February 28:

	2019	2018
Valuation allowance at beginning of period	$98,728	$148,494
Tax expense (benefits) realized by valuation allowance	(35)	-
Tax benefits released from valuation allowance	-	-
Impact of tax reform	-	(49,766)
Valuation allowance at end of period	$98,693	$98,728

Income tax expense and the effective income tax rate for the year ended February 28, 2019 decreased from the year ended February 28, 2018, primarily as a result of the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21% under the Tax Cuts and Jobs Act recognized during the year ended February 28, 2018 and the lower enacted U.S. corporate tax rate of 21% under the Tax Cuts and Jobs Act effective for the year ended February 28, 2019. The revaluation of deferred tax assets and liabilities resulted in income tax expense of approximately $421,000 recognized in consideration of the lower enacted rate for the year ended February 28, 2018.

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2013. The Company’s federal income tax returns have been examined for the years ended February 28, 2015 and 2014 and the examination did not result in any changes to the income tax returns filed for these years. The Company’s federal income tax returns are being examined for the years ended February 28 or 29, 2017 and 2016.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that, with the exception of the deferred tax asset related to restructuring charges, it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2019.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28, 2019 or 2018. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2019 and 2018.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates that the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1,323,000 with a resulting deferred tax asset of approximately $325,000. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

NOTE 7 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 16, 2018 to stockholders of record on March 6, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 15, 2018 to stockholders of record on June 5, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 14, 2018 to stockholders of record on September 4, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on December 7, 2018 to stockholders of record on November 23, 2018. The Company declared a quarterly cash dividend of $0.12 per share of common stock on February 14, 2019, which was paid on March 15, 2019 to stockholders of record on March 5, 2019.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. During FY 2017, the Company repurchased 35,108 shares under the repurchase plan at an average price of $10.01 per share. The Company did not repurchase any shares during the years ended February 28, 2019 or 2018. As of February 28, 2019, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

NOTE 8 - STOCK COMPENSATION PLANS

In FY 2014, stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (as amended and restated, the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock awards under the 2007 Plan as of February 28, 2019:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendment:	300,000
Available for award:	685,340
Cancelled/forfeited:	199,859
Shares awarded as unrestricted shares, stock options or restricted stock units:	(557,409)

Shares available for award:	327,790

Information with respect to stock option awards outstanding under the 2007 Plan at February 28, 2019, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28:
	2019	2018	2017
Outstanding stock options at beginning of year:	-	-	12,936
Granted	-	-	-
Exercised	-	-	-
Cancelled/forfeited	-	-	(12,936)
Outstanding stock options as of February 28:	-	-	-

Weighted average exercise price	n/a	n/a	n/a
Weighted average remaining contractual term (in years)	n/a	n/a	n/a

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 28, 2019, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28:
	2019	2018	2017
Outstanding non-vested restricted stock units at beginning of year:	77,594	123,658	181,742
Granted	-	-	-
Vested	(49,058)	(44,064)	(48,084)
Cancelled/forfeited	(3,534)	(2,000)	(10,000)
Outstanding non-vested restricted stock units as of February 28:	25,002	77,594	123,658

Weighted average grant date fair value	$12.05	$12.16	$12.21
Weighted average remaining vesting period (in years)	0.38	1.27	2.23

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

FY 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,361,528	$25,324,024	$1,272,009	$3,737,606	$-	$35,695,167
Intersegment revenues	(5,236)	(1,144,484)	-	-	-	(1,149,720)
Revenue from external customers	5,356,292	24,179,540	1,272,009	3,737,606	-	34,545,447
Segment profit (loss)	2,288,871	4,310,722	(52,009)	(32,391)	(3,559,532)	2,955,661
Total assets	1,182,355	12,267,458	1,001,419	5,264,989	6,505,920	26,222,141
Capital expenditures	3,548	526,402	9,617	16,512	57,707	613,786
Total depreciation & amortization	$46,369	$573,846	$32,762	$952,178	$104,644	$1,709,799

FY 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$6,004,897	$27,491,089	$1,876,021	$4,142,085	$-	$39,514,092
Intersegment revenues	(4,882)	(1,434,515)	-	-	-	(1,439,397)
Revenue from external customers	6,000,015	26,056,574	1,876,021	4,142,085	-	38,074,695
Segment profit (loss)	2,623,081	5,791,980	(37,102)	542,073	(3,795,829)	5,124,203
Total assets	1,157,158	12,729,659	1,134,876	8,125,171	5,793,771	28,940,635
Capital expenditures	15,429	429,545	33,056	11,899	55,027	544,956
Total depreciation & amortization	$46,087	$540,033	$32,567	$576,162	$124,406	$1,319,255

FY 2017	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,951,055	$26,678,514	$1,710,734	$5,216,076	$-	$39,556,379
Intersegment revenues	(5,332)	(1,254,670)	-	-	-	(1,260,002)
Revenue from external customers	5,945,723	25,423,844	1,710,734	5,216,076	-	38,296,377
Segment profit (loss)	2,495,709	5,609,957	128,024	1,017,395	(3,855,380)	5,395,705
Total assets	1,216,241	12,900,070	1,101,461	9,124,822	5,075,762	29,418,356
Capital expenditures	15,480	966,619	17,047	40,924	198,402	1,238,472
Total depreciation & amortization	$54,053	$463,996	$14,755	$622,654	$133,251	$1,288,709

Revenue from one customer of the Company’s Manufacturing segment represented approximately $3.1 million, or 9.1 percent, of the Company’s revenues from external customers during the year ended February 28, 2019, compared to $5.1 million, or 13.4 percent of the Company’s revenues from external customers during the year ended February 28, 2018.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid for:	2019	2018	2017
Interest, net	$52,102	$102,640	$129,927
Income taxes	638,252	2,431,884	1,997,751
Non-cash Operating Activities
Accrued Inventory	52,918	258,247	531,017
Non-cash Financing Activities
Dividend payable	$714,939	$708,652	702,525

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28, 2019, 2018 and 2017, the Company’s contribution was approximately $70,000, $68,000, and $66,000, respectively, to the plan.

NOTE 12 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2019 and 2018:

		Fiscal Quarter
2019	First	Second	Third	Fourth	Total
Total revenue	$8,366,085	$7,800,088	$8,949,747	$9,429,527	$34,545,447
Gross margin	1,916,807	1,852,435	1,882,975	1,312,026	6,964,243
Net income	576,944	750,815	525,361	385,679	2,238,799
Basic earnings per share	0.10	0.13	0.09	0.06	0.38
Diluted earnings per share	$0.10	$0.13	$0.09	$0.06	$0.37

		Fiscal Quarter
2018	First	Second	Third	Fourth	Total
Total revenue	$9,346,447	$8,266,691	$9,961,572	$10,499,985	$38,074,695
Gross margin	2,191,974	2,210,910	2,311,579	2,276,586	8,991,049
Net income	813,672	928,284	751,056	470,896	2,963,908
Basic earnings per share	0.14	0.16	0.13	0.08	0.50
Diluted earnings per share	$0.14	$0.16	$0.13	$0.08	$0.50

NOTE 13 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28:

				2019		2018
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$214,152	$220,778	$212,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	223,628	715,339	136,087
Franchise rights		20		5,979,637	2,300,717	5,979,637	1,545,710
Total				7,467,557	3,290,300	7,467,557	2,446,253
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,176,885	$3,952,684	$9,176,885	$3,108,637

Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $844,320, $446,050, and $427,840 during the fiscal years ended February 28 or 29, 2019, 2018 and 2017, respectively.

During the year ended February 28, 2019 the Company reviewed its estimates of the future economic life of certain intangible assets. As a result of this review, the Company accelerated the rate of amortization of certain intangible assets to better reflect their expected future value. Consistent with the treatment of a change in estimate, the new rate of amortization of intangible assets will be applied to future periods.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At February 28, 2019, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2020	$706,177
2021	594,229
2022	490,060
2023	411,607
2024	345,642
Thereafter	1,629,542
Total	$4,177,257

NOTE 14 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures at February 28, 2019, 2018 and 2017 were comprised of the following:

	2019	2018	2017
Loss on distribution of assets	$81,981	$-	$-
Lease settlement costs	145,000	-	60,000

Total	$226,981	$-	$60,000

NOTE 15 – SUBSEQUENT EVENTS

On May 28, 2019, the Company announced that its Board of Directors has declared a first quarter FY2020 cash dividend of $0.12 per common share outstanding. The cash dividend will be payable June 14, 2019 to shareholders of record at the close of business June 4, 2019.

In March 2019, the Company’s Compensation Committee awarded 270,000 restricted stock units to eligible employees of the Company. The awards vest over a period of five to six years and have a grant date fair value of $2,536,100. Expense associated with these awards will be recognized over the vesting period.

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

NOTE 17 – ADOPTION OF ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”)

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains a reconciliation of revenue reported for the current period and revenue had the Company reported under the prior method for revenue recognition:

	For the Years Ended February 28,
	2019	2018	2017
Franchise Fees contained within the Statement of Income:	$335,028	$681,613	$324,718
Adjustment required to conform revenue to prior period method:	(53,528)	-	-
Comparable franchise fees:	$281,500	$681,613	$324,718

On February 28, 2019, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2020	$256,093
2021	204,071
2022	190,524
2023	176,394
2024	137,477
Thereafter	388,013
Total	$1,352,572

NOTE 18 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

For the Year Ended February 28, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$199,362	$-	$-	$135,666	$335,028

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	24,179,540	-	-	24,179,540
Retail sales	-	-	1,272,009	2,112,245	3,384,254
Royalty and marketing fees	5,156,930	-	-	1,489,695	6,646,625
Total	$5,356,292	$24,179,540	$1,272,009	$3,737,606	$34,545,447

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

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2019, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2019.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2018, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2019.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to the Company’s equity compensation plan, as of February 28, 2019, which consists solely of the Company’s 2007 Equity Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,002	n/a	327,790
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	25,002	n/a	327,790

(1) Awards outstanding under the 2007 Equity Incentive Plan as of February 28, 2019 consist of 25,002 unvested restricted stock units. The weighted-average exercise price is calculated solely with respect to the outstanding stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2019.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements

2.	Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2019
Valuation Allowance for Accounts and Notes Receivable	505,972	143,214	159,684	489,502

Year Ended February 29, 2018
Valuation Allowance for Accounts and Notes Receivable	536,093	166,868	196,989	505,972

Year Ended February 28, 2017
Valuation Allowance for Accounts and Notes Receivable	670,471	138,125	272,503	536,093

3.	Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015

4.1	Description of Capital Stock	Filed herewith

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated September 13, 2017, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2017

10.8	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 (File No. 000-14749)

10.9	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.10*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to

10.11

Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Aspen Leaf Yogurt, LLC

Exhibit 99.4 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.12	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.5 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.13	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.14**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Filed herewith

10.15**	Retirement Separation and General Release Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Franklin E. Crail.	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 29, 2019	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief
Financial Officer, Treasurer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 29, 2019	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief
Financial Officer, Treasurer and
Director
(Principal Executive, Financial
and Accounting Officer)

Date: May 29, 2019	/s/ Brett P. Seabert
Brett P. Seabert, Director

Date: May 29, 2019	/s/ Clyde Wm. Engle
CLYDE Wm. ENGLE, Director

Date: May 29, 2019	/s/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

Date: May 29, 2019	/s/ Franklin E. Crail
FRANKLIN E. CRAIL, Director