Form 10-K/A
period 2019-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2019-06-28
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 10, 2019, there were 5,965,827 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on May 29, 2019 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year.

In addition, this Amendment No. 1 is being filed to include the auditor tenure statement in the audit reports contained in Part II, Item 8, which was inadvertently omitted in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 8 of Part II and Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer and a new consent from Plante & Moran, PLLC. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K/A

PART II.

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

Change in Accounting Principle

As discussed in Note 1 and 17 to the financial statements, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective adoption method on March 1, 2018.

We have audited the impact on the 2018 financial statements as disclosed under the modified retrospective method as a result of the adoption of ASC Topic 606, “Revenue from Contracts with Customers”, as described in Note 1 and 17 to the financial statements. In our opinion, the impacts are appropriate and have been properly disclosed. We were not engaged to audit, review, or apply any procedures to the 2018 financial statements of the Company other than with respect to the impacts disclosed and, accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements taken as a whole.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2004.

Denver, Colorado

May 29, 2019

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

/s/ EKS&H LLLP

Denver, Colorado

May 15, 2018

We have served as the Company’s auditor since 2004.

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of five members. Information concerning our executive officers and members of our Board of Directors as of June 1, 2019 is set forth below. There are no family relationships between any of our directors and executive officers.

Name	Title/Position	Age
Bryan J. Merryman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	58
Franklin E. Crail	Director	77
Clyde Wm. Engle	Director	76
Scott G. Capdevielle	Director	53
Brett P. Seabert	Director	58
Gregory L. Pope	Senior Vice President – Franchise Development	53
Edward L. Dudley	Senior Vice President - Sales and Marketing	55
Donna L. Coupe	Vice President - Franchise Support and Training	53
Ryan R. McGrath	Vice President - Information Technology	45

Directors

Bryan J. Merryman. Mr. Merryman joined us in December 1997 as Chief Financial Officer and Vice President - Finance. Since April 1999, Mr. Merryman also served as our Chief Operating Officer and as a director, and since January 2000, as our Treasurer. In February 2019, Mr. Merryman was appointed as our Chief Executive Officer and was elected Chairman of the Board. From January 1997 to December 1997, Mr. Merryman was a principal in Knightsbridge Holdings, Inc., a leveraged buyout firm. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of after-market auto parts, from July 1996 to November 1997, and prior to July 1996, was employed for more than eleven years by Deloitte & Touche LLP, most recently as a Senior Manager. Mr. Merryman also currently serves as Chief Executive Officer of U-Swirl, Inc. (“U-Swirl”), a consolidated subsidiary of the company, a position he has held since October 2014, and has served as Chairman of the Board of U-Swirl since January 2013. Mr. Merryman’s extensive operational, accounting and financial expertise, along with his extensive knowledge of our business and broad industry expertise, provides significant value and insights to the Board of Directors.

Franklin E. Crail. Mr. Crail co-founded the first Rocky Mountain Chocolate Factory store in May 1981. He served as our Chief Executive Officer and President from November 1982 until his retirement in February 2019, and, from September 1981 to January 2000, he served as our Treasurer. He has served as a director since November 1982 and served as Chairman of the Board from March 1986 until February 2019. Prior to founding the Company, Mr. Crail was co-founder and President of CNI Data Processing, Inc., a software firm which developed automated billing systems for the cable television industry. Mr. Crail has also served as a director for U-Swirl since January 2013. As our co-founder and as our former Chief Executive Officer and President, and director since 1982, Mr. Crail brings his leadership, extensive experience and knowledge of the Company, the industry, our customers and the investment community to the Board of Directors.

Clyde Wm. Engle. Mr. Engle has served on our Board of Directors since January 2000, and previously from December 1987 to August 1995. Mr. Engle is currently the Chairman of the Board, President and Chief Executive Officer of Lincolnwood Bancorp, Inc. (formerly known as GSC Enterprises, Inc.). Lincolnwood Bancorp, Inc. owned the Bank of Lincolnwood until June 2009 when the Bank of Lincolnwood came under control of the Federal Deposit Insurance Corporation. Mr. Engle has also served as a director of U-Swirl since January 2013. Mr. Engle’s extensive executive and board experience brings governance, investment and strategic expertise to the Board of Directors.

Scott G. Capdevielle. Mr. Capdevielle has served on our Board of Directors since June 2009. Mr. Capdevielle founded, and has served as President, Chief Executive Officer and a member of the Board of Directors of, Syndicom, Inc., a software and consulting company, since 2000. Prior to founding Syndicom, Inc., from 1999 to 2000, Mr. Capdevielle was Chief Executive Officer and founder of Untv, Inc., a company pioneering user-generated web video and distribution on the Internet. From 1995 to 1999, Mr. Capdevielle founded and held the position of Chief Technical Officer and a member of the Board of Directors of Andromedia Corporation, a developer of web analytics software to Fortune 1000 companies prior to its sale to Macromedia, Inc. Mr. Capdevielle has been engaged in the software industry since 1993 and has served on several advisory boards and board of directors of technology companies from 1994 to present. Mr. Capdevielle has also served as a director of U-Swirl since January 2013. Mr. Capdevielle’s extensive executive and board experience brings operational, investment, strategic, technology and industry expertise to the Board of Directors.

Brett P. Seabert. Mr. Seabert has served on our Board of Directors since April 2017. Mr. Seabert, a Certified Public Accountant (“CPA”), has 29 years of experience in business management, operations, finance and administration. Mr. Seabert currently serves in various capacities, including as a director or executive officer of various companies, including Tanamera Construction, LLC, a high-end real estate development and construction company (since April 2007), TD Construction, LP, a construction company (since September 2009), Caughlin Club Management Partners, LLC, a health and tennis club and preschool owner and operator (since July 2008), and B&L Investments, Inc., a management and holding company (since March 2003). From 2001 to 2008, Mr. Seabert served as Chief Financial and Operating Officer of Tanamera Commercial Development, LLC. Between 1989 and 2001, Mr. Seabert served in various positions at CMS International, an owner and management company operating several casinos, most recently as Executive Vice President and Chief Financial Officer, including oversight of internal audit, risk management and human resource functions. Mr. Seabert has been primarily engaged in commercial and residential real estate development and construction for the past 17 years. From 1984 to 1989, Mr. Seabert was a practicing CPA with Deloitte & Touche LLP. Mr. Seabert’s extensive management, accounting and financial experience brings operational, investment, and strategic value and insights to the Board of Directors.

Executive Officers

Bryan J. Merryman. Mr. Merryman’s biographical information is set forth above under the heading “Directors.”

Gregory L. Pope. Mr. Pope has served as Senior Vice President - Development since May 2004. Since joining the Company in October 1990, he has served in various positions, including store manager, new store opener and franchise field consultant. In March 1996, he became Director of Franchise Development and Support. In June 2001, he became Vice President of Franchise Development, a position he held until he was promoted to his present position.

Edward L. Dudley. Mr. Dudley has served as Senior Vice President - Sales and Marketing since June 2001. Previously, he served as Vice President of Sales and Marketing from January 1997 to June 2001. Prior to joining the Company, Mr. Dudley spent 10 years with Baxter Healthcare Corporation, a medical devices and services company, where he served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997.

Donna L. Coupe. Ms. Coupe has served as Vice President - Franchise Support and Training since June 2008. From 1992 to 1997, she managed franchised Rocky Mountain Chocolate Factory stores in Northern California for absentee owners. Since joining the Company in October 1997, she has served in various positions including Field Consultant, Regional Manager and Director of Franchise Support.

Ryan R. McGrath. Mr. McGrath has served as Vice President - Information Technology since August 2017. Since joining the Company in October 2009, he has served in various positions, including Systems Analyst and Director of Information Technology. Prior to joining the Company he held various operating and information technology roles, including work for Sports Express, a travel logistics company, where he focused on software, database and application development.

Involvement in Certain Other Legal Proceedings

On March 29, 1994, a class action was filed in the Circuit Court for the 21st Judicial District, Centerville, Hickman County, Tennessee against National Development Company, Inc. (“NDI”) and Sunstates Corporation (“Sunstates”) for breach of contract by a class of purchasers (the “Plaintiffs”) of real property in a recreational development developed and marketed by NDI. The Plaintiffs brought the class action to recover for the diminution in value of their properties caused by the failure of NDI to complete the primary lake in the development. On January 19, 1999, Mr. Engle, one of our directors, was added as a defendant to the class action, alleging that Mr. Engle operated the two defendant corporations as his alter ego. On January 24, 2000, the court found the defendants NDI liable for over $2.5 million to the Plaintiffs for the diminution in value of their real property based on a failure to build an adjacent lake as promised. On August 30, 2005, a judgment was entered against Mr. Engle, personally, for the amount of the original judgment plus statutory interest (the “Tennessee Judgment”).

In a related case filed on October 29, 2007 in the Circuit Court for the Second Circuit, State of Hawaii, the Plaintiffs pursued a class action against Mr. Engle and others to set aside fraudulent transfers, for declaratory and injunctive relief and for damages. In that complaint, the Plaintiffs claimed they were unable to collect on the Tennessee Judgment and alleged that Mr. Engle engaged in a scheme to aggressively and fraudulently transfer assets and earnings to his wife to hinder, delay and defraud his creditors. Following a trial, a jury verdict was entered against Mr. Engle on March 3, 2010, whereby he was found to have fraudulently transferred shares of stock valued at $10,768,450 and the jury awarded punitive damages to the Plaintiffs in the amount of $43,073,800. Several post-trial motions were filed after the jury verdict but no judgement was ever entered by the court against Mr. Engle, and no material activity has occurred in this case since March 2010.

Corporate Governance

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, in accordance with NASDAQ listing rules, we have adopted a Code of Conduct applicable to all our officers, directors and employees. The text of each of the Code of Ethics for Senior Financial Officers and the Code of Conduct (together, the “Codes”) is available under Corporate Governance on the Investor Relations page of our website at www.rmcf.com. If we waive, or implicitly waive, any material provision of either of the Codes, or substantively amend either of the Codes, we will disclose that fact on our website within four business days.

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company's website at www.rmcf.com.

The members of the Audit Committee currently consist of Brett P. Seabert, Clyde Wm. Engle and Scott G. Capdevielle. The responsibilities of our Audit Committee include:

●	Assisting the full Board of Directors;

●	Oversight of the Company’s accounting and financial reporting principles and policies and internal controls and procedures;

●	Oversight of the Company’s financial statements and the independent audit thereof;

●	Selecting, evaluating and, where deemed appropriate, replacing the independent auditors; and

●	Evaluating the independence and performance of the independent auditors.

The Board of Directors has determined that Brett P. Seabert is an “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus possesses “financial sophistication” as that term is used in applicable NASDAQ listing rules.

The Board of Directors has also determined that each of Brett P. Seabert, Clyde Wm. Engle and Scott G. Capdevielle, representing all of the members of the Audit Committee, is an “independent director” under applicable Nasdaq listing rules and SEC regulations applicable to Audit Committee members.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to annual compensation for the years indicated for the Company’s named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Bryan J. Merryman (1)	2019	$340,000	-0-	$4,125 (2)	$344,125
President, Chief Executive Officer, Chief Financial Officer and Director	2018	$340,000	-0-	$4,050 (2)	$344,050

Franklin E. Crail (1)	2019	$355,000	-0-	$47,539 (3)	$402,539
Former Chief Executive Officer and President	2018	$355,000	-0-	$41,262 (3)	$396,262

Edward L. Dudley	2019	$225,000	-0-	$3,167 (2)	$228,167
Senior Vice President – Sales and Marketing	2018	$225,000	-0-	$3,375 (2)	$228,375

Gregory L. Pope (4)	2019	$225,000	-0-	$1,688 (2)	$226,688
Senior Vice President – Franchise Development

(1)

On February 26, 2019, Mr. Crail resigned as President and Chief Executive Officer, effective immediately. In addition, on February 26, 2019, Mr. Merryman was appointed as President and Chief Executive Officer to replace Mr. Crail.

(2)	Represents 401(k) plan matching contributions during each fiscal year.

(3)

Consists of life insurance premiums paid by the Company for fiscal years 2019 and 2018 of $43,414 and $37,212, respectively, and 401(k) plan matching contributions for fiscal years 2019 and 2018 of $4,125 and $4,050, respectively.

(4)	Mr. Pope was not a named executive officer for fiscal year 2018.

Narrative Discussion of Summary Compensation Table

Salary, Bonus and Stock Awards. Base salary and cash bonuses for our named executive officers are reviewed on an annual basis by the Compensation Committee in conjunction with performance and upon the recommendations of our Chief Executive Officer. Our Chief Executive Officer is not present during voting or deliberation on his own compensation. Base salary adjustments and cash bonuses are awarded on a discretionary basis based on the Company’s overall performance and a subjective review of each named executive officer’s performance. For fiscal year 2019, in light of the Company’s performance and in the interest of the Company and our stockholders, our Chief Executive Officer did not recommend that the Compensation Committee award base salary adjustments or cash bonuses for the named executive officers for fiscal year 2019. The Compensation Committee did not award any salary adjustments or bonus payments in fiscal year 2019. In addition, in light of the Company’s performance, no equity grants were made to our named executive officers in fiscal years 2019 or 2018.

Benefits. Our named executive officers generally receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. Other elements of compensation for our named executive officers are participation in Company-wide life insurance, long-term disability insurance, medical benefits and the ability to defer compensation pursuant to a 401(k) plan. Our named executive officers also receive matching contributions from the Company under our 401(k) plan at a rate of 25% up to 1.5% of base salary, which is the same benefit available to all salaried employees.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding the number and estimated value of unvested stock awards held by each of the Company’s named executive officers at 2019 fiscal year-end. There were no outstanding stock options for any of our named executive officers at the end of fiscal year 2019.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Bryan J. Merryman	4/18/2013	10,000	(1)	$94,800
Franklin E. Crail (3)	—	—		—
Edward L. Dudley	4/18/2013	4,167	(1)	$39,503
Gregory L. Pope	4/18/2013	4,167	(1)	$39,503

(1)

Represents restricted stock units (“RSUs”) that vest in six equal annual installments beginning on the first anniversary of the vesting commencement date. The vesting commencement date was July 18, 2013 for RSUs granted on April 18, 2013.

(2)	Based on a price of $9.48 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 28, 2019, the last trading day of fiscal year 2019.

(3)	All of Mr. Crail’s unvested equity awards were accelerated upon his retirement on February 26, 2019.

Potential Payments on Termination or Change in Control

We have arrangements with each of our named executive officers providing for post-employment payments under certain conditions, as described below.

Employment Agreements. We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions. Specifically, we have entered into employment agreements with Messrs. Merryman and Dudley. The agreements with each of Messrs. Merryman and Dudley provide for "at will" employment, which means we or the executive can terminate his employment at any time, with or without “cause” (as defined therein). The employment agreements generally provide that, if we terminate the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary and (ii) the lesser of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred and (b) 25% of the executive's annual salary. The executive will also receive an additional payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage.

A “change in control,” as used in these employment agreements, generally means a change in the control of us following (1) an event that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, without the approval of two-thirds of the Board of Directors prior to its occurrence or within 60 days thereafter, (2) a person (an “Acquiring Person”) acquiring direct or indirect beneficial ownership of 20% or more of our then outstanding voting securities, without the approval of two-thirds of the Board of Directors prior to its occurrence or within 60 days thereafter, (3) a merger, consolidation, sale of assets or other reorganization, or a proxy contest in which our Board of Directors prior to the transaction constitutes less than a majority of our Board of Directors after the transaction or (4) the members of our Board of Directors during any consecutive two-year period who at the beginning of such period constituted the Board of Directors cease to be the majority of the Board of Directors at the conclusion of that period. In addition to the foregoing, a change in control shall be deemed to have occurred if, after the occurrence of the event described in clause (2) above that has been approved by a two-thirds vote of the Board of Directors, the Acquiring Person shall have become the beneficial owner, directly or indirectly, of securities representing an additional 5% or more of the combined voting power of our then outstanding voting securities (a “Subsequent Share Acquisition”) without the approval prior thereto or within 60 days thereafter of at least two-thirds of the members of the Board of Directors who were in office immediately prior to such Subsequent Share Acquisition and were not appointed, nominated or recommended by, and do not otherwise represent the interests of, the Acquiring Person on the Board of Directors. Each subsequent acquisition by an Acquiring Person of securities representing an additional 5% or more of the combined voting power of our then outstanding voting securities shall also constitute a Subsequent Share Acquisition (and a change in control unless approved as contemplated by the preceding sentence) if the approvals contemplated above were given with respect to the initial Share Acquisition and all prior Subsequent Share Acquisitions by such Acquiring Person. A “triggering termination” generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or we terminate the executive’s employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination also includes a voluntary termination by the executive within five business days before an anticipated change in control with the concurrence of two concurring persons (either the Chairman of the Board of Directors or a member of our Compensation Committee) that the change in control is likely to occur during such five-business day period. In such event, the executive must agree to continue to work on an at-will basis, without compensation, until the change in control occurs. If the change in control does not occur within ten business days, the executive must refund the severance payment to us.

2007 Equity Compensation Plan. Our 2007 Equity Incentive Plan provides that in the event of a Company transaction in which all of the named executive officer’s unvested option awards or RSUs are not converted, assumed or replaced by the successor company, such options or RSUs will immediately vest and become exercisable and payable immediately prior to the company transaction. In addition, in the event of a change in control, all of the named executive officer’s unvested option awards and RSUs will immediately vest and become exercisable and payable.

Assuming the applicable triggering event took place on February 28, 2019, the named executive officers would have been eligible for payments set forth in the following table. These payments are estimates. If a specific triggering event had actually occurred, the named executive officer would only receive the payments that applied to that specific triggering event. These payments would come from us if the triggering event occurred before a change in control and from the successor company if after a change in control. As of February 28, 2019, no outstanding stock option awards for our named executive officers were outstanding.

Name	Change in Control Severance Payment ($)(1)	Payment for Continuing Insurance Coverage ($)	RSU Acceleration (2)	Total
Bryan J. Merryman	$1,326,813	$15,500	$94,800	$1,437,113
Edward L. Dudley	$ 840,938	$15,500	$39,503	$ 895,941
Gregory L. Pope	-	-	$39,503	$39,503

(1)	These amounts are based on 2.99 times 125% of each executive’s base salary in place during fiscal year 2019.

(2)	Based on a price of $9.48 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 28, 2019, the last trading day of fiscal year 2019.

Retirement Separation Agreement with Mr. Crail. In connection with Mr. Crail’s retirement on February 26, 2019, the Company entered into a Retirement Separation and General Release Agreement with Mr. Crail (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company agreed to accelerate the vesting of all of Mr. Crail’s outstanding equity awards and, for so long as Mr. Crail continues to serve on the Board of Directors, to provide (or pay premiums for) a Medicare supplemental insurance policy for Mr. Crail.

Director Compensation

Non-employee directors are generally compensated with a combination of cash retainers for serving on committees of the Board of Directors and annual equity grants. Our director compensation policy for fiscal year 2019 provided for the following compensation to our non-employee directors:

Cash Retainer. Non-employee directors receive cash retainers for their service on the committees of the Board of Directors and on the Board of Directors. Each non-employee director is paid $3,125 quarterly. Members of our Compensation Committee are paid $750 quarterly, with the chairman of the Compensation Committee being paid $1,500 quarterly. Audit Committee members are paid $500 quarterly, with the chairman of the Audit Committee being paid $1,500 quarterly. Additionally, Audit Committee members receive $250 for each meeting held by phone and $500 for each meeting held in person. Also, an Audit Committee member attending all of the Audit Committee meetings for any fiscal year receives a $1,000 bonus for that year.

Equity Awards. Non-employee directors generally receive annual equity awards under our 2007 Equity Incentive Plan at the discretion of the Compensation Committee. For their service in fiscal year 2019, each non-employee director was granted 2,000 shares of common stock and an additional 500 shares of common stock were granted to the chairman of each of the Audit Committee and the Compensation Committee, unless the non-employee director elected to receive a cash payment in lieu of the equity award. In fiscal year 2019, all of our directors, except for Mr. Crail, elected to receive the cash payment in lieu of the equity award. Any cash payment in lieu of an equity award was paid in an amount equal to the potential grant date fair value of the equity award.

The following table summarizes the total compensation paid to each of our non-employee directors who served during fiscal year 2019. Mr. Crail, our former President and Chief Executive Officer, and Mr. Merryman, our current President, Chief Executive Officer, Chief Financial Officer and Treasurer, do not receive any compensation for their service as directors. See “Executive Compensation” above for information regarding the compensation for Messrs. Crail and Merryman..

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Lee N. Mortenson (1)	$49,470	-0-	$49,470
Brett P. Seabert	$44,480	-0-	$44,480
Scott G. Capdevielle	$44,480	-0-	$44,480
Clyde Wm. Engle	$12,750	$24,480	$37,230

___________________________

(1)	Mr. Mortenson served as a director until his passing on October 5, 2018. The payments above represent payments for his service from the start of fiscal year 2019 until his passing.

(2)

Represents the grant date fair value for stock awards granted during fiscal year 2019 computed in accordance with the requirements of FASB ASC Topic 718. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 1, 2019, with respect to the shares of our common stock beneficially owned (i) by each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) by each director, (iii) each named executive officer set forth in the Summary Compensation Table above and (iv) by all of our directors and executive officers as a group. As of June 1, 2019, 5,965,827 shares of our common stock were outstanding.

The number of shares beneficially owned includes shares of our common stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 1, 2019 through the exercise of options, vesting of RSUs, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options, vesting of RSUs or through conversion of another security within 60 days of June 1, 2019 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as noted, each beneficial owner has sole investment and voting power with respect to our common stock.

Unless otherwise indicated, the address for each director and named executive officer listed below is c/o Rocky Mountain Chocolate Factory, Inc., 265 Turner Drive, Durango, Colorado 81303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
FMR LLC	582,493	(1)	9.77%
AB Value Management LLC	460,189	(2)	8.18%
Renaissance Technologies LLC	487,939	(3)	7.72%
Taylor Hoffman Wealth Management, LLC	302,366	(4)	5.07%

Directors and Named Executive Officers:
Franklin E. Crail	491,126		8.24%
Clyde Wm. Engle	4,000		*
Brett P. Seabert	-		*
Scott G. Capdevielle	8,228		*
Bryan J. Merryman	40,000	(5)	*
Edward L. Dudley	37,063	(6)	*
Gregory L. Pope	58,298	(7)	*
All executive officers and directors as a group (9 persons) (7)	651,059	(8)	11.98%

* Less than 1%

(1)	Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 13, 2019. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)

Based solely on the information contained in a filing on Schedule 13D/A filed with the SEC on May 22, 2019. The address of AB Value Management LLC is 200 Sheffield Street, Suite 311, Mountainside, New Jersey 07092.

(3)

Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 13, 2019. The shares are beneficially owned by Renaissance Technologies LLC and its affiliate, Renaissance Technologies Holdings Corporation. The address of Renaissance Technologies LLC and its affiliates is 800 Third Avenue, New York, New York 10022.

(4)

Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 14, 2019. The shares are beneficially owned by Taylor Hoffman Wealth Management, LLC, Brandon Christopher Taylor and Gabriel Christopher Hoffman. The address of Taylor Hoffman Wealth Management, LLC and its affiliates is 1802 Bayberry Court, Suite 101, Richmond, Virginia 23226.

(5)	Includes 10,000 shares issuable upon the vesting of RSUs within 60 days of June 1, 2019.

(6)	Includes 4,167 shares issuable upon the vesting of RSUs within 60 days of June 1, 2018.

(7)	Includes 4,167 shares issuable upon the vesting of RSUs within 60 days of June 1, 2018 and 38,620 shares held within the Rocky Mountain Chocolate Factory, Inc. 401(K) Plan.

(8)	Shares beneficially owned include 21,667 shares issuable to our executive officers and directors as a group upon the vesting of RSUs within 60 days of June 1, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We had no transactions with related persons during fiscal year 2019 which are required to be disclosed pursuant to SEC rules.

Policies and Procedures for Approving Transactions with Related Persons

The independent members of the Board of Directors have the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board of Directors has not adopted a written policy or procedures governing its approval of transactions with related persons. There were no related person transactions in fiscal year 2018 or 2019.

Director Independence

Nasdaq listing rules require that a majority of the Board of Directors must be comprised of independent directors. The Board of Directors has determined that Brett P. Seabert, Clyde Wm. Engle, and Scott G. Capdevielle is each an independent director. Mr. Merryman is not independent due to his service as a current executive officer of the Company, and Mr. Crail is not independent due to his service as a former executive officer of the Company. The Board of Directors makes a determination regarding the independence of each director annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board of Directors has made a determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

The Board of Directors has also determined that Brett P. Seabert, Clyde Wm. Engle and Scott G. Capdevielle, representing all of the members of the Audit Committee, are all "independent directors" under Nasdaq listing standards and SEC rules applicable to Audit Committee members.

The Board of Directors has determined that Brett P. Seabert and Scott G. Capdevielle are “independent directors” under Nasdaq listing standards and SEC rules applicable to Compensation Committee members. Mr. Crail, who is also a member of the Compensation Committee, is not deemed to be independent under the applicable Nasdaq listing standards because he served as our Chief Executive Officer until February 2019. Although Mr. Crail is not an independent director, Section 5605(d)(2)(B) of the Nasdaq listing standards nonetheless permits the appointment of a non-independent director to the Compensation Committee if the Board of Directors, under exceptional and limited circumstances, determine that the non-independent director’s membership is in the best interests of the Company and its stockholders. Based on Mr. Crail’s extensive experience with the Company and his knowledge of the operations of the Company, the Board of Directors concluded that, under the exceptional and limited circumstances due to the unexpected pass of Lee Mortensen, Mr. Crail’s appointment to, and membership on, the Compensation Committee was in the best interests of the Company and its stockholders.

The Board of Directors has determined that Brett P. Seabert and Scott G. Capdevielle, representing all of the members of the Nominating Committee were all "independent directors" under applicable Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective October 1, 2018, EKS&H LLLP (“EKS&H”), the former independent registered public accounting firm for Rocky Mountain Chocolate Factory, Inc. (the “Company”), combined with Plante & Moran PLLC (“Plante Moran”). As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Audit Committee of the Company approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company for the fiscal year ending February 28, 2019.

Independent Registered Public Accounting Firm Fees

Fees billed by EKS&H in fiscal years 2018 and 2019 were as follows:

	2019	2018
Audit fees	$114,725	$155,711
Audit-related fees(1)	$ 15,750	$ 15,750
Tax fees(2)	$ 14,325	$42,795
All other fees	—	—
Total	$144,800	$214,256

Fees billed by Plante Moran in fiscal years 2018 and 2019 were as follows:

	2019	2018
Audit fees	$19,250	—
Audit-related fees(1)	—	—
Tax fees(2)	$27,475	—
All other fees	—	—
Total	$46,725	—

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefit plans, and additional compliance procedures related to performance of the review or audit of the Company's financial statements, and accounting consultations about the application of generally accepted accounting principles to proposed transactions. These services support the evaluation of the effectiveness of internal controls.

(2)	Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning services.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. Such policy requires that all audit and permissible non-audit services to be provided by the independent auditor must be submitted to the Audit Committee for approval at a meeting of the Audit Committee or by unanimous written consent of the Audit Committee in lieu of a meeting. The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the principal accountant's independence, and pre-approved all such services and fees in fiscal year 2018 and 2019.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

3. Exhibits

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015

4.1	Description of Capital Stock	***

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated September 13, 2017, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2017

10.8	Business Loan Agreement, dated August 2, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to
10.9	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.10*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.11

Voting Agreement, dated January 14, 2013, among U-Swirl, Inc., Henry Cartwright, Ulderico Conte, Terry Cartwright, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and Aspen Leaf Yogurt, LLC

Exhibit 99.4 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.12	Investor Rights Agreement, dated January 14, 2013, between U-Swirl, Inc. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.5 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.13	Investor Rights Agreement, dated January 14, 2013 between U-Swirl, Inc. and Aspen Leaf Yogurt, LLC	Exhibit 99.6 to the Current Report on Form 8-K filed January 14, 2013 (File No. 000-14749)

10.14**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	***

10.15**	Retirement Separation and General Release Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Franklin E. Crail.	***

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	***

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	***

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	***

32.2	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference to
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.
**	Management contract or compensatory plan.
***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 28, 2019	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief Financial Officer,
Treasurer and Director