Form 10-Q
period 2019-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2019-07-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On June 25, 2019, the registrant had outstanding 5,965,827 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
PART II.	OTHER INFORMATION	23

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended May 31,
	2019	2018
Revenues
Sales	$6,460,611	$6,582,049
Franchise and royalty fees	1,965,388	1,784,036
Total Revenue	8,425,999	8,366,085

Costs and Expenses
Cost of sales	4,614,744	4,665,242
Franchise costs	483,013	493,250
Sales and marketing	556,651	588,250
General and administrative	1,144,731	914,447
Retail operating	448,902	562,472
Depreciation and amortization, exclusive of depreciation and amortization expense of $145,699, $136,505, respectively, included in cost of sales	231,955	301,000
Costs associated with Company-owned store closures	-	58,188
Total costs and expenses	7,479,996	7,582,849

Income from Operations	946,003	783,236

Other Income (Expense)
Interest Expense	(12,398)	(22,639)
Interest Income	10,179	4,577
Other income (expense), net	(2,219)	(18,062)

Income Before Income Taxes	943,784	765,174

Income Tax Provision	232,175	188,230

Consolidated Net Income	$711,609	$576,944

Basic Earnings per Common Share	$0.12	$0.10
Diluted Earnings per Common Share	$0.11	$0.10

Weighted Average Common Shares Outstanding - Basic	5,962,278	5,905,414
Dilutive Effect of Employee Stock Awards	272,286	77,594
Weighted Average Common Shares Outstanding - Diluted	6,234,564	5,983,008

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2019	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,895,574	$5,384,027
Accounts receivable, less allowance for doubtful accounts of $557,916 and $489,502, respectively	3,877,170	3,993,262
Notes receivable, current portion	140,452	110,162
Refundable income taxes	4,534	190,201
Inventories, less reserve for slow moving inventory of $171,651 and $371,147, respectively	4,016,264	4,270,357
Other	440,173	318,126
Total current assets	14,374,167	14,266,135

Property and Equipment, Net	5,855,457	5,786,139

Other Assets
Notes receivable, less current portion	357,877	281,669
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	3,521,112	3,678,920
Intangible assets, net	479,601	498,337
Deferred income taxes	569,393	607,421
Lease right of use asset	3,280,508	-
Other	63,384	56,576
Total other assets	9,318,819	6,169,867

Total Assets	$29,548,443	$26,222,141

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$829,941	$1,176,488
Accounts payable	1,126,472	897,074
Accrued salaries and wages	732,313	655,853
Gift card liabilities	715,700	742,289
Other accrued expenses	271,863	293,094
Dividend payable	715,899	714,939
Contract liabilities	238,194	256,094
Lease liability	851,249	-
Total current liabilities	5,481,631	4,735,831

Lease Liability, Less Current Portion	2,429,259	-
Contract Liabilities, Less Current Portion	1,020,997	1,096,478

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, 50,000 authorized; -0- shares issued and outstanding	-	-
Undesignated series, 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,962,327 shares and 5,957,827 shares issued and outstanding, respectively	5,962	5,958
Additional paid-in capital	6,882,114	6,650,864
Retained earnings	13,728,480	13,733,010

Total stockholders' equity	20,616,556	20,389,832

Total Liabilities and Stockholders' Equity	$29,548,443	$26,222,141

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	May 31,
	2019	2018
Cash Flows From Operating Activities
Net Income	$711,609	$576,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377,654	437,505
Provision for obsolete inventory	23,766	24,185
Provision for loss on accounts and notes receivable	81,283	23,400
Asset impairment and store closure losses	-	44,000
Loss on sale or disposal of property and equipment	2,867	17,056
Expense recorded for stock compensation	231,254	155,807
Deferred income taxes	38,028	(54,493)
Changes in operating assets and liabilities:
Accounts receivable	(100,089)	672,005
Refundable income taxes	185,667	-
Inventories	344,058	(916,261)
Contract Liabilities	(90,248)	(78,883)
Other current assets	(122,047)	(168,990)
Accounts payable	115,667	291,989
Accrued liabilities	28,640	349,987
Net cash provided by operating activities	1,828,109	1,374,251

Cash Flows from Investing Activities
Proceeds received on notes receivable	28,400	33,698
Proceeds from (cost of) sale or distribution of assets	-	500
Purchases of property and equipment	(283,548)	(130,572)
(Increase) decrease in other assets	312	(5,366)
Net cash used in investing activities	(254,836)	(101,740)

Cash Flows from Financing Activities
Payments on long-term debt	(346,547)	(333,955)
Dividends paid	(715,179)	(708,653)
Net cash used in financing activities	(1,061,726)	(1,042,608)

Net Increase in Cash and Cash Equivalents	511,547	229,903

Cash and Cash Equivalents, Beginning of Period	5,384,027	6,072,984

Cash and Cash Equivalents, End of Period	$5,895,574	$6,302,887

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended
	May 31,
	2019	2018
Common Stock
Balance at February 28:	$5,958	$5,903
Repurchase and retirement of common stock	-	-
Issuance of common stock	-	-
Exercise of stock options, vesting of restricted stock units and other	4	2
Balance at May 31:	5,962	5,905

Additional Paid-in Capital
Balance at February 28:	6,650,864	6,131,147
Repurchase and retirement of common stock	-	-
Issuance of common stock	-	-
Exercise of stock options, vesting of restricted stock units and other	231,250	155,805
Balance at May 31:	6,882,114	6,286,952

Retained Earnings
Balance at February 28:	13,733,010	13,419,553
Consolidated Net income	711,609	576,944
Cash dividends declared	(716,139)	(708,653)
Adoption of ASC 606	-	925,929
Balance at May 31:	13,728,480	14,213,773

Total Stockholders' Equity	$20,616,556	$20,506,630

Common Shares
Balance at February 28:	5,957,827	5,903,436
Repurchase and retirement of common stock	-	-
Exercise of stock options, vesting of restricted stock units and other	4,500	2,000
Balance at May 31:	5,962,327	5,905,436

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

In January 2013, through its wholly-owned subsidiaries, including ALY, the Company entered into two agreements to sell all of the assets of its ALY frozen yogurt stores, along with its interest in the self-serve frozen yogurt franchises and retail units branded as “Yogurtini,” which the Company also acquired in January 2013, to SWRL, in exchange for a 60% controlling equity interest in SWRL (46% equity interest as of May 31, 2019). Upon completion of these transactions, the Company ceased to directly operate any Company-owned ALY locations or sell and support frozen yogurt franchise locations, which were being supported by SWRL. The SWRL board of directors is composed solely of board members also serving on the Company’s board of directors (the “Board of Directors”).

In fiscal year (“FY”) 2014, SWRL acquired the franchise rights and certain other assets of self-serve frozen yogurt concepts under the names “CherryBerry,” “Yogli Mogli Frozen Yogurt” and “Fuzzy Peach Frozen Yogurt.” In connection with these acquisitions, the Company entered into a credit facility with Wells Fargo Bank, N.A. used to finance the acquisitions by SWRL, and in turn, the Company entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with the acquisitions (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, the Company issued a demand for payment of all obligations under the SWRL Loan Agreement. SWRL was unable to repay the obligations under the SWRL Loan Agreement, and as a result, the Company foreclosed on all of the outstanding stock of U-Swirl on February 29, 2016 in full satisfaction of the amounts owed under the SWRL Loan Agreement. This resulted in U-Swirl becoming a wholly-owned subsidiary of the Company as of February 29, 2016, and concurrently the Company ceased to have financial control of SWRL as of February 29, 2016. As of May 31, 2019, SWRL had no operating assets.

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by the Company; (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us); (iii) the collection of initial franchise fees and royalties from franchisees.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2019:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	3	181	184
International license stores	1	63	64
Cold Stone Creamery - co-branded	9	93	102
U-Swirl (Including all associated brands)			-
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	86	86
Franchise stores - Domestic - co-branded	1	8	8
International license stores	-	2	2
Total	14	439	453

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, (“CDI – Question 105.09”), that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Quarterly Report on Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 30, 2018 and is first presenting the analysis of changes in stockholders’ equity in its interim financial statements in this Quarterly Report on this Form 10-Q. The adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

The Company adopted ASU 2016-02 as of March 1, 2019, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch-up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a Right of Use Asset and Lease Liability on the Consolidated Balance Sheet of $3.3 million upon adoption. The impact of the new standard did not affect the Company’s cash flows or results of operations. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the lease term, which includes options that are likely to be exercised, discounted using an incremental borrowing rate or implicit rate.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. For FY 2019 and FY 2018, no stock options were excluded from diluted shares as there were no stock options outstanding. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

NOTE 3 – INVENTORIES

The Company held the following inventory at May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Ingredients and supplies	$2,380,863	$2,612,954
Finished candy	1,754,915	1,983,854
U-Swirl food and packaging	52,137	44,696
Reserve for slow moving inventory	(171,651)	(371,147)
Total inventories	$4,016,264	$4,270,357

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2019 and February 28, 2019 consisted of the following:

	May 31, 2019	February 28, 2019
Land	$513,618	$513,618
Building	5,031,395	5,031,395
Machinery and equipment	10,509,121	10,263,119
Furniture and fixtures	864,944	864,944
Leasehold improvements	1,128,659	1,131,659
Transportation equipment	440,050	422,458
Asset impairment	(30,000)	(30,000)
	18,457,787	18,197,193

Less accumulated depreciation	(12,602,330)	(12,411,054)
Property and equipment, net	$5,855,457	$5,786,139

NOTE 5 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 16, 2018 to stockholders of record on March 6, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 15, 2018 to stockholders of record on June 5, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 14, 2018 to stockholders of record on September 4, 2018. The Company paid a quarterly cash dividend of $0.12 per share of common stock on December 7, 2018 to stockholders of record on November 23, 2018. The Company declared a quarterly cash dividend of $0.12 per share of common stock on February 14, 2019, which was paid on March 15, 2019 to stockholders of record on March 5, 2019. The Company declared a quarterly cash dividend of $0.12 per share of common stock on May 28, 2019, which was paid on June 14, 2019 to stockholders of record on June 4, 2019.

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

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2019 or 2018. As of May 31, 2019, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units.

The Company recognized $231,254 of stock-based compensation expense during the three months ended May 31, 2019 compared with $155,807 during the three months ended May 31, 2018. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2019 and 2018:

	Three Months Ended
	May 31,
	2019	2018
Outstanding non-vested restricted stock units as of February 28:	25,002	77,594
Granted	270,000	-
Vested	-	-
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of May 31:	295,002	77,594

Weighted average grant date fair value	$9.62	$12.16
Weighted average remaining vesting period (in years)	4.94	1.02

The Company issued 4,500 fully vested, unrestricted shares of stock to non-employee directors during the three months ended May 31, 2019 compared to 2,000 shares issued during the three months ended May 31, 2018. In connection with these non-employee director stock issuances, the Company recognized $42,525 and $24,480 of stock-based compensation expense during the three months ended May 31, 2019 and 2018, respectively.

During the three months ended May 31, 2019, the Company recognized $188,729 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants. The restricted stock units generally vest between 17% and 20% annually over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2019, was $2,461,553, which is expected to be recognized over the weighted average period of 4.94 years.

During the three months ended May 31, 2019, the Company granted 270,000 shares of restricted stock units with a grant date fair value of $2,536,100 or $9.39 per share, compared with no restricted stock units awarded in the three months ended May 31, 2018. The restricted stock unit grants vest between 17% and 20% annually over a period of five to six years.

The Company has no outstanding stock options as of May 31, 2019.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2019	2018
Cash paid for:
Interest, net	$2,851	$17,774
Income taxes	8,481	7,277
Non-cash Operating Activities
Accrued Inventory	166,649	256,856
Non-cash Financing Activities
Dividend payable	$715,899	$708,652

NOTE 7 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended May 31, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,429,041	$5,866,472	$232,419	$1,159,805	$-	$8,687,737
Intersegment revenues	(1,286)	(260,452)	-	-	-	(261,738)
Revenue from external customers	1,427,755	5,606,020	232,419	1,159,805	-	8,425,999
Segment profit (loss)	617,910	1,168,687	(15,012)	279,163	(1,106,964)	943,784
Total assets	1,275,471	11,660,148	992,148	6,330,540	9,290,136	29,548,443
Capital expenditures	10,540	223,552	9,518	-	39,938	283,548
Total depreciation & amortization	$10,830	$150,132	$2,611	$190,769	$23,312	$377,654

Three Months Ended May 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,313,206	$5,870,514	$361,435	$1,133,254	$-	$8,678,409
Intersegment revenues	(1,035)	(311,289)	-	-	-	(312,324)
Revenue from external customers	1,312,171	5,559,225	361,435	1,133,254	-	8,366,085
Segment profit (loss)	489,271	1,169,335	(78,494)	135,155	(950,093)	765,174
Total assets	1,058,006	12,533,723	1,054,367	7,594,185	5,897,814	28,138,095
Capital expenditures	3,529	111,765	2,071	3,338	9,869	130,572
Total depreciation & amortization	$11,924	$141,028	$12,675	$244,051	$27,827	$437,505

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.4 million, or 16.3 percent of the Company’s revenues from external customers during the three months ended May 31, 2019 compared to $1.3 million, or 15.2 percent of the Company’s revenues from external customers during the three months ended May 31, 2018.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2019 and February 28, 2019 consist of the following:

				May 31, 2019		February 28, 2019
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$214,527	$220,778	$214,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	241,989	715,339	223,628
Franchise rights		20		5,979,637	2,458,525	5,979,637	2,300,717
Total				7,467,557	3,466,844	7,467,557	3,290,300
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$1,099,328	$267,020	$1,099,328	$267,020
Franchising goodwill				295,000	197,682	295,000	197,682
Manufacturing segment-goodwill				295,000	197,682	295,000	197,682
Trademark				20,000	-	20,000	-
Total goodwill				1,709,328	662,384	1,709,328	662,384

Total Intangible Assets				$9,176,885	$4,129,228	$9,176,885	$3,952,684

Effective March 1, 2002, under Accounting Standards Codification Topic 350, all goodwill with indefinite lives is no longer subject to amortization. Accumulated amortization related to intangible assets not subject to amortization is a result of amortization expense related to indefinite life goodwill incurred prior to March 1, 2002.

Amortization expense related to intangible assets totaled $176,544 and $211,287 during the three months ended May 31, 2019 and 2018, respectively.

During the year ended February 28, 2019, the Company reviewed its estimates of the future economic life of certain intangible assets. As a result of this review, the Company accelerated the rate of amortization of certain intangible assets to better reflect their expected future value. Consistent with the treatment of a change in estimate, the new rate of amortization of intangible assets will be applied to future periods.

At May 31, 2019, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 20	$529,632
FYE 21	594,229
FYE 22	490,060
FYE 23	411,607
FYE 24	345,642
Thereafter	1,629,543
Total	$4,000,713

NOTE 9 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures were comprised of asset disposal and impairment costs of $58,188 for the three months ended May 31, 2018, relating to the closure and planned closing of certain underperforming Company-owned locations.

There were no comparable costs incurred during the three months ended May 31, 2019.

NOTE 10 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions. As of May 31, 2019, approximately $830,000 was outstanding under this promissory note. This promissory note matures in January 2020.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2019, the Company was in compliance with all such covenants.

As of May 31, 2019 and February 28, 2019, notes payable consisted of the following:

	May 31, 2019	February 28, 2019
Promissory note	$829,941	$1,176,488
Less: current maturities	(829,941)	(1,176,488)
Long-term obligations	$-	$-

NOTE 11 – LEASING ARRANGEMENTS

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

The Company also leases trucking equipment and warehouse space in support of its manufacturing operations.  Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of income.

ASU 2016-02 allows, as a practical expedient, the retention of the classification of existing leases as operating or financing. All of the Company’s leases are classified as operating leases and that classification has been retained upon adoption. The Company does not believe the utilization of this practical expedient has a material impact on lease classifications.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2019 and 2018 lease expense recognized in the Consolidated Statements of Income was $238,666 and $265,426, respectively.

The amount of the Right of Use Asset and Lease Liability recorded upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of May 31, 2019. The total estimated future minimum lease payments is $3.6 million.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2019, maturities of lease liabilities for our operating leases were as follows:

FYE 20	$663,738
FYE 21	819,005
FYE 22	694,755
FYE 23	437,445
FYE 24	315,962
Thereafter	717,040
Total	$3,647,945

Less: imputed interest	(367,437)
Present value of lease liabilities:	$3,280,508

Weighted average lease term (in years)	6.8

NOTE 12 – REVENUE FROM CONTRACTS WITH CUSTOMERS.

Effective March 1, 2018, the Company adopted ASC 606. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to its franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement.

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

On May 31, 2019, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 20	$186,880
FYE 21	199,216
FYE 22	186,117
FYE 23	171,982
FYE 24	133,064
Thereafter	381,932
Total	$1,259,191

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended May 31, 2019

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$80,019	$-	$-	$26,261	$106,280

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,606,020	-	-	5,606,020
Retail sales	-	-	232,419	622,172	854,591
Royalty and marketing fees	1,347,736	-	-	511,372	1,859,108
Total	$1,427,755	$5,606,020	$232,419	$1,159,805	$8,425,999

Three Months Ended May 31, 2018

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$74,516	$-	$-	$18,619	$93,135

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,559,225	-	-	5,559,225
Retail sales	-	-	361,435	661,389	1,022,824
Royalty and marketing fees	1,237,655	-	-	453,246	1,690,901
Total	$1,312,171	$5,559,225	$361,435	$1,133,254	$8,366,085

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2019, there were two Company-owned, 93 licensee-owned and 244 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, the republic of Panama, and the Philippines. As of May 31, 2019, U-Swirl operated four Company-owned cafés and 96 franchised cafés located in 24 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Results of Operations

Three Months Ended May 31, 2019 Compared to the Three Months Ended May 31, 2018

Results Summary

Basic earnings per share increased 20.0% from $0.10 per share for the three months ended May 31, 2018 to $0.12 for the three months ended May 31, 2019. Revenues increased 0.7% from $8.37 million for the three months ended May 31, 2018 to $8.43 million for the three months ended May 31, 2019. This increase in revenues was due primarily to an increase in royalty and marketing fees, franchise fees and factory sales, partially offset by a decrease in retail sales. Operating income increased 20.8% from $783,000 for the three months ended May 31, 2018 to $946,000 for the three months ended May 31, 2019. Net income increased 23.3% from $577,000 for the three months ended May 31, 2018 to $712,000 for the three months ended May 31, 2019. The increase in operating income and net income was due primarily to lower operating expenses and an increase in revenue in the three months ended May 31, 2019 compared to the three months ended May 31, 2018.

Revenues

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2019	2018	Change	Change
Factory sales	$5,606.0	$5,559.2	$46.8	0.8%
Retail sales	854.6	1,022.8	(168.2)	(16.4)%
Franchise fees	106.3	93.2	13.1	14.1%
Royalty and marketing fees	1,859.1	1,690.9	168.2	9.9%
Total	$8,426.0	$8,366.1	$59.9	0.7%

Factory Sales

The increase in factory sales for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was primarily due to a 2.0% increase in sales of product to our network of franchised and licensed retail stores partially offset by a 2.1% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer during the three months ended May 31, 2019 were approximately $1.4 million, or 16.3% of the Company’s revenues during the three months ended May 31, 2019, compared to $1.3 million, or 15.2% of the Company’s revenues during the three months ended May 31, 2018 for this same customer. If future purchases from this customer decrease our sales could decline, and there is no assurance that sales to such customer will continue at historical levels.

Retail Sales

Retail sales at Company-owned stores decreased for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 as a result of the closure of certain underperforming Company-owned location during the prior fiscal year. Same store sales at Company-owned Rocky Mountain Chocolate Factory stores and U-Swirl cafés increased 2.4% in the three months ended May 31, 2019 compared to the three months ended May 31, 2018.

Royalty, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was primarily due to an increase in royalty revenue associated with the Company’s purchase-based royalty structure and an increase in same store sales at franchise stores and cafes, partially offset by a 5.0% decrease in domestic franchise units in operation. The average number of total franchise stores in operation decreased from 296 in the three months ended May 31, 2018 to 282 during the three months ended May 31, 2019. This decrease is the result of the number of domestic store closures exceeding the number of domestic store openings. Same store sales at total franchise stores and cafés in operation increased 0.7% during the three months ended May 31, 2019 compared to the three months ended May 31, 2018.

The increase in franchise fees for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was the result of an increase in revenue resulting from store closures and the termination of any future contract liability associated with the closure.

Costs and Expenses

Cost of Sales

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Cost of sales - factory	$4,326.5	$4,270.8	$55.7	1.3%
Cost of sales - retail	288.2	394.4	(106.2)	(26.9)%
Franchise costs	483.0	493.3	(10.3)	(2.1)%
Sales and marketing	556.7	588.3	(31.6)	(5.4)%
General and administrative	1,144.7	972.6	172.1	17.7%
Retail operating	448.9	562.5	(113.6)	(20.2)%
Total	$7,248.0	$7,281.9	$(33.9)	(0.5)%

Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$1,279.5	$1,288.4	$(8.9)	(0.7)%
Retail gross margin	566.4	628.4	(62.0)	(9.9)%
Total	$1,845.9	$1,916.8	$(70.9)	(3.7)%

	Three Months Ended
	May 31,		%	%
	2019	2018	Change	Change
(Percent)
Factory gross margin	22.8%	23.2%	(0.4)%	(1.7)%
Retail gross margin	66.3%	61.4%	4.9%	8.0%
Total	28.6%	29.1%	(0.5)%	(1.7)%

Adjusted Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$1,279.5	$1,288.4	$(8.9)	(0.7)%
Plus: depreciation and amortization	145.7	136.5	9.2	6.7%
Factory adjusted gross margin	1,425.2	1,424.9	0.3	0.0%
Retail gross margin	566.4	628.4	(62.0)	(9.9)%
Total Adjusted Gross Margin	$1,991.6	$2,053.3	$(61.7)	(3.0)%

Factory adjusted gross margin	25.4%	25.6%	(0.2)%	(0.8)%
Retail gross margin	66.3%	61.4%	4.9%	8.0%
Total Adjusted Gross Margin	30.8%	31.2%	(0.4)%	(1.3)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased 40 basis points in the three months ended May 31, 2019 compared to the three months ended May 31, 2018, due primarily to a decrease in manufacturing efficiencies, primarily the result of lower production volume in the three months ended May 31, 2019 compared to the three months ended May 31, 2018. Retail gross margins increased 490 basis points in the three months ended May 31, 2019 compared to the same period in the prior year. The increase in retail gross margins was primarily the result of a reduction in inventory discounts prior to closing certain Company-owned locations realized during the prior year period.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was due primarily to lower professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 24.6% in the three months ended May 31, 2019 from 27.6% in the three months ended May 31, 2018. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was primarily due to planned cost reductions as a result of fewer domestic franchise units in operation.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was due primarily to higher professional fees associated with the Company’s previously announced process to explore and review strategic alternatives to maximize shareholder value and position the Company for long-term success. During the three months ended May 31, 2019, the Company incurred approximately $255,000 of costs associated with the review of strategic alternatives, compared with no comparable costs incurred in the three months ended May 31, 2018. As a percentage of total revenues, general and administrative expenses increased to 13.6% in the three months ended May 31, 2019 compared to 11.6% in the three months ended May 31, 2018.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 was due primarily to a decrease in the number of units in operation, resulting from the sale of certain Company-owned units and the closure of certain underperforming Company-owned units since May 31, 2017. Retail operating expenses, as a percentage of retail sales, decreased from 55.0% in the three months ended May 31, 2018 to 52.5% in the three months ended May 31, 2019.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $232,000 in the three months ended May 31, 2019, a decrease of 22.9% from $301,000 incurred in the three months ended May 31, 2018. This decrease was the result of a change in management’s estimates related to the future value of U-Swirl intangibles and the associated acceleration of amortization expense. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 6.7% from $136,500 in the three months ended May 31, 2018 to $145,700 in the three months ended May 31, 2019. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $2,200 in the three months ended May 31, 2019 compared to net interest expense of $18,000 realized in the three months ended May 31, 2018. This change was primarily the result of less interest expense incurred on lower average outstanding promissory note balances.

Income Tax Expense

Our effective income tax rate for the three months ended May 31, 2019 and 2018 was 24.6%.

Liquidity and Capital Resources

As of May 31, 2019, working capital was $8.9 million, compared to $9.5 million as of February 28, 2019, a decrease of $0.6 million. The decrease in working capital was primarily due to the adoption of ASU 2016-02, Leases (Topic 842) and the inclusion of $851,000 of current lease liability in the current period with no current lease liability as of February 28, 2019.

Cash and cash equivalent balances increased $512,000 from $5.4 million as of February 28, 2019 to $5.9 million as of May 31, 2019, primarily as a result of cash flow generated by operating activities, partially offset by the payment of dividends and the purchases of property and equipment. Our current ratio was 2.6 to 1 at May 31, 2019 compared to 3.0 to 1 at February 28, 2019. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2019, operating activities provided cash of $1,828,109, primarily the result of operating results, depreciation and amortization of $377,654, a decrease in inventories of $344,058 and expense related to stock-based compensation of $231,254. During the three months ended May 31, 2018, operating activities provided cash of $1,374,251, primarily the result of a decrease in accounts receivable of $672,005 and an increase in accounts payable and accrued liabilities of $587,483

For the three months ended May 31, 2019, investing activities used cash of $254,836, primarily due to the purchases of property and equipment of $283,548. In comparison, investing activities used cash of $101,740 during the three months ended May 31, 2018, primarily due to the purchase of property and equipment of $130,572.

Financing activities used cash of $1,061,726 for the three months ended May 31, 2019 and used cash of $1,042,608 during the three months ended May 31, 2018. This was primarily due to dividend payments and payments on debt during the three months ended May 31, 2019 and the three months ended May 31, 2018.

We have a $5 million credit line, of which $5 million was available (subject to certain borrowing base limitations) as of May 31, 2019, secured by substantially all of our assets, except retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2019, we were in compliance with all such covenants. The credit line is subject to renewal in September 2019.

Our outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL, of which $830,000 was outstanding as of May 31, 2019. The promissory note initially allowed us to borrow up to a maximum of $7.0 million to finance business acquisitions by SWRL and bears interest at a fixed annual rate of 3.75%. This promissory note matures in January 2020. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of May 31, 2019, we were in compliance with all such covenants.

On July 15, 2014, we publicly announced a plan to repurchase up to $3.0 million of our common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, we announced a plan to purchase up to an additional $2,058,000 of our common stock under the repurchase plan, and on May 21, 2015, we announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of our common stock under the repurchase plan. We did not repurchase any shares during the three months ended May 31, 2019 or 2018. As of May 31, 2019, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, we have an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

Purchase obligations: As of May 31, 2019, we had purchase obligations of approximately $378,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2019, based on future contractual obligations for chocolate products, we estimate that a 10% increase or decrease in the prices of contracted ingredients would result in a $38,000 favorable or unfavorable price benefit or cost resulting from our commodity purchase contracts.

We have a $5 million bank line of credit that bears interest at a variable rate. As of May 31, 2019, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

We also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually that was used to finance the previous acquisitions by SWRL. As of May 31, 2019, $830,000 was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that material information relating to us is made known to the officers who certify as to our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item1.	Legal Proceedings

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

None.

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

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015).

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	*XBRL Instance Document.

101.SCH	*XBRL Taxonomy Extension Schema Document.

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 15, 2019	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director