Form 10-Q
period 2019-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2019-10-11
CIK 1616262

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

On October 1, 2019, the registrant had outstanding 5,994,997 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
PART II.	OTHER INFORMATION	27

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2019	2018	2019	2018
Revenues
Sales	$5,384,040	$5,736,319	$11,844,651	$12,318,368
Franchise and royalty fees	2,001,230	2,063,769	3,966,618	3,847,805
Total Revenue	7,385,270	7,800,088	15,811,269	16,166,173

Costs and Expenses
Cost of sales	3,738,435	3,883,884	8,353,179	8,549,126
Franchise costs	441,638	582,798	924,651	1,076,048
Sales and marketing	434,782	565,212	991,433	1,153,462
General and administrative	830,451	813,388	1,975,182	1,727,835
Retail operating	469,304	498,856	918,206	1,061,328
Depreciation and amortization, exclusive of depreciation and amortization expense of $147,415, $138,212, $293,114 and $274,717, respectively, included in cost of sales	225,417	296,737	457,372	597,737
Costs associated with Company-owned store closures	-	118,793	-	176,981
Total costs and expenses	6,140,027	6,759,668	13,620,023	14,342,517

Income from Operations	1,245,243	1,040,420	2,191,246	1,823,656

Other Income (Expense)
Interest Expense	(3,487)	(19,418)	(15,885)	(42,057)
Interest Income	6,007	4,627	16,186	9,204
Other income (expense), net	2,520	(14,791)	301	(32,853)

Income Before Income Taxes	1,247,763	1,025,629	2,191,547	1,790,803

Income Tax Provision	329,675	274,814	561,850	463,044

Consolidated Net Income	$918,088	$750,815	$1,629,697	$1,327,759

Basic Earnings per Common Share	$0.15	$0.13	$0.27	$0.22
Diluted Earnings per Common Share	$0.15	$0.13	$0.26	$0.22

Weighted Average Common Shares Outstanding - Basic	5,977,746	5,923,351	5,970,012	5,914,383
Dilutive Effect of Employee Stock Awards	279,584	59,479	275,935	68,536
Weighted Average Common Shares Outstanding - Diluted	6,257,330	5,982,830	6,245,947	5,982,919

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2019	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,753,209	$5,384,027
Accounts receivable, less allowance for doubtful accounts of $585,306 and $489,502, respectively	4,017,572	3,993,262
Notes receivable, current portion	134,926	110,162
Refundable income taxes	44,726	190,201
Inventories, less reserve for slow moving inventory of $178,658 and $371,147, respectively	4,195,198	4,270,357
Other	465,876	318,126
Total current assets	14,611,507	14,266,135

Property and Equipment, Net	5,857,664	5,786,139

Other Assets
Notes receivable, less current portion	317,507	281,669
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	3,363,304	3,678,920
Intangible assets, net	460,865	498,337
Deferred income taxes	505,462	607,421
Lease right of use asset	3,066,826	-
Other	56,264	56,576
Total other assets	8,817,172	6,169,867

Total Assets	$29,286,343	$26,222,141

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$480,445	$1,176,488
Accounts payable	1,295,732	897,074
Accrued salaries and wages	597,856	655,853
Gift card liabilities	648,142	742,289
Other accrued expenses	291,353	293,094
Dividend payable	719,359	714,939
Contract liabilities	239,278	256,094
Lease liability	808,989	-
Total current liabilities	5,081,154	4,735,831

Lease Liability, Less Current Portion	2,257,837	-
Contract Liabilities, Less Current Portion	976,651	1,096,478

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,991,162 shares and 5,957,827 shares issued and outstanding, respectively	5,991	5,958
Additional paid-in capital	7,037,501	6,650,864
Retained earnings	13,927,209	13,733,010

Total stockholders' equity	20,970,701	20,389,832

Total Liabilities and Stockholders' Equity	$29,286,343	$26,222,141

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2019	2018
Cash Flows From Operating Activities
Net Income	$1,629,697	$1,327,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750,486	872,454
Provision for obsolete inventory	47,945	57,614
Provision for loss on accounts and notes receivable	108,283	40,800
Asset impairment and store closure losses	-	67,822
Loss on sale or disposal of property and equipment	5,796	26,020
Expense recorded for stock compensation	386,670	280,728
Deferred income taxes	101,959	38,814
Changes in operating assets and liabilities:
Accounts receivable	(267,491)	421,162
Refundable income taxes	145,475	257,685
Inventories	212,138	(1,579,686)
Other current assets	(147,750)	(154,537)
Accounts payable	213,734	58,005
Accrued liabilities	(153,885)	(254,540)
Contract liabilities	(130,378)	(71,671)
Net cash provided by operating activities	2,902,679	1,388,429

Cash Flows from Investing Activities
Proceeds received on notes receivable	74,296	55,612
Purchases of property and equipment	(480,984)	(242,432)
(Increase) decrease in other assets	312	(13,717)
Net cash used in investing activities	(406,376)	(200,537)

Cash Flows from Financing Activities
Payments on long-term debt	(696,043)	(670,336)
Dividends paid	(1,431,078)	(1,417,305)
Net cash used in financing activities	(2,127,121)	(2,087,641)

Net Increase (Decrease) in Cash and Cash Equivalents	369,182	(899,749)

Cash and Cash Equivalents, Beginning of Period	5,384,027	6,072,984

Cash and Cash Equivalents, End of Period	$5,753,209	$5,173,235

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of May 31, 2018	5,905,436	$5,905	$6,286,952	$14,213,773	$20,506,630
Net income				750,815	750,815
Issuance of common stock, vesting of restricted stock units and other	43,224	43	(43)		-
Share-based compensation			124,921		124,921
Common stock dividends				(713,839)	(713,839)
Balance as of August 31, 2018	5,948,660	$5,948	$6,411,830	$14,250,749	$20,668,527

Balance as of February 28, 2018	5,903,436	$5,903	$6,131,147	$13,419,553	$19,556,603
Net income				1,327,759	1,327,759
Issuance of common stock, vesting of restricted stock units and other	45,224	45	(45)		-
Share-based compensation			280,728		280,728
Common stock dividends				(1,422,492)	(1,422,492)
Adoption of ASC 606				925,929	925,929
Balance as of August 31, 2018	5,948,660	$5,948	$6,411,830	$14,250,749	$20,668,527

Balance as of May 31, 2019	5,962,327	$5,962	$6,882,114	$13,728,480	$20,616,556
Net income				918,088	918,088
Issuance of common stock, vesting of restricted stock units and other	28,835	29	(29)		-
Share-based compensation			155,416		155,416
Common stock dividends				(719,359)	(719,359)
Balance as of August 31, 2019	5,991,162	$5,991	$7,037,501	$13,927,209	$20,970,701

Balance as of February 28, 2019	5,957,827	5,958	$6,650,864	$13,733,010	$20,389,832
Net income				1,629,697	1,629,697
Issuance of common stock, vesting of restricted stock units and other	33,335	33	(33)		-
Share-based compensation			386,670		386,670
Common stock dividends				(1,435,498)	(1,435,498)
Balance as of August 31, 2019	5,991,162	$5,991	$7,037,501	$13,927,209	$20,970,701

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

The Company’s revenues are currently derived from three principal sources, which are similar for its wholly owned subsidiaries RMCF and U-Swirl: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; (ii) sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products (including products manufactured by the Company); (iii) the collection of initial franchise fees and royalties from franchisees’ sales of both confectionary products and frozen yogurt.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2019:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	1	179	180
International license stores	1	63	64
Cold Stone Creamery - co-branded	7	95	102
U-Swirl (Including all associated brands)
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	82	82
Franchise stores - Domestic - co-branded	1	8	9
International license stores	-	2	2
Total	10	435	445

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended August 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year, or any other future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

On September 30, 2019 the Company executed a Revolving Line of Credit Note with Wells Fargo Bank. This document was executed to renew the existing $5 million line of credit and extend the maturity date from September 30, 2019 to September 30, 2021.

Recent Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted these amendments in its Quarterly Report on Form 10-Q for the quarter ended May 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. The Company adopted ASU 2016-02 as of March 1, 2019, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch-up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a Right of Use Asset and Lease Liability on the Consolidated Balance Sheet of $3.3 million upon adoption. The impact of the new standard did not affect the Company’s cash flows or results of operations. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the lease term, which includes options that are likely to be exercised, discounted using an incremental borrowing rate or implicit rate. See Note 11 - Leasing Arrangements for additional information.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	August 31, 2019	February 28, 2019
Ingredients and supplies	$2,347,557	$2,612,954
Finished candy	1,971,270	1,983,854
U-Swirl food and packaging	55,029	44,696
Reserve for slow moving inventory	(178,658)	(371,147)
Total inventories	$4,195,198	$4,270,357

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2019	February 28, 2019
Land	$513,618	$513,618
Building	5,031,395	5,031,395
Machinery and equipment	10,205,508	10,233,119
Furniture and fixtures	850,934	864,944
Leasehold improvements	1,151,346	1,131,659
Transportation equipment	435,306	422,458
	18,188,107	18,197,193

Less accumulated depreciation	(12,330,443)	(12,411,054)
Property and equipment, net	$5,857,664	$5,786,139

NOTE 5 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 15, 2019 to stockholders of record on March 5, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 14, 2019 to stockholders of record on June 4, 2019. The Company declared a quarterly cash dividend of $0.12 per share of common stock on August 16, 2019, which was paid on September 13, 2019 to stockholders of record on September 4, 2019.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2019. As of August 31, 2019, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan (as amended and restated on August 8, 2013) authorizes the granting of stock awards to employees, non-employee directors, consultants and other participants, including stock options, restricted stock and restricted stock units.

The Company recognized $155,416 and $386,670 of stock-based compensation expense during the three- and six-month periods ended August 31, 2019, respectively, compared to $124,921 and $280,728 during the three- and six-month periods ended August 31, 2018, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity during the six months ended August 31, 2019 and 2018:

	Six Months Ended
	August 31,
	2019	2018
Outstanding non-vested restricted stock units as of February 28:	25,002	77,594
Granted	270,000	-
Vested	(28,502)	(43,224)
Cancelled/forfeited	-	(200)
Outstanding non-vested restricted stock units as of August 31:	266,500	34,170

Weighted average grant date fair value	$9.40	$12.05
Weighted average remaining vesting period (in years)	5.14	0.88

The Company issued an aggregate of 4,833 fully vested, unrestricted shares of common stock to non-employee directors during the six months ended August 31, 2019 compared to an aggregate of 2,000 shares issued during the six months ended August 31, 2018. In connection with these non-employee director stock issuances, the Company recognized $45,652 and $24,480 of stock-based compensation expense during the six months ended August 31, 2019 and 2018, respectively.

During the three- and six-month periods ended August 31, 2019, the Company recognized $152,289 and $341,018, respectively, of stock-based compensation expense related to restricted stock unit grants. The restricted stock unit grants generally vest in equal annual or quarterly installments over a period of five to six years. During the six-month periods ended August 31, 2019 and 2018, 28,502 and 43,224 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2019 was $2,309,265, which is expected to be recognized over the weighted-average period of 5.14 years.

The Company has no outstanding stock options as of August 31, 2019.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2019	2018
Cash paid for:
Interest, net	$808	$33,006
Income taxes	314,417	166,545
Non-cash Operating Activities
Accrued Inventory	237,842	96,454
Non-cash Financing Activities
Dividend payable	$719,359	$713,839

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

Three Months Ended August 31, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,515,805	$4,714,682	$265,662	$1,122,751	$-	$7,618,900
Intersegment revenues	(1,321)	(232,309)	-	-	-	(233,630)
Revenue from external customers	1,514,484	4,482,373	265,662	1,122,751	-	7,385,270
Segment profit (loss)	828,978	955,360	7,979	296,880	(841,434)	1,247,763
Total assets	1,445,041	11,838,237	1,005,356	5,620,012	9,377,697	29,286,343
Capital expenditures	(2,040)	162,127	23,106	1,673	12,570	197,436
Total depreciation & amortization	$10,353	$151,848	$2,533	$185,208	$22,891	$372,833

Three Months Ended August 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,470,486	$5,032,787	$298,359	$1,250,905	$-	$8,052,537
Intersegment revenues	(1,732)	(250,717)	-	-	-	(252,449)
Revenue from external customers	1,468,754	4,782,070	298,359	1,250,905	-	7,800,088
Segment profit (loss)	693,383	1,070,613	(120,262)	229,818	(847,923)	1,025,629
Total assets	1,199,536	13,332,652	1,011,649	5,920,971	6,065,406	27,530,214
Capital expenditures	6	61,152	1,734	9,966	39,502	112,360
Total depreciation & amortization	$11,631	$142,697	$11,179	$241,033	$28,409	$434,949

Six Months Ended August 31, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,944,846	$10,581,154	$498,081	$2,282,556	$-	$16,306,637
Intersegment revenues	(2,607)	(492,761)	-	-	-	(495,368)
Revenue from external customers	2,942,239	10,088,393	498,081	2,282,556	-	15,811,269
Segment profit (loss)	1,446,888	2,124,047	(7,033)	576,043	(1,948,398)	2,191,547
Total assets	1,445,041	11,838,237	1,005,356	5,620,012	9,377,697	29,286,343
Capital expenditures	8,500	385,679	32,624	1,673	52,508	480,984
Total depreciation & amortization	$21,183	$301,980	$5,143	$375,977	$46,203	$750,486

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 31, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,783,691	$10,903,302	$659,794	$2,384,159	$-	$16,730,946
Intersegment revenues	(2,767)	(562,006)	-	-	-	(564,773)
Revenue from external customers	2,780,924	10,341,296	659,794	2,384,159	-	16,166,173
Segment profit (loss)	1,182,654	2,239,948	(198,756)	364,973	(1,798,016)	1,790,803
Total assets	1,199,536	13,332,652	1,011,649	5,920,971	6,065,406	27,530,214
Capital expenditures	3,535	172,917	3,805	13,304	48,871	242,432
Total depreciation & amortization	$23,556	$283,724	$23,854	$485,084	$56,236	$872,454

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.5 million, or 9.3 percent, of the Company’s revenues from external customers during the six months ended August 31, 2019, compared to $1.4 million, or 8.8 percent, of the Company’s revenues from external customers during the six months ended August 31, 2018.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2019		February 28, 2019
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$214,903	$220,778	$214,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	260,349	715,339	223,628
Franchise rights		20		5,979,637	2,616,333	5,979,637	2,300,717
Total				$7,467,557	$3,643,388	$7,467,557	$3,290,300
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$832,308		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				1,046,944		1,046,944

Total Intangible Assets				$8,514,501	$3,643,388	$8,514,501	$3,290,300

Amortization expense related to intangible assets totaled $353,088 and $422,573 during the six months ended August 31, 2019 and 2018, respectively.

At August 31, 2019, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2020	353,088
2021	594,229
2022	490,060
2023	411,607
2024	345,642
Thereafter	1,629,543
Total	$3,824,169

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures were the result of closing certain underperforming Company-owned locations during the three and six months ended August 31, 2018. Costs associated with Company-owned store closures of $118,793 and $176,981 were incurred during the three and the six months ended August 31, 2018, respectively.

There were no comparable costs incurred during the three and six months ended August 31, 2019.

NOTE 10 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions. The promissory note matures on January 15, 2020.

As of August 31, 2019 and February 28, 2019, notes payable consisted of the following:

	August 31, 2019	February 28, 2019
Promissory note	$480,445	$1,176,488
Less: current maturities	(480,445)	(1,176,488)
Long-term obligations	$-	$-

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. Lease expense recognized for the six months ended August 31, 2019 and 2018 in the Consolidated Statements of Income was $478,707 and $522,181, respectively.

The amount of the ‘Right of Use Asset’ and ‘Lease Liability’ recorded in the Consolidated Balance Sheets upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the ‘Right of Use Asset’ and ‘Lease Liability’ include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the ‘Right of Use Asset’ and ‘Lease Liability’ except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the ‘Right of Use Asset’ and ‘Lease Liability,’ the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of August 31, 2019. The total estimated future minimum lease payments is $3.4 million.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2019, maturities of lease liabilities for the Company’s operating leases were as follows:

FY 20	$416,147
FY 21	819,004
FY 22	694,755
FY 23	437,446
FY 24	315,963
Thereafter	717,039
Total	$3,400,354

Less: imputed interest	(333,528)
Present value of lease liabilities:	$3,066,826

Weighted average lease term (years)	7.0

During the three months ended August 31, 2019 the Company entered into a lease amendment to extend the term of a lease for a Company-owned location. This lease amendment resulted in the Company recognizing a present value of future lease liability of $476,611 based upon a total lease liability of $532,811.

NOTE 12 –REVENUE FROM CONTRACTS WITH CUSTOMERS

Effective March 1, 2018, the Company adopted ASC 606. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to the Company’s franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement.

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018 was to recognize initial franchise fees upon new store openings and renewals that impact the term of the franchise agreement upon renewal. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

At August 31, 2019, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FY 20	$117,608
FY 21	188,664
FY 22	175,465
FY 23	162,496
FY 24	131,911
Thereafter	439,785
Total	$1,215,929

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. The Company has historically accumulated gift card liabilities and has not recognized breakage associated with the gift card liability. The adoption of ASC 606 requires the use of the “proportionate” method for recognizing breakage, which the Company has not historically utilized. Upon adoption of ASC 606 the Company began recognizing breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended August 31, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$65,327	$-	$-	$16,602	$81,929

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	4,482,373	-	-	4,482,373
Retail sales	-	-	265,662	636,005	901,667
Royalty and marketing fees	1,449,157	-	-	470,144	1,919,301
Total	$1,514,484	$4,482,373	$265,662	$1,122,751	$7,385,270

Three Months Ended August 31, 2018

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$36,005	$-	$-	$71,533	$107,538

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	4,782,070	-	-	4,782,070
Retail sales	-	-	298,359	655,890	954,249
Royalty and marketing fees	1,432,749	-	-	523,482	1,956,231
Total	$1,468,754	$4,782,070	$298,359	$1,250,905	$7,800,088

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 31, 2019

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$145,346	$-	$-	$42,863	$188,209

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	10,088,393	-	-	10,088,393
Retail sales	-	-	498,081	1,258,177	1,756,258
Royalty and marketing fees	2,796,893	-	-	981,516	3,778,409
Total	$2,942,239	$10,088,393	$498,081	$2,282,556	$15,811,269

Six Months Ended August 31, 2018

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$110,521	$-	$-	$90,152	$200,673

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	10,341,296	-	-	10,341,296
Retail sales	-	-	659,794	1,317,278	1,977,072
Royalty and marketing fees	2,670,403	-	-	976,729	3,647,132
Total	$2,780,924	$10,341,296	$659,794	$2,384,159	$16,166,173

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – LOSS CONTINGENCY

In June 2019, the Company’s largest customer, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through an auction to multiple buyers.

The Company has historically conducted business with FTD under a Gourmet Foods Supplier Agreement (the “Supplier Agreement”), that among other provisions, provided assurance that custom inventory purchased by the Company and developed specifically for FTD would be purchased by FTD upon termination of the Supplier Agreement. On September 23, 2019, the Company received notice that the bankruptcy court had approved FTD to reject and not enforce the Supplier Agreement as part of the proceedings.

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at August 31, 2019 will be realized at their full value, or if any revenue will be received from FTD in the future. A potential loss associated with these balances is not probable and/or is not able to be estimated as of the date of these consolidated financial statements.

As of August 31, 2019, balances associated with FTD consist of the following:

August 31, 2019
Ingredients and supplies	$382,656
Finished candy	76,688
Accounts receivable	73,232

Total potential loss, contingent upon the bankruptcy proceedings	$532,576

FTD represented approximately $1.5 million, or 9.3%, of the Company’s revenues during the six months ended August 31, 2019, compared to $1.4 million, or 8.8%, of the Company’s revenues during the six months ended August 31, 2018. FTD represented approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019 compared to revenue of approximately $5.1 million or 13% of our total revenues during the year ended February 28, 2018.  Our future results may be adversely impacted by decreases in the purchases of this customer or the loss of this customer entirely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the outcome of our ongoing evaluation of strategic alternatives, including, but not limited to, the time table for identifying potential transactions or transaction candidates and whether any transaction will be completed, relationships and changes in our customers, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2019, there were two Company-owned, 95 licensee-owned and 242 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of August 31, 2019, U-Swirl operated four Company-owned cafés and 92 franchised cafés located in 24 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Bankruptcy of FTD Companies

In June 2019, the Company’s largest customer, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through the auction to multiple buyers. The Company is uncertain if accounts receivable and inventory balances associated with FTD at August 31, 2019 will be realized at their full value, or if any revenue will be received from FTD in the future.

Results of Operations

Three Months Ended August 31, 2019 Compared to the Three Months Ended August 31, 2018

Results Summary

Basic earnings per share increased 15.4% from $0.13 in the three months ended August 31, 2018 to $0.15 in the three months ended August 31, 2019. Revenues decreased (5.3)% from $7.8 million in the three months ended August 31, 2018 to $7.4 million in the three months ended August 31, 2019. Operating income increased 19.7% from $1.0 million in the three months ended August 31, 2018 to $1.2 million in the three months ended August 31, 2019. Net income increased 22.3% from $751,000 in the three months ended August 31, 2018 to $918,000 in the three months ended August 31, 2019. The increase in operating income was due primarily to lower operating expenses in the three months ended August 31, 2019 compared to the three months ended August 31, 2018.

Revenues

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change
Factory sales	$4,482.4	$4,782.1	$(299.7)	(6.3)%
Retail sales	901.7	954.3	(52.6)	(5.5)%
Franchise fees	81.9	107.5	(25.6)	(23.8)%
Royalty and marketing fees	1,919.3	1,956.2	(36.9)	(1.9)%
Total	$7,385.3	$7,800.1	$(414.8)	(5.3)%

Factory Sales

The decrease in factory sales for the three months ended August 31, 2019 versus the three months ended August 31, 2018 was primarily due to a 32.4% decrease in shipments of product to customers outside our network of franchise and licensed retail locations and a 2.7% decrease in purchases by our network of franchised and licensed stores. The decrease in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of product rationalization and a decline in revenue associated with products no longer offered for sale. Purchases by the Company’s largest customer, FTD, decreased during the three months ended August 31, 2019, with revenue from such customer decreasing to approximately $103,000, or 1.4%, of the Company’s revenues during the three months ended August 31, 2019, compared to $144,000, or 1.8% of the Company’s revenues during the three months ended August 31, 2018. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 5.0% in the three months ended August 31, 2019, compared with the three months ended August 31, 2018.

Retail Sales

The decrease in retail sales for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 was primarily due to fewer Company-owned units in operation because of the closure of certain underperforming Company-owned locations during the prior fiscal year. Same store sales at all Company-owned stores and cafés decreased 1.7% in the three months ended August 31, 2019 compared to the three months ended August 31, 2018.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2018 to the three months ended August 31, 2019 was primarily due to a 6.5% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 291 in the three months ended August 31, 2018 to 272 during the three months ended August 31, 2019. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation increased 0.1% during the three months ended August 31, 2019 compared to the three months ended August 31, 2018.

The decrease in franchise fee revenue for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 was the result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

Costs and Expenses

Cost of Sales

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Cost of sales - factory	$3,435.3	$3,575.4	$(140.1)	(3.9)%
Cost of sales - retail	303.1	308.5	(5.4)	(1.8)%
Franchise costs	441.6	582.8	(141.2)	(24.2)%
Sales and marketing	434.8	565.2	(130.4)	(23.1)%
General and administrative	830.5	813.4	17.1	2.1%
Retail operating	469.3	498.9	(29.6)	(5.9)%
Total	$5,914.6	$6,344.2	$(429.6)	(6.8)%

Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$1,047.1	$1,206.7	$(159.6)	(13.2)%
Retail gross margin	598.6	645.8	(47.2)	(7.3)%
Total	$1,645.7	$1,852.5	$(206.8)	(11.2)%

	Three Months Ended
	August 31,		%	%
	2019	2018	Change	Change
(Percent)
Factory gross margin	23.4%	25.2%	(1.9)%	(7.4)%
Retail gross margin	66.4%	67.7%	(1.3)%	(1.9)%
Total	30.6%	32.3%	(1.7)%	(5.4)%

Adjusted Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$1,047.1	$1,206.7	$(159.6)	(13.2)%
Plus: depreciation and amortization	147.4	138.2	9.2	6.7%
Factory adjusted gross margin	1,194.5	1,344.9	(150.4)	(11.2)%
Retail gross margin	598.6	645.8	(47.2)	(7.3)%
Total Adjusted Gross Margin	$1,793.1	$1,990.7	$(197.6)	(9.9)%

Factory adjusted gross margin	26.6%	28.1%	(1.5)%	(5.2)%
Retail gross margin	66.4%	67.7%	(1.3)%	(1.9)%
Total Adjusted Gross Margin	33.3%	34.7%	(1.4)%	(4.0)%

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

Cost of Sales and Gross Margin

Factory margins decreased 190 basis points in the three months ended August 31, 2019 compared to the three months ended August 31, 2018 because of a charge associated with costs of excess capacity. Excess capacity was the result of a 14.8% decrease in production for the three months ended August 31, 2019 compared to the three months ended August 31, 2018. The decrease in Company-owned store margin is due primarily to a change in units in operation during the three months ended August 31, 2019 compared to the prior year.

Franchise Costs

The decrease in franchise costs in the three months ended August 31, 2019 versus the three months ended August 31, 2018 is due primarily to a decrease in legal and professional expense in the three months ended August 31, 2019 compared to the three months ended August 31, 2018. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 22.1% in the three months ended August 31, 2019 from 28.2% in the three months ended August 31, 2018.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 is primarily due to planned cost reductions as a result of fewer domestic franchise units in operation and lower revenue associated with sales to customers outside of our network of franchised and licensed RMCF locations.

General and Administrative

The increase in general and administrative costs for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 is primarily due to higher professional fees associated with the Company’s previously announced process to explore and review strategic alternatives to maximize shareholder value and position the Company for long-term success. During the three months ended August 31, 2019, the Company incurred approximately $92,000 of costs associated with the review of strategic alternatives, compared with no comparable costs incurred in the three months ended August 31, 2018. As a percentage of total revenues, general and administrative expenses increased to 11.2% in the three months ended August 31, 2019 compared to 10.4% in the three months ended August 31, 2018.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended August 31, 2019 compared to the three months ended August 31, 2018 was due primarily to changes in units in operation as a result of the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 52.3% in the three months ended August 31, 2018 to 52.0% in the three months ended August 31, 2019. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $225,000 in the three months ended August 31, 2019, a decrease of 24.0% from $297,000 in the three months ended August 31, 2018. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 6.7% from $138,000 in the three months ended August 31, 2018 to $147,000 in the three months ended August 31, 2019. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Costs Associated with Company-Owned Store Closures

There was $119,000 in costs associated with Company-owned store closures incurred during the three months ended August 31, 2018 and no costs associated with company-owned store closures incurred during the three months ended August 31, 2019. The costs incurred during the three months ended August 31, 2018 were the result of charges related to closing certain underperforming Company-owned locations.

Other Income (Expense)

Net interest income was $3,000 in the three months ended August 31, 2019 compared to net interest expense of $15,000 incurred in the three months ended August 31, 2018. This decrease in interest expense is due to lower average outstanding promissory note balances for the three months ended August 31, 2019 compared to the three months ended August 31, 2018.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2019 was 26.4%, compared to 26.8% for the three months ended August 31, 2018.

Six Months Ended August 31, 2019 Compared to the Six Months Ended August 31, 2018

Results Summary

Basic earnings per share increased 22.7% to $0.27 for the six months ended August 31, 2019 compared to $0.22 for the six months ended August 31, 2018. Revenues decreased (2.2)% to $15.8 million for the six months ended August 31, 2019 compared to $16.2 million in the six months ended August 31, 2018. Operating income increased 20.2% from $1.8 million in the six months ended August 31, 2018 to $2.2 million in the six months ended August 31, 2019. Net income increased 22.7% from $1.3 million in the six months ended August 31, 2018 to $1.6 million in the six months ended August 31, 2019. The increase in operating income and net income was due primarily to lower operating expenses in the six months ended August 31, 2019 compared to the six months ended August 31, 2018.

Revenues

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change
Factory sales	$10,088.4	$10,341.3	$(252.9)	(2.4)%
Retail sales	1,756.3	1,977.1	(220.8)	(11.2)%
Franchise fees	188.2	200.7	(12.5)	(6.2)%
Royalty and marketing fees	3,778.4	3,647.1	131.3	3.6%
Total	$15,811.3	$16,166.2	$(354.9)	(2.2)%

Factory Sales

The decrease in factory sales for the six months ended August 31, 2019 versus the six months ended August 31, 2018 was primarily due to a 10.2% decrease in shipments of product to customers outside our network of franchise and licensed retail locations. The decrease in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of product rationalization and a decline in revenue associated with products no longer offered for sale. Purchases by the Company’s largest customer, FTD, were approximately $1.5 million, or 9.3%, of the Company’s revenues during the six months ended August 31, 2019, compared to $1.4 million, or 8.8% of the Company’s revenues during the six months ended August 31, 2018. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 5.3% in the six months ended August 31, 2019, compared with the six months ended August 31, 2018.

Retail Sales

The decrease in retail sales for the six months ended August 31, 2019 compared to the six months ended August 31, 2018 was primarily due to fewer Company-owned units in operation because of the closure of certain underperforming Company-owned locations during the prior fiscal year. Same store sales at all Company-owned stores and cafés increased 0.2% in the six months ended August 31, 2019 compared to the six months ended August 31, 2018.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the six months ended August 31, 2018 to the six months ended August 31, 2019 was primarily due to an increase in royalty revenue associated with the Company’s purchase-based royalty structure, partially offset by a 6.5% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 293 in the six months ended August 31, 2018 to 274 during the six months ended August 31, 2019. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation increased 0.5% during the six months ended August 31, 2019 compared to the six months ended August 31, 2018.

The decrease in franchise fee revenue for the six months ended August 31, 2019 compared to the six months ended August 31, 2018 was the result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

Costs and Expenses

Cost of Sales

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Cost of sales - factory	$7,761.8	$7,846.1	$(84.3)	(1.1)%
Cost of sales - retail	591.3	703.0	(111.7)	(15.9)%
Franchise costs	924.7	1,076.0	(151.3)	(14.1)%
Sales and marketing	991.4	1,153.5	(162.1)	(14.1)%
General and administrative	1,975.2	1,727.8	247.4	14.3%
Retail operating	918.2	1,061.3	(143.1)	(13.5)%
Total	$13,162.6	$13,567.7	$(405.1)	(3.0)%

Gross Margin

	Six Months Ended
	August 31,		$	%
	2019	2018	Change	Change

Factory gross margin	$2,326.6	$2,495.2	$(168.6)	(6.8)%
Retail gross margin	1,165.0	1,274.1	(109.1)	(8.6)%
Total	$3,491.6	$3,769.3	$(277.7)	(7.4)%

	Six Months Ended
	August 31,		%	%
	2019	2018	Change	Change

Factory gross margin	23.1%	24.1%	(1.1)%	(4.4)%
Retail gross margin	66.3%	64.4%	1.9%	2.9%
Total	29.5%	30.6%	(1.1)%	(3.7)%

Adjusted Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$2,326.6	$2,495.2	$(168.6)	(6.8)%
Plus: depreciation and amortization	293.1	274.7	18.4	6.7%
Factory adjusted gross margin	2,619.7	2,769.9	(150.2)	(5.4)%
Retail gross margin	1,165.0	1,274.1	(109.1)	(8.6)%
Total Adjusted Gross Margin	$3,784.7	$4,044.0	$(259.3)	(6.4)%

Factory adjusted gross margin	26.0%	26.8%	(0.8)%	(3.1)%
Retail gross margin	66.3%	64.4%	1.9%	2.9%
Total Adjusted Gross Margin	32.0%	32.8%	(0.9)%	(2.7)%

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

Cost of Sales and Gross Margin

Factory margins decreased 110 basis points in the six months ended August 31, 2019 compared to the six months ended August 31, 2018 because of a charge associated with costs of excess capacity partially offset by certain cost reductions. Excess capacity was the result of a 10.6% decrease in production for the six months ended August 31, 2019 compared to the six months ended August 31, 2018. The increase in retail gross margins was primarily the result of the closure of underperforming Company-owned locations during the prior fiscal year.

Franchise Costs

The decrease in franchise costs in the six months ended August 31, 2019 versus the six months ended August 31, 2018 is due primarily to a decrease in legal and professional expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 23.3%  in the six months ended August 31, 2019 from 28.0% in the six months ended August 31, 2018. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs.

Sales and Marketing

The decrease in sales and marketing costs for the six months ended August 31, 2019 compared to the six months ended August 31, 2018 is primarily due to planned cost reductions as a result of fewer domestic franchise units in operation.

General and Administrative

The increase in general and administrative costs for the six months ended August 31, 2019 compared to the six months ended August 31, 2018 is primarily due to higher professional fees associated with the Company’s previously announced process to explore and review strategic alternatives to maximize shareholder value and position the Company for long-term success. During the six months ended August 31, 2019, the Company incurred approximately $347,000 of costs associated with the review of strategic alternatives, compared with no comparable costs incurred in the six months ended August 31, 2018. As a percentage of total revenues, general and administrative expenses increased to 12.5% in the six months ended August 31, 2019 compared to 10.7% in the six months ended August 31, 2018.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2019 compared to the six months ended August 31, 2018 was due primarily to changes in units in operation, as a result of the closure of certain underperforming Company-owned units. Retail operating expenses, as a percentage of retail sales, decreased from 53.7% in the six months ended August 31, 2018 to 52.3% in the six months ended August 31, 2019. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $457,000 in the six months ended August 31, 2019, a decrease of 23.5% from $598,000 in the six months ended August 31, 2018. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 6.7% from $275,000 in the six months ended August 31, 2018 to $293,000 in the six months ended August 31, 2019. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Costs Associated with Company-Owned Store Closures

There was $177,000 in costs associated with Company-owned store closures incurred during the six months ended August 31, 2018 and no costs associated with Company-owned store closures incurred during the six months ended August 31, 2019. The costs incurred during the six months ended August 31, 2018 were the result of charges related to closing certain underperforming Company-owned locations.

Other Income (Expense)

Interest income was approximately equal to interest expense in the six months ended August 31, 2019, compared to net interest expense of $33,000 in the six months ended August 31, 2018. This decrease in interest expense is due to lower average outstanding promissory note balances for the six months ended August 31, 2019.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2019 was 25.6%, compared to 25.9% for the six months ended August 31, 2018.

Liquidity and Capital Resources

As of August 31, 2019 and February 28, 2019, working capital was $9.5 million.

Cash and cash equivalent balances increased approximately $400,000 to $5.8 million as of August 31, 2019 compared to $5.4 million as of February 28, 2019, primarily as a result of cash flow generated by operating activities exceeding cash flow used by financing activities, including repayment of debt and payment of dividends. Our current ratio was 2.9 to 1 at August 31, 2019 compared to 3.0 to 1 at February 28, 2019. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the six months ended August 31, 2019, we had net income of $1,629,697. Operating activities provided cash of $2,902,679, with the principal adjustment to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $750,486 and the expense recorded for stock compensation of $386,670. During the comparable 2018 period, we had net income of $1,327,759, and operating activities provided cash of $1,388,429. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $872,454 and the increase in inventory of $1,579,686.

During the six months ended August 31, 2019, investing activities used cash of $406,376, primarily due to the purchases of property, equipment of $480,984. In comparison, investing activities used cash of $200,537 during the six months ended August 31, 2018 primarily due to the purchase of property and equipment of $242,432.

Financing activities used cash of $2,127,121 for the six months ended August 31, 2019 and used cash of $2,087,641 during the prior year period. The Company’s financing activities consist primarily of payments on long-term debt and declared dividends.

We have a $5.0 million ($5.0 million available as of August 31, 2019) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of August 31, 2019, we were in compliance with all such covenants. The line of credit was renewed in September 2019 and is subject to renewal again in September 2021. As of August 31, 2019, no amount was outstanding under this line of credit.

Our outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of August 31, 2019 of $480,000). The promissory note allowed us to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of August 31, 2019, we were in compliance with all such covenants.

On July 15, 2014, we publicly announced a plan to repurchase up to $3.0 million of our common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, we announced a plan to purchase up to an additional $2,058,000 of our common stock under the repurchase plan, and on May 21, 2015, we announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of our common stock under the repurchase plan. We did not repurchase any shares during the three and six months ended August 31, 2019. As of August 31, 2019, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of August 31, 2019, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of August 31, 2019, we had purchase obligations of approximately $714,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of August 31, 2019, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $71,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5 million bank line of credit that bears interest at a variable rate. As of August 31, 2019, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

We also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually that was used to finance the previous acquisitions by SWRL. As of August 31, 2019, $480,445 was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015).

10.1*	Revolving Line of Credit Note, dated September 30, 2019, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	*XBRL Instance Document.

101.SCH	*XBRL Taxonomy Extension Schema Document.

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 11, 2019	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors