Form 10-Q
period 2019-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2020-01-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

On January 1, 2020, the registrant had outstanding 5,999,932 shares of its common stock, $0.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION	3

PART II.	OTHER INFORMATION	27

SIGNATURES	29

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2019	2018	2019	2018
Revenues
Sales	$6,490,601	$7,583,327	$18,335,252	$19,901,695
Franchise and royalty fees	1,422,651	1,366,420	5,389,269	5,214,225
Total Revenue	7,913,252	8,949,747	23,724,521	25,115,920

Costs and Expenses
Cost of sales	4,956,177	5,700,352	13,309,356	14,249,478
Franchise costs	428,236	463,056	1,352,887	1,539,104
Sales and marketing	434,989	519,176	1,426,422	1,672,638
General and administrative	1,529,271	860,916	3,504,453	2,588,751
Retail operating	445,899	446,058	1,364,105	1,507,386
Depreciation and amortization, exclusive of depreciation and amortization expense of $147,338, $139,971, $440,452 and $414,689, respectively, included in cost of sales	216,854	281,815	674,226	879,552
Costs associated with Company-owned store closures	-	-	-	176,981
Total costs and expenses	8,011,426	8,271,373	21,631,449	22,613,890

Income (Loss) from Operations	(98,174)	678,374	2,093,072	2,502,030

Other Income (Expense)
Interest Expense	(2,890)	(16,032)	(18,775)	(58,089)
Interest Income	7,205	4,758	23,391	13,962
Other income (expense), net	4,315	(11,274)	4,616	(44,127)

Income (Loss) Before Income Taxes	(93,859)	667,100	2,097,688	2,457,903

Income Tax Provision	(22,222)	141,739	539,628	604,783

Consolidated Net Income (Loss)	$(71,637)	$525,361	$1,558,060	$1,853,120

Basic Earnings (Loss) per Common Share	$(0.01)	$0.09	$0.26	$0.31
Diluted Earnings (Loss) per Common Share	$(0.01)	$0.09	$0.25	$0.31

Weighted Average Common Shares
Outstanding - Basic	5,994,955	5,948,660	5,978,270	5,925,725
Dilutive Effect of Employee
Stock Awards	-	34,170	271,667	57,165
Weighted Average Common Shares
Outstanding - Diluted	5,994,955	5,982,830	6,249,937	5,982,890

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2019	2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,462,678	$5,384,027
Accounts receivable, less allowance for doubtful accounts of $599,292 and $489,502, respectively	4,642,027	3,993,262
Notes receivable, current portion	158,825	110,162
Refundable income taxes	322,241	190,201
Inventories, less reserve for slow moving inventory of $355,078 and $371,147, respectively	3,680,730	4,270,357
Other	363,946	318,126
Total current assets	14,630,447	14,266,135

Property and Equipment, Net	6,040,845	5,786,139

Other Assets
Notes receivable, less current portion	328,503	281,669
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	3,205,497	3,678,920
Intangible assets, net	442,128	498,337
Deferred income taxes	549,628	607,421
Lease right of use asset	2,877,280	-
Other	56,263	56,576
Total other assets	8,506,243	6,169,867

Total Assets	$29,177,535	$26,222,141

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$127,576	$1,176,488
Accounts payable	2,115,998	897,074
Accrued salaries and wages	842,698	655,853
Gift card liabilities	645,054	742,289
Other accrued expenses	386,109	293,094
Dividend payable	719,400	714,939
Contract liabilities	199,454	256,094
Lease liability	601,508	-
Total current liabilities	5,637,797	4,735,831

Lease Liability, Less Current Portion	2,275,772	-
Contract Liabilities, Less Current Portion	967,802	1,096,478

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 5,994,997 shares and 5,957,827 shares issued and outstanding, respectively	5,995	5,958
Additional paid-in capital	7,154,037	6,650,864
Retained earnings	13,136,132	13,733,010

Total stockholders' equity	20,296,164	20,389,832

Total Liabilities and Stockholders' Equity	$29,177,535	$26,222,141

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2019	2018
Cash Flows From Operating Activities
Net Income	$1,558,060	$1,853,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,114,678	1,294,241
Provision for obsolete inventory	307,836	85,207
Provision for loss on accounts and notes receivable	134,783	88,200
Asset impairment and store closure losses	-	67,822
Loss on sale or disposal of property and equipment	8,307	28,813
Expense recorded for stock compensation	503,210	383,655
Deferred income taxes	57,793	(94,328)
Changes in operating assets and liabilities:
Accounts receivable	(982,237)	(1,136,471)
Refundable income taxes	(132,040)	317,793
Inventories	294,361	(1,471,361)
Other current assets	(45,820)	(110,645)
Accounts payable	1,206,354	407,012
Accrued liabilities	182,625	58,079
Contract liabilities	(175,918)	(72,084)
Net cash provided by operating activities	4,031,992	1,699,053

Cash Flows from Investing Activities
Proceeds received on notes receivable	109,342	73,880
Proceeds from sale or distribution of assets	763	13,498
Purchases of property and equipment	(864,370)	(498,252)
(Increase) decrease in other assets	313	(8,140)
Net cash used in investing activities	(753,952)	(419,014)

Cash Flows from Financing Activities
Payments on long-term debt	(1,048,912)	(1,009,940)
Dividends paid	(2,150,477)	(2,131,144)
Net cash used in financing activities	(3,199,389)	(3,141,084)

Net Decrease in Cash and Cash Equivalents	78,651	(1,861,045)

Cash and Cash Equivalents, Beginning of Period	5,384,027	6,072,984

Cash and Cash Equivalents, End of Period	$5,462,678	$4,211,939

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of August 31, 2018	5,948,660	$5,949	$6,411,829	$14,250,749	$20,668,527
Net income				525,361	525,361
Issuance of common stock, vesting of restricted stock units and other					-
Share-based compensation expense			102,927		102,927
Common stock dividends				(713,839)	(713,839)
Balance as of November 30, 2018	5,948,660	$5,949	$6,514,756	$14,062,271	$20,582,976

Balance as of February 28, 2018	5,903,436	$5,903	$6,131,147	$13,419,553	$19,556,603
Net income				1,853,120	1,853,120
Issuance of common stock, vesting of restricted stock units and other	45,224	46	(46)		-
Share-based compensation expense			383,655		383,655
Common stock dividends				(2,136,331)	(2,136,331)
Adoption of ASC 606				925,929	925,929
Balance as of November 30, 2018	5,948,660	$5,949	$6,514,756	$14,062,271	$20,582,976

Balance as of August 31, 2019	5,991,162	$5,991	$7,037,501	$13,927,209	$20,970,701
Net income (loss)				(71,637)	(71,637)
Issuance of common stock, vesting of restricted stock units and other	3,835	4	(4)		-
Share-based compensation expense			116,540		116,540
Common stock dividends				(719,440)	(719,440)
Balance as of November 30, 2019	5,994,997	$5,995	$7,154,037	$13,136,132	$20,296,164

Balance as of February 28, 2019	5,957,827	5,958	$6,650,864	$13,733,010	$20,389,832
Net income				1,558,060	1,558,060
Issuance of common stock, vesting of restricted stock units and other	37,170	37	(37)		-
Share-based compensation expense			503,210		503,210
Common stock dividends				(2,154,938)	(2,154,938)
Balance as of November 30, 2019	5,994,997	$5,995	$7,154,037	$13,136,132	$20,296,164

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2019:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	1	179	180
International license stores	1	63	64
Cold Stone Creamery - co-branded	5	97	102
U-Swirl (Including all associated brands)			-
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	79	80
Franchise stores - Domestic - co-branded	-	7	7
International license stores	-	2	2
Total	8	433	441

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year, or any other future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

On December 3, 2019, the Company entered into a cooperation agreement (the “Agreement”) with AB Value Management LLC (“AB Value”) related to AB Value’s contested solicitation of proxies. As part of the Agreement, the Company agreed to reimburse AB Value for all reasonable, documented out-of-pocket fees and expenses in the preparation and execution of the Agreement and the related matters preceding or reasonably following its execution, provided that such reimbursement shall not exceed two hundred and ninety thousand dollars ($290,000.00) in the aggregate.  As of November 30, 2019 the Company had recorded a liability of $290,000 in consideration of this Agreement.

On December 20, 2019, the Company entered into a strategic alliance (the “Strategic Alliance”) with Edible Arrangements, LLC (“EA”) and Farids & Co. LLC (“Farids,” and together with EA and any permitted transferees, “Edible Arrangements”), pursuant to which, among other things, the Company will become the exclusive provider of certain branded chocolate products to EA, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with EA and Farids.

Exclusive Supplier Agreement

On December 20, 2019, the Company entered into an Exclusive Supplier Operating Agreement (the “Exclusive Supplier Agreement”) with EA, pursuant to which the Company will be EA’s exclusive supplier for chocolates, candies and/or other confectionery products. In addition, the Company granted to EA a non-exclusive, worldwide right to market, offer for sale, sell and distribute such products, including through (i) retail stores and (ii) on-line distribution channels such as Internet websites and applications for personal computing devices, as an authorized and independent distributor of such products.

Strategic Alliance Agreement

On December 20, 2019, the Company entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with EA and Farids, pursuant to which, among other things, the Company will issue and sell 126,839 shares (the “Purchased Shares”) of the Company’s common stock to Farids at a price of $7.884 per share. The issuance and sale of the Purchased Shares is required to close within 90 days, subject to the satisfaction of certain customary closing conditions. The Purchased Shares may not be transferred within the first two years following the date of the Strategic Alliance Agreement, subject to certain limited exceptions. In addition, the Company has certain rights of first offer and rights of first refusal with respect to the Purchased Shares or the Warrants Shares (as defined below), and the Company also granted certain registration rights to Edible Arrangements with respect to the Purchased Shares and the Warrants Shares. Subject to certain limited exceptions, Edible Arrangements is also prohibited from beneficially owning 19.99% or more of the fully diluted number of shares of Common Stock outstanding at any time.

Warrant

In consideration of EA entering into the Exclusive Supplier Agreement and the performance of its obligations therein, on December 20, 2019, the Company issued EA a warrant (the “Warrant”) to purchase up to 960,677 shares of Common Stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the Exclusive Supplier Agreement, subject to, and only upon, EA’s achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the Exclusive Supplier Agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant. The vesting of the Warrant Shares will accelerate under certain circumstances upon a change of control of the Company.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended November 30, 2019 263,038 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	November 30, 2019	February 28, 2019
Ingredients and supplies	$2,328,446	$2,612,954
Finished candy	1,652,919	1,983,854
U-Swirl food and packaging	54,443	44,696
Reserve for slow moving inventory	(355,078)	(371,147)
Total inventories	$3,680,730	$4,270,357

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2019	February 28, 2019
Land	$513,618	$513,618
Building	5,031,395	5,031,395
Machinery and equipment	10,565,626	10,233,119
Furniture and fixtures	852,557	864,944
Leasehold improvements	1,154,395	1,131,659
Transportation equipment	440,989	422,458
	18,558,580	18,197,193

Less accumulated depreciation	(12,517,735)	(12,411,054)
Property and equipment, net	$6,040,845	$5,786,139

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 15, 2019 to stockholders of record on March 5, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 14, 2019 to stockholders of record on June 4, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 13, 2019 to stockholders of record on September 4, 2019. The Company declared a quarterly cash dividend of $0.12 per share of common stock on November 14, 2019, which was paid on December 6, 2019 to stockholders of record on November 22, 2019.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and nine months ended November 30, 2019. As of November 30, 2019, approximately $638,000 remained available under the repurchase plan for further stock repurchases.

Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan (as amended and restated on August 8, 2013) authorizes the granting of stock awards to employees, non-employee directors, consultants and other participants, including stock options, restricted stock and restricted stock units.

The Company recognized $116,540 and $503,210 of stock-based compensation expense during the three- and nine-month periods ended November 30, 2019, respectively, compared to $102,927 and $383,655 during the three- and nine-month periods ended November 30, 2018, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the six months ended November 30, 2019 and 2018:

	Nine Months Ended
	November 30,
	2019	2018
Outstanding non-vested restricted stock units as of February 28:	25,002	77,594
Granted	270,000	-
Vested	(32,002)	(43,224)
Cancelled/forfeited	-	(200)
Outstanding non-vested restricted stock units as of November 30:	263,000	34,170

Weighted average grant date fair value	$9.40	$12.05
Weighted average remaining vesting period (in years)	4.9	0.6

The Company issued an aggregate of 5,168 fully vested, unrestricted shares of common stock to non-employee directors during the nine months ended November 30, 2019 compared to an aggregate of 2,000 shares issued during the nine months ended November 30, 2018. In connection with these non-employee director stock issuances, the Company recognized $48,774 and $24,480 of stock-based compensation expense during the nine months ended November 30, 2019 and 2018, respectively.

During the three- and nine-month periods ended November 30, 2019, the Company recognized $113,418 and $454,436, respectively, of stock-based compensation expense related to restricted stock unit grants. The restricted stock unit grants generally vest in equal annual or quarterly installments over a period of five to six years. During the nine-month periods ended November 30, 2019 and 2018, 32,002 and 43,224 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2019 was $2,195,848, which is expected to be recognized over the weighted-average period of 4.9 years.

The Company has no outstanding stock options as of November 30, 2019.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2019	2018
Cash paid for:
Interest	$20,169	$59,140
Income taxes	613,876	381,318
Non-cash Operating Activities
Accrued Inventory	65,488	292,435
Non-cash Financing Activities
Dividend payable	$719,400	$713,839

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

Three Months Ended November 30, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,110,143	$6,100,755	$260,002	$757,475	$-	$8,228,375
Intersegment revenues	(671)	(314,452)	-	-	-	(315,123)
Revenue from external customers	1,109,472	5,786,303	260,002	757,475	-	7,913,252
Segment profit (loss)	427,705	1,001,264	(4,649)	455	(1,518,634)	(93,859)
Total assets	1,189,288	12,346,000	1,046,795	5,540,055	9,055,397	29,177,535
Capital expenditures	16,223	347,310	(7,837)	2,324	25,330	383,350
Total depreciation & amortization	$11,909	$151,771	$2,572	$175,359	$22,581	$364,192

Three Months Ended November 30, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,062,942	$7,193,761	$282,023	$743,647	$-	$9,282,373
Intersegment revenues	(865)	(331,761)	-	-	-	(332,626)
Revenue from external customers	1,062,077	6,862,000	282,023	743,647	-	8,949,747
Segment profit (loss)	344,945	1,324,220	(13,732)	(174,089)	(814,244)	667,100
Total assets	1,067,265	14,713,087	1,029,203	5,463,340	5,294,264	27,567,159
Capital expenditures	-	243,043	3,796	1,631	3,327	251,797
Total depreciation & amortization	$11,617	$144,436	$5,631	$235,446	$24,656	$421,786

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,054,989	$16,681,908	$758,083	$3,040,031	$-	$24,535,011
Intersegment revenues	(3,278)	(807,212)	-	-	-	(810,490)
Revenue from external customers	4,051,711	15,874,696	758,083	3,040,031	-	23,724,521
Segment profit (loss)	1,874,593	3,125,311	(11,683)	576,499	(3,467,032)	2,097,688
Total assets	1,189,288	12,346,000	1,046,795	5,540,055	9,055,397	29,177,535
Capital expenditures	24,723	732,989	24,787	3,997	77,874	864,370
Total depreciation & amortization	$33,093	$453,751	$7,715	$551,336	$68,783	$1,114,678

Nine Months Ended November 30, 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,846,633	$18,097,063	$941,817	$3,127,806	$-	$26,013,319
Intersegment revenues	(3,632)	(893,767)	-	-	-	(897,399)
Revenue from external customers	3,843,001	17,203,296	941,817	3,127,806	-	25,115,920
Segment profit (loss)	1,527,599	3,564,168	(117,488)	190,884	(2,707,260)	2,457,903
Total assets	1,067,265	14,713,087	1,029,203	5,463,340	5,294,264	27,567,159
Capital expenditures	3,535	415,960	7,601	14,935	56,221	498,252
Total depreciation & amortization	$35,173	$428,161	$29,485	$720,530	$80,892	$1,294,241

Revenue from one customer of the Company’s Manufacturing segment represented approximately $1.5 million, or 6.3 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2019, compared to $1.8 million, or 7.1 percent, of the Company’s revenues from external customers during the nine months ended November 30, 2018.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2019		February 28, 2019
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$220,778	$215,278	$220,778	$214,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	278,711	715,339	223,628
Franchise rights		20		5,979,637	2,774,140	5,979,637	2,300,717
Total				7,467,557	3,819,932	$7,467,557	$3,290,300
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$832,308		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				1,046,944		1,046,944

Total Intangible Assets				$8,514,501	$3,819,932	$8,514,501	$3,290,300

Amortization expense related to intangible assets totaled $529,632 and $634,131 during the nine months ended November 30, 2019 and 2018, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

At November 30, 2019, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2020	$176,544
2021	594,229
2022	490,060
2023	411,607
2024	345,642
Thereafter	1,629,543
Total	$3,647,625

NOTE 9 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures were the result of closing certain underperforming Company-owned locations during the nine months ended November 30, 2018. Costs associated with Company-owned store closures of $0 and $176,981 were incurred during the three and the nine months ended November 30, 2018, respectively.

There were no comparable costs incurred during the three and nine months ended November 30, 2019.

NOTE 10 – NOTE PAYABLE

The Company’s long-term debt is comprised of a promissory note, the proceeds of which were loaned to SWRL and used to finance SWRL’s business acquisitions. The promissory note matures on January 15, 2020.

As of November 30, 2019 and February 28, 2019, notes payable consisted of the following:

	November 30, 2019	February 28, 2019
Promissory note	$127,576	$1,176,488
Less: current maturities	(127,576)	(1,176,488)
Long-term obligations	$-	$-

NOTE 11 – LEASING ARRANGEMENTS

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The Company acts as primary lessee of some franchised store premises, which the Company then subleases to franchisees, but the majority of existing franchised locations are leased by the franchisee directly.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. Lease expense recognized for the nine months ended November 30, 2019 and 2018 in the Consolidated Statements of Income was $702,872 and $757,885, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The amount of the ‘Right of Use Asset’ and ‘Lease Liability’ recorded in the Consolidated Balance Sheets upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the ‘Right of Use Asset’ and ‘Lease Liability’ include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the ‘Right of Use Asset’ and ‘Lease Liability’ except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the ‘Right of Use Asset’ and ‘Lease Liability,’ the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of November 30, 2019. The total estimated future minimum lease payments is $3.2 million.

As of November 30, 2019, maturities of lease liabilities for the Company’s operating leases were as follows:

FY 20	$202,645
FY 21	819,005
FY 22	694,755
FY 23	437,445
FY 24	315,962
Thereafter	717,040
Total	$3,186,852

Less: imputed interest	(309,572)
Present value of lease liabilities:	$2,877,280

Weighted average lease term (in years)	6.7

During the nine months ended November 30, 2019 the Company entered into a lease amendment to extend the term of a lease for a Company-owned location. This lease amendment resulted in the Company recognizing a present value of future lease liability of $476,611 based upon a total lease liability of $532,811.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

At November 30, 2019, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FY 20	$57,066
FY 21	190,218
FY 22	177,019
FY 23	164,050
FY 24	133,507
Thereafter	445,396
Total	$1,167,256

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

NOTE 13 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended November 30, 2019

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$43,331	$-	$-	$38,961	$82,292

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,786,303	-	-	5,786,303
Retail sales	-	-	260,002	444,296	704,298
Royalty and marketing fees	1,066,141	-	-	274,218	1,340,359
Total	$1,109,472	$5,786,303	$260,002	$757,475	$7,913,252

Three Months Ended November 30, 2018

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$44,172	$-	$-	$17,490	$61,662

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	6,862,000	-	-	6,862,000
Retail sales	-	-	282,023	439,304	721,327
Royalty and marketing fees	1,017,905	-	-	286,853	1,304,758
Total	$1,062,077	$6,862,000	$282,023	$743,647	$8,949,747

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2019

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$188,677	$-	$-	$81,824	$270,501

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	15,874,696	-	-	15,874,696
Retail sales	-	-	758,083	1,702,473	2,460,556
Royalty and marketing fees	3,863,034	-	-	1,255,734	5,118,768
Total	$4,051,711	$15,874,696	$758,083	$3,040,031	$23,724,521

Nine Months Ended November 30, 2018

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$154,693	$-	$-	$107,642	$262,335

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	17,203,296	-	-	17,203,296
Retail sales	-	-	941,817	1,756,582	2,698,399
Royalty and marketing fees	3,688,308	-	-	1,263,582	4,951,890
Total	$3,843,001	$17,203,296	$941,817	$3,127,806	$25,115,920

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

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at November 30, 2019 will be realized at their full value, or if any revenue will be received from FTD in the future. During the three months ended November 30, 2019, the Company recognized an estimated loss of $230,384 associated with inventory specific to FTD as the Company determined that it was probable that a loss on certain inventory would be realized. A potential loss associated with the remaining balances is not probable and/or is not able to be estimated as of the date of these consolidated financial statements.

As of November 30, 2019, balances associated with FTD consist of the following:

November 30, 2019
Ingredients and supplies	$377,044
Finished candy	75,070
Accounts receivable	79,744
Reserve for estimated losses	(230,384)
Total potential loss, contingent upon the bankruptcy proceedings	$301,474

FTD represented approximately $1.5 million, or 6.3%, of the Company’s revenues during the nine months ended November 30, 2019, compared to $1.8 million, or 7.1%, of the Company’s revenues during the nine months ended November 30, 2018. FTD represented approximately $3.1 million or 9% of the Company’s total revenues during the year ended February 28, 2019 compared to revenue of approximately $5.1 million or 13% of our total revenues during the year ended February 28, 2018. The Company’s future results may be adversely impacted by decreases in the purchases of this customer or the loss of this customer entirely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: achievement of the anticipated potential benefits of the strategic alliance with Edible Arrangements (as defined below), the Company's ability to provide products to EA (as defined below) under the strategic alliance, relationships and changes in our customers, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees either are or may be subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2019, there were two Company-owned, 97 licensee-owned and 242 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of November 30, 2019, U-Swirl operated four Company-owned cafés and 88 franchised cafés located in 24 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Strategic Alliance with Edible Arrangements

On December 20, 2019, the Company entered into a strategic alliance (the “Strategic Alliance”) with Edible Arrangements, LLC (“EA”) and Farids & Co. LLC (“Farids,” and together with EA and any permitted transferees, “Edible Arrangements”), pursuant to which, among other things, the Company will become the exclusive provider of certain branded chocolate products to EA, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with EA and Farids. For more information, please see Note 1 to the financial statements for a summary of the strategic alliance agreement, the exclusive supplier operating agreement and the warrant agreement.

Bankruptcy of FTD Companies

In June 2019, the Company’s largest customer, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through the auction to multiple buyers. The Company is uncertain if accounts receivable and inventory balances associated with FTD at November 30, 2019 will be realized at their full value, or if any revenue will be received from FTD in the future. See Note 7 and Note 14 to the financial statements contained herein for additional information about the FTD bankruptcy.

Results of Operations

Three Months Ended November 30, 2019 Compared to the Three Months Ended November 30, 2018

Results Summary

Basic earnings per share decreased from $0.09 in the three months ended November 30, 2018 to a loss of $(0.01) in the three months ended November 30, 2019. Revenues decreased 11.6% from $8.9 million in the three months ended November 30, 2018 to $7.9 million in the three months ended November 30, 2019. Operating income decreased from $678,000 in the three months ended November 30, 2018 to an operating loss of $(98,000) in the three months ended November 30, 2019. Net income decreased from $525,000 in the three months ended November 30, 2018 to a net loss of $(72,000) in the three months ended November 30, 2019. The decreases in operating income and net income were due primarily to costs associated with the Company’s previously announced review of strategic alternatives, which formally concluded upon the Company’s entry into the Strategic Alliance, costs associated with a stockholder’s contested solicitation of proxies, which was terminated in December 2019, and costs associated with the bankruptcy of the Company’s largest customer.

Revenues

	Three Months Ended
($'s in thousands)	November 30,		$	%
	2019	2018	Change	Change
Factory sales	$5,786.3	$6,862.0	$(1,075.7)	(15.7)%
Retail sales	704.3	721.3	(17.0)	(2.4)%
Franchise fees	82.3	61.7	20.6	33.4%
Royalty and marketing fees	1,340.4	1,304.8	35.6	2.7%
Total	$7,913.3	$8,949.8	$(1,036.5)	(11.6)%

Factory Sales

The decrease in factory sales for the three months ended November 30, 2019 versus the three months ended November 30, 2018 was primarily due to a 58.0% decrease in shipments of product to customers outside our network of franchise and licensed retail locations, partially offset by a 3.8% increase in purchases by our network of franchised and licensed stores. The decrease in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of product rationalization and a decline in revenue associated with products no longer offered for sale. Purchases by the Company’s largest customer, FTD, decreased during the three months ended November 30, 2019, with no revenue from such customer during the three months ended November 30, 2019, compared to $374,000, or 4.2% of the Company’s revenues during the three months ended November 30, 2018. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 3.6% in the three months ended November 30, 2019, compared with the three months ended November 30, 2018.

Retail Sales

The decrease in retail sales for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 was primarily due to a decrease in same-store sales at Company-owned locations. Same store sales at all Company-owned stores and cafés decreased 1.6% in the three months ended November 30, 2019 compared to the three months ended November 30, 2018.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended November 30, 2018 to the three months ended November 30, 2019 was primarily due to an increase in royalty revenue associated with the Company’s purchase-based royalty structure, partially offset by a 6.3% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 285 in the three months ended November 30, 2018 to 267 during the three months ended November 30, 2019. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 1.1% during the three months ended November 30, 2019 compared to the three months ended November 30, 2018.

The increase in franchise fee revenue for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 was the result of an increase in revenue resulting from store closures and the reversal of the remaining contract liabilities and corresponding recognition of revenue.

Costs and Expenses

Cost of Sales

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2019	2018	Change	Change

Cost of sales - factory	$4,689.9	$5,419.8	$(729.9)	(13.5)%
Cost of sales - retail	266.3	280.5	(14.2)	(5.1)%
Franchise costs	428.2	463.1	(34.9)	(7.5)%
Sales and marketing	435.0	519.2	(84.2)	(16.2)%
General and administrative	1,529.3	860.9	668.4	77.6%
Retail operating	445.9	446.1	(0.2)	(0.0)%
Total	$7,794.6	$7,989.6	$(195.0)	(2.4)%

Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$1,096.4	$1,442.2	$(345.8)	(24.0)%
Retail gross margin	438.0	440.8	(2.8)	(0.6)%
Total	$1,534.4	$1,883.0	$(348.6)	(18.5)%

	Three Months Ended
	November 30,		%	%
	2019	2018	Change	Change
(Percent)
Factory gross margin	18.9%	21.0%	(2.1)%	(9.8)%
Retail gross margin	62.2%	61.1%	1.1%	1.8%
Total	23.6%	24.8%	(1.2)%	(4.8)%

Adjusted Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$1,096.4	$1,442.2	$(345.8)	(24.0)%
Plus: depreciation and amortization	147.3	140.0	7.3	5.2%
Factory adjusted gross margin	1,243.7	1,582.2	(338.5)	(21.4)%
Retail gross margin	438.0	440.8	(2.8)	(0.6)%
Total Adjusted Gross Margin	$1,681.7	$2,023.0	$(341.3)	(16.9)%

Factory adjusted gross margin	21.5%	23.1%	(1.6)%	(6.8)%
Retail gross margin	62.2%	61.1%	1.1%	1.8%
Total Adjusted Gross Margin	25.9%	26.7%	(0.8)%	(2.9)%

Adjusted gross margin and factory adjusted gross margin are non-GAAP financial measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin plus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Factory margins decreased 210 basis points in the three months ended November 30, 2019 compared to the three months ended November 30, 2018, primarily because of charges associated with costs of excess capacity and an estimated loss on inventory associated with the bankruptcy of FTD, the Company’s largest customer. These costs were partially offset by improvements in margins resulting from product rationalization. Excess capacity was the result of a 25.6% decrease in production for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The increase in retail gross margins was primarily the result of the closure of underperforming Company-owned locations during the prior fiscal year.

Franchise Costs

The decrease in franchise costs in the three months ended November 30, 2019 versus the three months ended November 30, 2018 is due primarily to a decrease in legal and professional expense in the three months ended November 30, 2019 compared to the three months ended November 30, 2018. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.1% in the three months ended November 30, 2019 from 33.9% in the three months ended November 30, 2018.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 is primarily due to planned cost reductions as a result of fewer domestic franchise units in operation and lower revenue associated with sales to customers outside of our network of franchised and licensed Rocky Mountain Chocolate Factory locations.

General and Administrative

The increase in general and administrative costs for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 is primarily due to higher professional fees associated with the Company’s previously announced process to explore and review strategic alternatives, which formally concluded upon the Company’s entry into the Strategic Alliance, and costs associated with a stockholder’s contested solicitation of proxies, which was terminated in December 2019. During the three months ended November 30, 2019, the Company incurred approximately $771,000 of costs associated with the review of strategic alternatives and the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended November 30, 2018. As a percentage of total revenues, general and administrative expenses increased to 19.3% in the three months ended November 30, 2019 compared to 9.6% in the three months ended November 30, 2018.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 was due primarily to changes in units in operation as a result of the closure of certain underperforming Company-owned units in the prior fiscal year. Retail operating expenses, as a percentage of retail sales, increased from 61.8% in the three months ended November 30, 2018 to 63.3% in the three months ended November 30, 2019. This increase is primarily the result of the change in units in operation from the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $217,000 in the three months ended November 30, 2019, a decrease of 23.0% from $282,000 in the three months ended November 30, 2018. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 5.3% from $140,000 in the three months ended November 30, 2018 to $147,000 in the three months ended November 30, 2019. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Other Income (Expense)

Net interest income was $4,000 in the three months ended November 30, 2019 compared to net interest expense of $11,000 incurred in the three months ended November 30, 2018. This change in interest from net interest expense to net interest income is due to lower average outstanding promissory note balances for the three months ended November 30, 2019 compared to the three months ended November 30, 2018.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2019 was 23.7%, compared to 21.2% for the three months ended November 30, 2018. This change was primarily the result of higher deductions realized during the three months ended November 30, 2018, compared to the three months ended November 30, 2019.

Nine Months Ended November 30, 2019 Compared to the Nine Months Ended November 30, 2018

Results Summary

Basic earnings per share decreased 16.1% to $0.26 for the nine months ended November 30, 2019 compared to $0.31 for the nine months ended November 30, 2018. Revenues decreased (5.5)% to $23.7 million for the nine months ended November 30, 2019 compared to $25.1 million in the nine months ended November 30, 2018. Operating income decreased 16.3% from $2.5 million in the nine months ended November 30, 2018 to $2.1 million in the nine months ended November 30, 2019. Net income decreased 15.9% from $1.9 million in the nine months ended November 30, 2018 to $1.6 million in the nine months ended November 30, 2019. The decrease in operating income and net income was due primarily to costs associated with the Company’s previously announced review of strategic alternatives, which formally concluded upon the Company’s entry into the Strategic Alliance, costs associated with a stockholder’s contested solicitation of proxies, which was terminated in December 2019, and costs associated with the bankruptcy of the Company’s largest customer.

Revenues

	Nine Months Ended
($'s in thousands)	November 30,		$	%
	2019	2018	Change	Change
Factory sales	$15,874.7	$17,203.3	$(1,328.6)	(7.7)%
Retail sales	2,460.5	2,698.4	(237.9)	(8.8)%
Franchise fees	270.5	262.3	8.2	3.1%
Royalty and marketing fees	5,118.8	4,951.9	166.9	3.4%
Total	$23,724.5	$25,115.9	(1,391.4)	(5.5)%

Factory Sales

The decrease in factory sales for the nine months ended November 30, 2019 versus the nine months ended November 30, 2018 was primarily due to a 34.3% decrease in shipments of product to customers outside our network of franchise and licensed retail locations. The decrease in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of product rationalization and a decline in revenue associated with products no longer offered for sale. Purchases by the Company’s largest customer, FTD, were approximately $1.5 million, or 6.3%, of the Company’s revenues during the nine months ended November 30, 2019, compared to $1.8 million, or 7.1% of the Company’s revenues during the nine months ended November 30, 2018. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 4.6% in the nine months ended November 30, 2019, compared with the nine months ended November 30, 2018.

Retail Sales

The decrease in retail sales for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018 was primarily due to fewer Company-owned units in operation because of the closure of certain underperforming Company-owned locations during the prior fiscal year. Same store sales at all Company-owned stores and cafés decreased 0.3% in the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the nine months ended November 30, 2018 to the nine months ended November 30, 2019 was primarily due to an increase in royalty revenue associated with the Company’s purchase-based royalty structure, partially offset by a 6.2% decrease in domestic franchise units in operation. The average number of total domestic franchise stores in operation decreased from 290 in the nine months ended November 30, 2018 to 272 during the nine months ended November 30, 2019. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 0.1% during the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018.

The increase in franchise fee revenue for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018 was the result of an increase in revenue resulting from store closures and the reversal of the remaining contract liabilities and corresponding recognition of revenue.

Costs and Expenses

Cost of Sales

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2019	2018	Change	Change

Cost of sales - factory	$12,451.8	$13,266.0	$(814.2)	(6.1)%
Cost of sales - retail	857.6	983.5	(125.9)	(12.8)%
Franchise costs	1,352.9	1,539.1	(186.2)	(12.1)%
Sales and marketing	1,426.4	1,672.6	(246.2)	(14.7)%
General and administrative	3,504.4	2,588.8	915.6	35.4%
Retail operating	1,364.1	1,507.4	(143.3)	(9.5)%
Total	$20,957.2	$21,557.4	$(600.2)	(2.8)%

Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$3,422.9	$3,937.3	$(514.4)	(13.1)%
Retail gross margin	1,602.9	1,714.9	(112.0)	(6.5)%
Total	$5,025.8	$5,652.2	$(626.4)	(11.1)%

	Nine Months Ended
	November 30,		%	%
	2019	2018	Change	Change

Factory gross margin	21.6%	22.9%	(1.3)%	(5.8)%
Retail gross margin	65.1%	63.6%	1.6%	2.5%
Total	27.4%	28.4%	(1.0)%	(3.5)%

Adjusted Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2019	2018	Change	Change

Factory gross margin	$3,422.9	$3,937.3	$(514.4)	(13.1)%
Plus: depreciation and amortization	440.5	414.7	25.8	6.2%
Factory adjusted gross margin	3,863.4	4,352.0	(488.6)	(11.2)%
Retail gross margin	1,602.9	1,714.9	(112.0)	(6.5)%
Total Adjusted Gross Margin	$5,466.3	$6,066.9	$(600.6)	(9.9)%

Factory adjusted gross margin	24.3%	25.3%	(1.0)%	(3.8)%
Retail gross margin	65.1%	63.6%	1.6%	2.5%
Total Adjusted Gross Margin	29.8%	30.5%	(0.7)%	(2.2)%

Adjusted gross margin and factory adjusted gross margin are non-GAAP financial measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin plus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Factory margins decreased 130 basis points in the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018, primarily because of charges associated with costs of excess capacity and an estimated loss on inventory associated with the bankruptcy of FTD, the Company’s largest customer. These costs were partially offset by improvements to margins resulting from product rationalization. Excess capacity was the result of a 15.9% decrease in production for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018. The increase in retail gross margins was primarily the result of the closure of underperforming Company-owned locations during the prior fiscal year.

Franchise Costs

The decrease in franchise costs in the nine months ended November 30, 2019 versus the nine months ended November 30, 2018 is due primarily to a decrease in legal and professional expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 25.1% in the nine months ended November 30, 2019 from 29.5% in the nine months ended November 30, 2018. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise costs.

Sales and Marketing

The decrease in sales and marketing costs for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018 is primarily due to planned cost reductions as a result of fewer domestic franchise units in operation.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018 is primarily due to higher professional fees associated with the Company’s previously announced process to explore and review strategic alternatives, which formally concluded upon the Company’s entry into the Strategic Alliance, and costs associated with a stockholder’s contested solicitation of proxies, which was terminated in December 2019. During the nine months ended November 30, 2019, the Company incurred approximately $1,119,000 of costs associated with the review of strategic alternatives and the contested solicitation of proxies, compared with no comparable costs incurred in the nine months ended November 30, 2018. As a percentage of total revenues, general and administrative expenses increased to 14.8% in the nine months ended November 30, 2019 compared to 10.3% in the nine months ended November 30, 2018.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2019 compared to the nine months ended November 30, 2018 was due primarily to changes in units in operation, as a result of the closure of certain underperforming Company-owned units in the prior fiscal year. Retail operating expenses, as a percentage of retail sales, decreased from 55.9% in the nine months ended November 30, 2018 to 55.4% in the nine months ended November 30, 2019. This decrease is primarily the result of the change in units in operation from the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $674,000 in the nine months ended November 30, 2019, a decrease of 23.3% from $880,000 in the nine months ended November 30, 2018. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 6.2% from $415,000 in the nine months ended November 30, 2018 to $440,000 in the six months ended November 30, 2019. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Costs Associated with Company-Owned Store Closures

There was $177,000 in costs associated with Company-owned store closures incurred during the nine months ended November 30, 2018 and no costs associated with Company-owned store closures incurred during the nine months ended November 30, 2019. The costs incurred during the nine months ended November 30, 2018 were the result of charges related to closing certain underperforming Company-owned locations.

Other Income (Expense)

Interest income was approximately $5,000 in the nine months ended November 30, 2019, compared to net interest expense of $44,000 in the nine months ended November 30, 2018. This change in interest from net interest expense to net interest income is due to lower average outstanding promissory note balances for the nine months ended November 30, 2019.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2019 was 25.7%, compared to 24.6% for the nine months ended November 30, 2018. This change was primarily the result of higher deductions realized during the three months ended November 30, 2018, compared to the three months ended November 30, 2019.

Liquidity and Capital Resources

As of November 30, 2019 working capital was $9.0 million compared to $9.5 million at February 28, 2019.

Cash and cash equivalent balances increased approximately $100,000 to $5.5 million as of November 30, 2019 compared to $5.4 million as of February 28, 2019, primarily as a result of cash flow generated by operating activities exceeding cash flow used by financing activities, including repayment of debt and payment of dividends. Our current ratio was 2.6 to 1 at November 30, 2019 compared to 3.0 to 1 at February 28, 2019. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the nine months ended November 30, 2019, we had net income of $1,558,060. Operating activities provided cash of $4,031,992, with the principal adjustments to reconcile the net income to net cash provided by operating activities being depreciation and amortization of $1,114,678, an increase in accounts payable of $1,206,354 and the expense recorded for stock compensation of $503,210. During the comparable 2018 period, we had net income of $1,853,120, and operating activities provided cash of $1,699,053. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $1,294,241 and the increase in inventory of $1,471,361.

During the nine months ended November 30, 2019, investing activities used cash of $753,952, primarily due to the purchases of property, equipment of $864,370. In comparison, investing activities used cash of $419,014 during the nine months ended November 30, 2018 primarily due to the purchase of property and equipment of $498,252.

Financing activities used cash of $3,199,389 for the nine months ended November 30, 2019 and used cash of $3,141,084 during the prior year period. The Company’s financing activities consist primarily of payments on long-term debt and declared dividends.

We have a $5.0 million ($5.0 million available as of November 30, 2019) working capital line of credit collateralized by substantially all of our assets with the exception of our retail store assets. Additionally, the line of credit is subject to various financial ratio and leverage covenants. As of November 30, 2019, we were in compliance with all such covenants. The line of credit was renewed in September 2019 and is subject to renewal again in September 2021. As of November 30, 2019, no amount was outstanding under this line of credit.

Our outstanding long-term debt is comprised of a promissory note used to finance business acquisitions of SWRL (unpaid balance as of November 30, 2019 of approximately $128,000). The promissory note allowed us to borrow up to a maximum of $7.0 million to finance business acquisitions and bears interest at a fixed annual rate of 3.75%. The promissory note matures on January 15, 2020. Additionally, the promissory note is subject to various financial ratio and leverage covenants. As of November 30, 2019, we were in compliance with all such covenants. We expect to pay off the remaining balance of this promissory note at maturity.

On July 15, 2014, we publicly announced a plan to repurchase up to $3.0 million of our common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, we announced a plan to purchase up to an additional $2,058,000 of our common stock under the repurchase plan, and on May 21, 2015, we announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of our common stock under the repurchase plan. We did not repurchase any shares during the three and nine months ended November 30, 2019. As of November 30, 2019, approximately $638,000 remained available under the repurchase plan for further stock repurchases.

We believe cash flows generated by operating activities and available financing will be sufficient to fund our operations for at least the next twelve months. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of November 30, 2019, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of November 30, 2019, we had purchase obligations of approximately $90,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

We frequently enter into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit us to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall and we are unable to renegotiate the terms of the contract. As of November 30, 2019, based on future contractual obligations for ingredients, we estimate that a 10.0% change in the prices of contracted ingredients would result in a $9,000 favorable or unfavorable price benefit or cost, respectively, resulting from our contracts.

We have a $5 million bank line of credit that bears interest at a variable rate. As of November 30, 2019, no amount was outstanding under the line of credit. We do not believe that we are exposed to any material interest rate risk related to this line of credit.

We also entered into a $7.0 million promissory note with interest at a fixed rate of 3.75% annually that was used to finance the previous acquisitions by SWRL. As of November 30, 2019, approximately $128,000 was outstanding under this promissory note. We do not believe that we are exposed to any material interest rate risk related to this promissory note.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019).

10.1*	Revolving Line of Credit Note, dated September 30, 2019, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association.

31.1*	Certification Filed Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	*XBRL Instance Document.

101.SCH	*XBRL Taxonomy Extension Schema Document.

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 14, 2020	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer,
Chief Financial Officer, and Chairman of the Board of Directors