Form 10-K
period 2020-02-29
Rocky Mountain Chocolate Factory, Inc.
filed 2020-05-29
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 30, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $44,346,486. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 11, 2020, there were 6,060,663 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 29, 2020.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus (COVID-19) on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, Edible's ability to increase our online sales, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in this Annual Report in Item 1A. Additional factors that might cause such differences include, but are not limited to: the length and severity of the current COVID-19 pandemic and its effect on among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” “Rocky Mountain,” “we,” “us,” or “our”), including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. We also entered into a strategic alliance agreement with Edible Arrangements®, LLC and its affiliates (“Edible”) to sell our candy in their store locations and through their ecommerce platform, which we expect to become a significant contributor to revenue in the future. As of March 31, 2020, there were two Company-owned, 98 licensee-owned and 237 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2020, U-Swirl operated three Company-owned cafés, 59 franchised cafés and 25 licensed locations located in 25 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020, approximately 51% of the products sold at Rocky Mountain Chocolate Factory stores were prepared on the premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

In FY 2020, we entered into a long-term strategic alliance with Edible whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible will also be responsible for all ecommerce marketing and sales from the Rocky Mountain corporate website and the broader Rocky Mountain ecommerce ecosystem.

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

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (68%-70%-68%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (10%-10%-11%) and (iii) the collection of initial franchise, royalties and marketing fees from franchisees (22%-20%-21%). For FY 2020, approximately 99% of our revenues were derived from domestic sources, with 1% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2020, 2019 and 2018, respectively.

COVID-19 Update

As discussed in more detail throughout this Annual Report, we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (COVID-19), including the vast mandated self-quarantines and closures of non-essential business throughout the United States and internationally. Nearly all stores have been directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with forecasted amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees.

In addition, the Board of Directors has decided to suspend our first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders.

During this challenging time, our foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to our already stringent practices for the quality and safety of our confections, we are diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. COVID-19 has had an unprecedented impact on our industry as containment measures continue to escalate. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. Our current focus is on supporting our franchisees and licensees during this challenging time and driving growth in our online sales, especially in light of our ecommerce licensing agreement with Edible Arrangements®, LLC, as discussed below, while also sensibly managing costs. The number of our and our franchisee’s stores remaining open may change frequently and significantly due to the ever-changing nature of the outbreak.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize our liquidity as we navigate the current landscape. These actions include significantly reducing our operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, we have drawn down the full amount under our line of credit and we have received a loan under the Paycheck Protection Program (the “PPP”). The receipt of funds under the PPP has allowed us to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. While we believe we have sufficient liquidity with our current cash position, we will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Strategic Partnership with Edible Arrangements®, LLC

We have entered into a long-term strategic alliance with Edible whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible Arrangement locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible will also be responsible for all ecommerce marketing and sales from the Rocky Mountain corporate website and the broader Rocky Mountain ecommerce ecosystem.

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory and U-Swirl Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

2016	1.6%
2017	0.9%
2018	(2.9)%
2019	1.0%
2020	0.5%

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

2016	(1.4)%
2017	(3.0)%
2018	(4.3)%
2019	(0.5)%
2020	1.3%

We have designed a contemporary and coordinated line of packaged products that we believe capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that frequent updates to our line of packaging has had a positive impact on same store sales.

Same Store Pounds Purchased by Existing Franchised and Licensed Locations

In FY 2020, same store pounds purchased by franchisees and licensees decreased 4.6% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe historical decreases in same store pounds purchased, including for FY 2020, were due, in part, to a product mix shift from factory-made products to products made in the store, such as caramel apples.

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive advanced planning and scheduling system for production scheduling, implementation of alternative manufacturing strategies, installation of enhanced point-of-sale systems in all of our Company-owned stores and the majority of our franchised stores, and implementation of a serial/lot tracking and warehouse management system. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and positively impact store operations.   Many efforts we have taken to improve operating efficiencies have been more than offset by declines in production volume. Production volume decreased approximately 30% from FY2017 to FY2020, the result of a decrease in customers, primarily franchisees. We are hopeful that our strategic agreement with Edible will contribute positively to production volume and help us realize enhanced operating efficiencies through the utilization of excess factory capacity.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business. Key elements of our expansion strategy are set forth below.

Unit Growth

We continue to pursue unit growth opportunities, despite the difficult financing environment for our concepts, especially as a result of the COVID-19 pandemic, in locations where we have traditionally been successful, to pursue new and developing real estate environments for franchisees which appear promising based on early sales results, and to improve and expand our retail store concepts, such that previously untapped and unfeasible environments generate sufficient revenue to support a successful Rocky Mountain Chocolate Factory or U-Swirl location.

High Traffic Environments

We currently establish franchised stores in the following environments: regional centers, outlet centers, tourist areas, street fronts, airports, other entertainment-oriented environments and strip centers. We have established a business relationship with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments. COVID-19 has had a significant impact on the operation of traditional high traffic environments. We are unable to predict the long-term impact of COVID-19 on high traffic environments and if these sites will continue to be attractive expansion opportunities in the future.

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

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. In FY 2020, an average of approximately 51% of the revenues of franchised stores are generated by sales of products prepared on the premises. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 29, 2020, Cold Stone Creamery franchisees operated 98 co-branded locations, our U-Swirl franchisees operated seven co-branded locations and three Company-owned co-branded units were in operation.

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

International units in operation were as follows at March 31, 2020:

Rocky Mountain Chocolate Factory
Canada	56
The Republic of Panama	1
The Republic of the Philippines	3
South Korea	1
U-Swirl Cafés (including all associated brands)
Qatar	2
Total	63

Products and Packaging

We produce approximately 500 chocolate candies and other confectionery products using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into approximately 300 varieties of packaged assortments. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 100 items, including many candies offered in packages, that are specially designed for such holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 500 chocolate candies and other confectionery products throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. In FY 2020, approximately 46% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 51% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 3% by products such as ice cream, coffee and other sundries purchased from approved suppliers.

In FY 2020, approximately 19% of our product sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as specialty markets. The majority of sales to specialty markets are to a single customer. For FY 2020, this customer represented approximately 36% of total shipments to specialty markets and approximately 5% of our total revenues. These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores. See Item 1A “Risk Factors—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.”

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

Chocolate candies that we manufacture are sold at prices ranging from $20.00 to $29.99 per pound, with an average price of $24.11 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

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

Operating Environment

Rocky Mountain Chocolate Factory

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, outlet centers, tourist areas, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 29, 2020 include:

Regional Centers	23.3%
Outlet Centers	22.1%
Festival/Community Centers	18.8%
Tourist Areas	15.9%
Street Fronts	7.4%
Airports	6.3%
Other	6.2%

COVID-19 has had a significant impact on the operation of traditional high traffic environments. We are unable to predict the long-term impact of COVID-19 on high traffic environments and if these operating environments will continue to be attractive expansion opportunities in the future.

Regional Centers

As of February 29, 2020, there were Rocky Mountain Chocolate Factory stores in approximately 41 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although they often provide favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Outlet Centers

As of February 29, 2020, there were approximately 39 Rocky Mountain Chocolate Factory stores in outlet centers. We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Festival and Community Centers

As of February 29, 2020, there were approximately 33 Rocky Mountain Chocolate Factory stores in festival and community centers. Festival and community centers offer retail shopping outside of traditional regional and outlet center shopping.

Tourist Areas, Street Fronts, Airports and Other Entertainment-Oriented Shopping Centers

As of February 29, 2020, there were approximately 28 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. As of February 29, 2020, there were 11 franchised Rocky Mountain Chocolate Factory stores at airport locations.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking) and since then has been ranked in the Top 500 Franchises every year by Entrepreneur Magazine. As of March 31, 2020, there were 237 franchised stores in the Rocky Mountain Chocolate Factory system and 59 franchised stores under the U-Swirl frozen yogurt brands. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

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

International Franchising and Licensing

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia (“Immaculate Confections”). Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2020, Immaculate Confections operated 56 stores under this agreement.

Our business was significantly affected by the global recession during 2008-2009. During this period there was a decrease in leads and qualified franchisees for domestic franchise growth. Amidst this environment we initiated a program to focus on international expansion. International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. International license agreements in place include the following:

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2020, one unit was operating under this agreement.

●	In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of March 31, 2020, three units were operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Republic of the Panama. As of March 31, 2020, one unit was operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Socialist Republic of Vietnam. As of March 31, 2020, there were no units operating under the agreement.

●

Through our U-Swirl subsidiary, we have additional international development agreements covering Canada and the State of Qatar. As of March 31, 2020, no units were operating in Canada and two units were operating in Qatar.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2020, Cold Stone Creamery franchisees operated 98 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2020, there were 10 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

The impacts of the COVID-19 pandemic have caused us to work closely with our franchisees and licensees to adapt our quality standards and control procedures to new and developing requirements being placed on food service and retail operators by health authorities. The COVID-19 pandemic is likely to cause frequent changes to operating standards for the foreseeable future.

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

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 29, 2020, approximately $158,000 was included in notes receivable as a result of this program. As of March 31, 2020, there were 18 units in operation by graduates of the MWSU entrepreneurial program. The program with MWSU is no longer active though we continue to work with other colleges, including Fort Lewis College in Durango, Colorado, to develop similar programs.

Company Store Program

As of March 31, 2020, there were two Company-owned Rocky Mountain Chocolate Factory stores and three Company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

Strategic Alliance with Edible

We have entered into a long-term strategic alliance with Edible whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible Arrangement locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible will also be responsible for all ecommerce marketing and sales from the Rocky Mountain corporate website and the broader Rocky Mountain ecommerce ecosystem.

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

Employees

At February 29, 2020, we employed approximately 226 people, including 179 full-time employees. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

The Novel Coronavirus COVID-19 (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.

The COVID-19 pandemic, and restrictions imposed by federal, state and local governments in response to the outbreak, have disrupted and will continue to disrupt our business. The pandemic has been, and we expected that it will continue to be, a serious threat to public health and the economic well-being of our franchisees and other customers, our employees and our suppliers. The COVID-19 pandemic has been, and may continue to cause a disruption to our business and potential associated financial impacts include, but are not limited to, lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand, the inability of us or our franchisees to sell our products in stores to customers and further disruption to in-store sales, the delay of, and potential increased costs related to, inventory production and fulfillment and potential incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses. Federal, state and local authorities have recommended social distancing and have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures for all non-essential businesses in certain jurisdictions. Many of our franchisees are located in retail locations classified as non-essential, and, as a result, traffic to our franchised stores and demand for our products have declined and our sales have materially decreased, sometimes to zero where retail stores have been required to close. Consequently, our earnings and liquidity have been, and we expect that they will continue to be, negatively impacted as a result. COVID-19 also impacted, and we expect that it will continue to impact, our supply chain, particularly as a result of mandatory shutdowns in locations where our suppliers are located. As a result, we may experience out-of-stocks and lost sales. Due to decreased demand and stay-at-home orders issued by the State of Colorado, our domestic manufacturing and warehouse employees are working fewer hours and most of our administrative employees are working remotely. We may be forced to close additional locations, or extend the closure of currently closed locations for reasons such as the health of our employees and further federal, state or local orders impacting our operations.

Difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income, increased and prolonged unemployment or a further decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our premium products to lower-priced products offered by us or other companies, negatively impacting our net sales and margins. Softer consumer demand for our products, particularly in the United States, could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated net sales revenues are concentrated in the United States, where the COVID-19 pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions in the United States, including as a result of the COVID-19 pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity, which would adversely impact our business, including by increasing our costs of future borrowing and harming our ability to refinance our debt in the future on acceptable terms or access the capital markets, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our line of credit and absent a waiver or amendment from the lender, the outstanding borrowings on our line of credit may become immediately due.

In addition, the coronavirus pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to our stores and our franchisees’ stores. Many governmental authorities in the United States have required that restaurants and retailers close or cease onsite service, which has negatively impacted and we expect will continue to negatively impact in-store sales of our and our franchisees’ products. Other locations have also implemented closures and/or modified their hours, either voluntarily or as a result of governmental orders or quarantines. Such closures have continued through the date of this Annual Report and we currently expect that they may continue for an unknown period. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on in-store traffic and, in turn, our business. Even if such measures are not implemented and COVID-19 does not spread more significantly, or if after the pandemic has initially subsided, fear of re-occurrence or the perceived risk of infection or health risk may adversely affect traffic to our and our franchisees’ stores and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if any self-imposed or governmental changes are in place for a significant amount of time.

Moreover, our operations could be disrupted by our employees or employees of our business partners, including our supply chain partners, being diagnosed with COVID-19 or suspected of having COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our or their facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work or if we or our business partners are required to close our or their manufacturing facilities, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic, our operations, including manufacturing and distribution capabilities, may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

In addition to the foregoing, we have experienced, or are likely to experience, the following adverse impacts from the COVID-19 pandemic:

●	A large number of franchise store closures, with no assurance that franchise stores have the liquidity to maintain or resume operations when it is safe and they are permitted to do so.
●

“Shelter in place” and other similar mandated or suggested isolation protocols, which have disrupted, and could continue to disrupt, our Company-owned stores and franchisees’ stores via store closures or reduced operating hours and decreased retail traffic.

●	An increase in costs associated with maintaining a safe workplace until at least such time as the public health crisis subsides.
●	All of our Company-owned stores have been closed or are operating under extreme restrictions.
●	Our suppliers have faced similar impacts to their business.
●

We may experience the failure of our wholesale customers, including our franchisees, to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19.

●

The impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products.

●	There may not be demand for the inventory we have on hand, which may spoil or expire before we are able to sell it.
●	We may be unable to realize the expected benefits of our tangible and intangible assets.
●	Our success in attempting to reduce operating costs and conserve cash.
●	Our franchisees’ inability to obtain rent and other relief from landlords with respect to closed stores, which may involve litigation or other disruptions.
●

The risk that even after the pandemic has initially subsided, fear of COVID-19 re-occurrence could cause customers to avoid public places where our stores and those of our franchisees are located such as malls and outlets.

●

We may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations.

The COVID-19 pandemic is ongoing and the extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, which could impact consumer confidence and spending and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, all of which are highly uncertain and make it difficult to forecast any effects on our results of operations for FY 2021 and in subsequent years. The nature of the COVID-19 pandemic makes it impossible to predict how our business and operations will be affected in the near and long term. However, we currently expect our results of operations for FY 2021 to be significantly and negatively affected.

General Economic Conditions Could Have a Material Adverse Effect on our Business, Results of Operations and Liquidity or our Franchisees, with Adverse Consequences to Us.

Consumer purchases of discretionary items, including our products, generally decline during weak economic periods, such as the current economic downturn caused by the COVID-19 pandemic, and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions, including employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, public health, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of discretionary products altogether.

Economic weakness could have a material effect on our results of operations, liquidity and capital resources. It could also impact our ability to fund growth and/or result in us becoming more reliant on external financing, the availability and terms of which may be uncertain. In addition, a weak economic environment may exacerbate the other risks noted below.

We rely in part on our franchisees and the manner in which they operate their stores to develop and promote our business. It is possible, especially in light of the COVID-19 pandemic, that some franchisees could file for bankruptcy, become delinquent in their payments to us, or simply shut down which could have a significant adverse impact on our business due to loss or delay in payments of royalties, contributions to our marketing fund and other fees.

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

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers and our Largest Customer Declared Bankruptcy During FY 2020.

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

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at February 29, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future. During FY 2020, the Company recognized an estimated loss of $230,384 associated with inventory specific to FTD as the Company determined that it was probable that a loss on certain inventory would be realized.

Revenue from FTD represented approximately $1.5 million or 5% of our total revenues during the year ended February 29, 2020 compared to revenue of approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019. Our future results may be adversely impacted by further decreases in the purchases of this customer or the loss of this customer entirely.

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

The Financial Performance of Our Franchisees Can Negatively Impact Our Business.

Our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing fund, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of stores and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Rocky Mountain Chocolate Factory stores or U-Swirl cafés. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised stores, which during FY 2020, and potentially in subsequent years, could exceed levels experienced in recent years, especially as a result of the COVID-19 pandemic, would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced by Third Parties Could Adversely Affect Our Operations.

In FY 2020, approximately 46% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 51% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 3% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and had an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results at Rocky Mountain Chocolate Factory franchise stores have fluctuated as follows: (a) from (2.9%) to 1.6% for annual results; and (b) from (4.6%) to 2.9% for quarterly results. During the past five fiscal years, same store sales results at U-Swirl franchise stores have fluctuated as follows: (a) from (4.3%) to 1.3% for annual results; and (b) from (8.6%) to 8.7% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations.

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

We Own 100% of the Operations of U-Swirl, Which Has a History of Losses and May Continue to Report Losses in the Future.

In January 2013, we obtained a controlling ownership interest in U-Swirl, Inc. (“SWRL”). This interest was the result of a transaction designed to create a self-serve frozen yogurt company through the combination of three formerly separate self-serve frozen yogurt retailers (U-Swirl, Yogurtini and Aspen Leaf Yogurt). SWRL has historically reported net losses. In February 2016, we foreclosed on the all of the outstanding common stock of U-Swirl (the operating subsidiary of SWRL) in full satisfaction of the obligations under a loan agreement between us and SWRL, pursuant to which U-Swirl became a wholly-owned subsidiary of the Company. If U-Swirl is not profitable in the future, those operating losses could have a material adverse effect on our overall results of operations.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 29, 2020 and February 28, 2019 was $153,000 and $140,000, respectively.

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

All of our manufacturing operations are located in Durango, Colorado. Disruption to our manufacturing operations or our supply chain could result from a number of factors, including: natural disaster, pandemic outbreak of disease, weather, fire or explosion, terrorism or other acts of violence, labor strikes or other labor activities, unavailability of raw or packaging materials, and operational and/or financial instability of key suppliers and other vendors or service providers. We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur. However, if we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted. Local State of Colorado health orders issued in response to COVID-19 have impacted, and are likely to continue to impact, our manufacturing operations. Specifically, social distancing recommendations and requirements have had an impact on how many employees can be engaged in production activities. If these requirements are in place for an extended period of time we may realize additional constraints upon production capacity.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. As of the date hereof, many states and the District of Columbia have set a minimum wage level higher than the federal minimum wage, including Colorado, where we employ the majority of our employees and minimum wage as of the date hereof is $12.00. We may be unable to increase our prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected.

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

●

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, pandemics, public health crises, acts of war and responses to such events.

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

Our Quarterly Dividend has Been Suspended and Our Decision to Pay Dividends on our Common Stock in the Future is Subject to the Discretion of our Board of Directors.

We have in the past made a regular quarterly cash dividend to our common stockholders. However, the payment of future dividends on our common stock will be subject to the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as our Board of Directors may in its discretion consider relevant and in the best long-term interest of stockholders. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock. For example, on May 11, 2020, we announced that the Board of Directors has decided to suspend our first quarter of FY2021 cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders. There is no assurance that we will resume dividend payments in the future, or if we do, at the same levels as declared in the past. For additional information on our payments of dividends, see "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" under Part II of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2020, our factory produced approximately 1.93 million pounds of chocolate candies, which was a decrease of approximately 11.9% from the approximately 2.19 million pounds produced in FY 2019. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303.

As of February 29, 2020, the Company had obligations for two non-cancelable leases of five to ten years for Rocky Mountain Chocolate Factory Company-owned stores having varying expiration dates from July 2021 to January 2026, one of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 1,600 to 3,000 square feet and have varying expiration dates from April 2024 to September 2024, some of which contain optional five or 10-year renewal rights. We currently have two café leases in place, which range between $6,600 and $8,400 per month, exclusive of common area maintenance charges and taxes.

For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 10 “Leasing Arragements” to our consolidated financial statements included in Item 8 of this Annual Report.

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

Holders

On May 11, 2020, there were approximately 400 record holders of our common stock. We believe that there are significantly more beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 13, 2020 to stockholders of record on February 28, 2020. On May 11, 2020, the Company announced that the Board of Directors has decided to suspend its first quarter of FY2021 cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders. There is no assurance that we will resume dividend payments in the future, or if we do, at the same levels as declared in the past.

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

Stock Repurchase Program

On July 15, 2014, the Company publicly announced a plan to purchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any common stock under the repurchase plan during FY 2020. As of February 29, 2020, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2016 through 2020, are derived from the consolidated financial statements of the Company, which have been audited by Plante & Moran, PLLC, our independent registered public accounting firm during the fiscal year ended February 28, 2019 and February 29, 2020, or EKS&H LLLP, our independent registered public accounting firm for the fiscal years ended February 28 or 29, 2016 through 2018. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

All material inter-Company balances have been eliminated upon consolidation.

(Amounts in thousands, except per share data)

	Fiscal Years Ended February 28 or 29,
	2020	2019	2018	2017	2016
Selected Statement of Operations Data
Total revenues	$31,850	$34,545	$38,075	$38,296	$40,457
Operating income	1,392	3,006	5,221	5,524	3,713
Net income	$1,034	$2,239	$2,964	$3,450	$4,426

Basic Earnings per Common Share	$0.17	$0.38	$0.50	$0.59	$0.75
Diluted Earnings per Common Share	$0.17	$0.37	$0.50	$0.58	$0.73
Weighted average common shares outstanding	5,986	5,931	5,884	5,843	5,894
Weighted average common shares outstanding, assuming dilution	6,255	5,983	5,980	5,994	6,095
Selected Balance Sheet Data
Working capital	$8,005	$9,530	$7,364	$7,091	$7,433
Total Assets	27,817	26,222	28,941	29,418	30,316
Long-term debt	-	-	1,176	2,529	3,831
Stockholders' equity	19,356	20,390	19,557	18,829	18,479

Cash Dividend Declared per Common Share	$0.48	$0.48	$0.48	$0.48	$0.48

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in selected locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of March 31, 2020, there were two Company-owned, 98 licensee-owned and 237 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2020, U-Swirl operated three Company-owned stores and 59 franchised and 25 licensed stores located in 25 states and Qatar. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020, we entered into a long-term strategic alliance with Edible Arrangements, LLC and its affiliates (“Edible”) whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible will also be responsible for all ecommerce marketing and sales from the Rocky Mountain corporate website and the broader Rocky Mountain ecommerce ecosystem.

Current Trends and Outlook

As discussed in more detail throughout this Annual Report, we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (COVID-19), including the vast mandated self-quarantines and closures of non-essential business throughout the United States and internationally. Nearly all stores have been directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with forecasted amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees.

In addition, the Board of Directors has decided to suspend our first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders.

During this challenging time, our foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to our already stringent practices for the quality and safety of our confections, we are diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. COVID-19 has had an unprecedented impact on our industry as containment measures continue to escalate. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. Our current focus is on supporting our franchisees and licensees during this challenging time and driving growth in our online sales, especially in light of our ecommerce licensing agreement with Edible, as discussed below, while also sensibly managing costs. The number of our and our franchisee’s stores remaining open may change frequently and significantly due to the ever-changing nature of the outbreak.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize our liquidity as we navigate the current landscape. These actions include significantly reducing our operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, we have drawn down the full amount under our line of credit and we have received a loan under the Paycheck Protection Program (the “PPP”). The receipt of funds under the PPP has allowed us to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. While we believe we have sufficient liquidity with our current cash position, we will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.”

It is not possible to predict the consequences of current events on the outcome of results in the future. In addition to the steps described above, the Company, Management and the Board of Directors may take additional actions as a result of current events related to COVID-19. Continued or prolonged disruption to the economy may result in, among other things: an increase in expense associated with obsolete inventory, an increase in bad debt expense, expense associated with the impairment of long-lived assets and intangible assets, an increase in store closures, and a decrease in new store openings.

The Company has been focused on employee safety and implementing steps to improve safety. The Company has been monitoring the frequently changing guidance on best safety practices and is rapidly integrating safety measures into the working environment. Most of our office and administrative staff are working remotely. The nature of our production environment necessitates that most production employees must be on site to perform their job duties. The current trends and the lack of definitive guidance on how to best improve the safety of a production environment may make it difficult for us to hire and retain production employees.

The financing that our franchisees have historically relied upon was substantially affected by the changes in banking and lending requirements in the years after the global recession of 2008-2009. Limited financing alternatives for domestic franchise growth led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2020 and we expect to continue into the foreseeable future.

Going forward in FY 2021, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including our strategic alliance with Edible to reduce our dependence on domestic brick-and-mortar retail.

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

The most important factors in continued growth in our earnings are ongoing online revenue growth, which we expect to continue to increase as a result of our strategic alliance with Edible, unit growth, increased same store sales and increased same store pounds purchased from the factory.

Our ability to successfully achieve growth as a result of our strategic alliance with Edible depends on many factors not within our control, including customer receptiveness to our products, Edible franchisee’s receptiveness to our products, logistical considerations and technological integration. Our ability to successfully achieve expansion of our franchise systems depends on many factors not within our control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2020, same store pounds purchased from the factory by franchised and co-branded licensed stores decreased approximately 5.7% in the first quarter, decreased approximately 5.0% in the second quarter, decreased approximately 3.6% in the third quarter, decreased approximately 5.3% in the fourth quarter, and decreased 4.6% overall in FY 2020 as compared to the same periods in FY 2019.

We have expanded co-branding as a way to offset low franchise growth through a relationship with Cold Stone Creamery. We have additionally developed co-branded locations through U-Swirl brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 29, 2020, Cold Stone licensees operated 98 co-branded locations, our U-Swirl franchisees operated 7 co-branded locations and we have co-branded 3 of our Company-owned cafés.

Results of Operations

Fiscal 2020 Compared To Fiscal 2019

Results Summary

Basic earnings per share decreased 55.3% from $0.38 per share in FY 2019 to $0.17 per share in FY 2020. Revenues decreased 7.8% from $34.5 million for FY 2019 to $31.8 million for FY 2020. Operating income decreased 53.7% from $3.0 million in FY 2019 to $1.4 million in FY 2020. Net income decreased 53.8% from $2.2 million in FY 2019 to $1.0 million in FY 2020. The decreases in operating income and net income were due primarily to costs associated with the Company’s previously announced review of strategic alternatives, which formally concluded upon the Company’s entry into the strategic alliance with Edible, costs associated with a stockholder’s contested solicitation of proxies, which was terminated in December 2019, and costs associated with the bankruptcy of the Company’s largest customer.

Revenues

($'s in thousands)	For the Year Ended February 28 or 29,		$	%
	2020	2019	Change	Change
Factory sales	$21,516.5	$24,179.5	$(2,663.0)	(11.0)%
Retail sales	3,202.5	3,384.3	(181.8)	(5.4)%
Franchise fees	325.0	335.0	(10.0)	(3.0)%
Royalty and marketing fees	6,805.8	6,646.6	159.2	2.4%
Total	$31,849.8	$34,545.4	$(2,695.6)	(7.8)%

Factory Sales

The decrease in factory sales for FY 2020 versus FY 2019 was primarily due to a 40.2% decrease in shipments of product to customers outside our network of franchise and licensed retail locations. The decrease in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of product rationalization and a decline in revenue associated with products no longer offered for sale and a decrease in purchases by the Company’s largest customer. Purchases by the Company’s largest customer, FTD, were approximately $1.5 million, or 4.7%, of the Company’s revenues during FY 2020, compared to $3.1 million, or 9.1% of the Company’s revenues during FY 2019. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 4.6% in FY 2020, compared FY 2019.

We expect business disruptions resulting from efforts to contain the rapid spread of COVID-19, including the vast mandated self-quarantines and closures of non-essential business throughout the United States. This trend is expected to negatively impact, among other things, retail traffic and factory sales as a result, retail sales, franchise fees and royalty and marketing fees.

Retail Sales

The decrease in retail sales was primarily due to changes in retail units in operation resulting from the closure of certain underperforming Company-owned locations. Same store sales at all Company-owned stores and cafés increased 1.6% during FY 2020 compared with FY 2019.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees for FY 2020 compared to FY 2019 was primarily due to an increase in royalty revenue associated with the Company’s purchase-based royalty structure, whereby stores incur a higher effective royalty rate when they purchase less product form us and a lower effective royalty when they purchase more product from us. This increase was partially offset by a 6.6% decrease in domestic franchise units in operation. The average number of total franchise stores in operation decreased from 288 during FY 2019 to 269 during FY 2020. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at all franchise stores and cafés in operation increased 0.7% during FY 2020 compared to FY 2019. Franchise fee revenues decreased in FY 2020 compared to FY 2019 primarily as a result of fewer units in operation and less revenue associated with those franchise agreements.

COSTS AND EXPENSES

Cost of Sales

	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2020	2019	Change	Change

Cost of sales - factory	$17,091.1	$19,360.5	$(2,269.4)	(11.7)%
Cost of sales - retail	1,123.8	1,239.0	(115.2)	(9.3)%
Franchise costs	1,882.2	1,980.8	(98.6)	(5.0)%
Sales and marketing	1,922.6	2,210.8	(288.2)	(13.0)%
General and administrative	5,736.0	3,432.6	2,303.4	67.1%
Retail operating	1,791.7	1,934.9	(143.2)	(7.4)%
Total	$29,547.4	$30,158.6	$(611.2)	(2.0)%

Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$4,425.4	$4,819.0	$(393.6)	(8.2)%
Retail gross margin	2,078.7	2,145.3	(66.6)	(3.1)%
Total	$6,504.1	$6,964.3	$(460.2)	(6.6)%

Gross Margin	For the Year Ended
	February 28 or 29,		%	%
	2020	2019	Change	Change
(Percent)
Factory gross margin	20.6%	19.9%	0.7%	3.5%
Retail gross margin	64.9%	63.4%	1.5%	2.4%
Total	26.3%	25.3%	1.0%	4.0%

Adjusted Gross Margin	For the Year Ended
(a non-GAAP measure)	February 28 or 29,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$4,425.4	$4,819.0	$(393.6)	(8.2)%
Plus: depreciation and amortization	597.4	555.9	41.5	7.5%
Factory adjusted gross margin	5,022.8	5,374.9	(352.1)	(6.6)%
Retail gross margin	2,078.7	2,145.3	(66.6)	(3.1)%
Total Adjusted Gross Margin	$7,101.5	$7,520.2	$(418.7)	(5.6)%

Factory adjusted gross margin	23.3%	22.2%	1.1%	5.0%
Retail gross margin	64.9%	63.4%	1.5%	2.4%
Total Adjusted Gross Margin	28.7%	27.3%	1.4%	5.1%

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

Cost of Sales and Gross Margin

Factory gross margin increased 70 basis points during FY 2020 compared to FY 2019 due primarily to improvements to margins resulting from product rationalization mostly offset by charges associated with costs of excess capacity and an estimated loss on inventory associated with the bankruptcy of FTD, the Company’s largest customer. The increase in retail gross margins was primarily the result of the closure of underperforming Company-owned locations during the prior fiscal year.

Franchise Costs

The decrease in franchise costs for FY 2020 compared to FY 2019 was due primarily to a decrease in legal and professional fees in FY 2020 compared to FY 2019. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 26.4% during FY 2020 from 28.4% during FY 2019. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of the decrease in franchise costs.

Sales and Marketing

The decrease in sales and marketing costs during FY 2020 compared to FY 2019 was primarily due to planned cost reductions as a result of fewer domestic franchise units in operation.

General and Administrative

The increase in general and administrative costs during FY 2020 compared to FY 2019 was due to higher professional fees associated with the Company’s previously announced process to explore and review strategic alternatives, which formally concluded upon the Company’s entry into the Strategic Alliance, and costs associated with a stockholder’s contested solicitation of proxies, which was terminated in December 2019. During FY 2020, the Company incurred approximately $2,271,000 of one-time costs associated with the review of strategic alternatives and the contested solicitation of proxies, compared with no comparable costs incurred during FY 2019. As a percentage of total revenues, general and administrative expenses increased to 18.1% in FY 2020 compared to 9.9% in FY 2019.

Retail Operating Expenses

Retail operating expenses decreased during FY 2020 compared to FY 2019, as a result of the closure of certain underperforming Company-owned units in the prior fiscal year. Retail operating expenses, as a percentage of retail sales, decreased to 55.9% during FY 2020 from 57.2% during FY 2019. This is primarily the result of a change in units in operation.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $895,000 during FY 2020, a decrease of 22.4% from $1,154,000 incurred during FY 2019. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 7.5% from $556,000 during FY 2019 to $597,000 during FY 2020. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest income was $10,700 in FY 2020 compared to net interest expense of $50,300 in FY 2019. This change was the result of lower average outstanding debt from a promissory note entered into in January 2014 to fund business acquisitions by U-Swirl.

Income Tax Expense

Our effective income tax rate for FY 2020 was 26.3%, compared to 24.2% FY 2019. This change was primarily the result of higher state income taxes recognized during FY 2020, compared to FY 2019.

Fiscal 2019 Compared To Fiscal 2018

A discussion of our results of operations for FY 2019 in comparison to FY 2018 has been omitted from this Annual Report, but can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019, filed with the SEC on May 15, 2018, as amended by our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2019, filed with the SEC on June 28, 2019, which are available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.rmcf.com).

Liquidity and Capital Resources

As discussed below, we have taken several defensive measures to maximize liquidity in response to the COVID-19 pandemic, including the suspension of our cash dividend, reducing expenses, extending payment terms with vendors, reducing production volume and deferring discretionary capital expenditures. Based on these actions, we believe that cash flows from operations and our cash and cash equivalents on hand, will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 outbreak. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

As of February 29, 2020, working capital was $8.0 million compared with $9.5 million as of February 28, 2019. The decrease in working capital was due primarily to our operating results less the payment of $2.9 million in cash dividends, $1.2 million in debt repayments and the purchase of $984,000 of property and equipment. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders.

Cash and cash equivalent balances decreased from $5.4 million as of February 28, 2019 to $4.8 million as of February 29, 2020 as a result of cash flows generated by operating activities being less than cash flows used in financing and investing activities. Our current ratio was 2.4 to 1.0 at February 29, 2020 compared to 3.0 to 1.0 at February 28, 2019. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2020, we had net income of $1.0 million. Operating activities provided cash of $4.4 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.5 million, an increase in accounts payable of $1.2 million and stock compensation expense of $809,000. During FY 2019, we had net income of $2.2 million. Operating activities provided cash of $4.0 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.7 million and stock compensation expense of $520,000.

During FY 2020, investing activities used cash of $911,000, primarily due to the purchases of property and equipment of $984,000 the result of investment in factory infrastructure improvements, partially offset by proceeds received on notes receivable of $146,000. In comparison, investing activities used cash of $506,000 during FY 2019 primarily due to the purchases of property and equipment of $614,000 the result of investment in factory infrastructure improvements, partially offset by proceeds received on notes receivable of $102,000.

Financing activities used cash of $4.0 million during FY 2020 and used cash of $4.2 million during the prior year. The decrease in cash used in financing activities was primarily due to lower payments towards debt service, the result of the final payment being made in January 2020.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of February 29, 2020. On March 16, 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (3.8% at February 29, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 29, 2020, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms.

PPP Loan

On April 13, 2020 and April 20, 2020, the Company entered into a Loan Agreements and Promissory Notes (collectively the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. The SBA Loans are scheduled to mature on April 14 and April 20, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The SBA Loans contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loans may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the SBA Loans primarily for payroll costs. No assurance can be given that the Company will be granted forgiveness of the SBA Loans in whole or in part.

Contractual Obligations

The table below presents significant contractual obligations of the Company at February 29, 2020.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Operating leases	$2,192	$702	$1,033	$412	$45
Purchase contracts	274	274	-	-	-
Other long-term obligations	96	75	21	-	-
Total	$2,562	$1,051	$1,054	$412	$45

The Company made an average of $714,000 per year in capital expenditures during the three fiscal years ended February 29, 2020. For FY 2021, as a result of the impacts of COVID-19 and the uncertainty it has created within our business, we have suspended nearly all capital expenditures and we are currently unable to anticipate what capital expenditures, if any, will be made during FY 2021.

Off-Balance Sheet Arrangements

As of February 29, 2020, we had purchase obligations of approximately $274,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Accounts and Notes Receivable - In the normal course of business, we extend credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. We believe that we have a limited concentration of credit risk primarily because our receivables are secured by the assets of the franchisees to which we ordinarily extend credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which we perform our analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. We may experience the failure of our wholesale customers, including our franchisees, to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19.

We recorded an average expense of approximately $169,300 per year for potential uncollectible accounts over the three fiscal years ended February 29, 2020. Write-offs of uncollectible accounts net of recoveries averaged approximately $135,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three fiscal years, the allowances for doubtful notes and accounts have ranged from 10.0% to 13.6% of gross receivables.

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

Inventories - Our inventories are stated at the lower of cost or net realizable value and are reduced for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such reduction is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, further inventory adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three fiscal years ended February 29, 2020, the Company recorded expense averaging $312,200 per year for potential inventory losses, or approximately 1.6% of total cost of sales for that period.

Consolidation – The consolidated financial statements in this Annual Report include the accounts of the Company and its subsidiaries. On January 14, 2013 we acquired a controlling interest in U-Swirl. Prior to January 14, 2013, our consolidated financial statements exclude the financial information of U-Swirl. Beginning on January 14, 2013 and continuing through February 29, 2020, the results of operations, assets and liabilities of U-Swirl have been included in our consolidated financial statements. All material inter-Company balances have been eliminated upon consolidation.

Goodwill – Goodwill consists of the excess of purchase price over the fair market value of acquired assets and liabilities. Effective March 1, 2002, under ASC Topic 350, all goodwill with indefinite lives is no longer subject to amortization. ASC Topic 350 requires that an impairment test be conducted annually or in the event of an impairment indicator. We previously entered into a loan and security agreement with SWRL to cover the purchase price and other costs associated with acquisitions of SWRL (the “SWRL Loan Agreement”). Borrowings under the SWRL Loan Agreement were secured by all of the assets of SWRL, including all of the outstanding stock of its wholly-owned subsidiary, U-Swirl. As a result of certain defaults under the SWRL Loan Agreement, we issued a demand for payment of all obligations under the SWRL Loan Agreement. On February 29, 2016, RMCF repossessed all stock in U-Swirl pledged as collateral on the SWRL Loan Agreement. Our testing and impairment is described in Note 7 to the financial statements. We may be required to revise certain accounting estimates and judgments related to Goodwill as a result of the COVID-19 pandemic and its impact on economic conditions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 29, 2020 and February 28, 2019, the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended February 29, 2020; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 19 to the financial statements, the effects of COVID-19 are significantly impacting the Company’s financial results and liquidity. Management’s evaluation of the ongoing effects of COVID-19 and management’s plans to mitigate these matters are also described in Note 19.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2004.

Boulder, Colorado

May 29, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended February 28, 2018; and the related notes (collectively referred to as the “financial statements”) of Rocky Mountain Chocolate Factory, Inc. (the “Company”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EKS&H LLLP

May 15, 2018

Denver, Colorado

We began service as the Company’s auditor in 2004. In 2019 we became the predecessor auditor.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2020	2019	2018
Revenues
Sales	$24,718,968	$27,563,794	$30,167,760
Franchise and royalty fees	7,130,828	6,981,653	7,906,935
Total Revenue	31,849,796	34,545,447	38,074,695

Costs and Expenses
Cost of sales	18,214,896	20,599,551	21,176,711
Franchise costs	1,882,185	1,980,781	2,097,555
Sales and marketing	1,922,650	2,210,800	2,489,483
General and administrative	5,735,971	3,432,618	3,904,560
Retail operating	1,791,689	1,934,891	2,389,296
Depreciation and amortization, exclusive of depreciation and amortization expense of $597,430, $555,926, and $523,034, respectively, included in cost of sales	895,395	1,153,873	796,221
Costs associated with Company-owned store closures	15,400	226,981	-
Total costs and expenses	30,458,186	31,539,495	32,853,826

Income from Operations	1,391,610	3,005,952	5,220,869

Other Income (Expense)
Interest expense	(19,016)	(70,787)	(121,244)
Interest income	29,738	20,496	24,578
Other income (expense), net	10,722	(50,291)	(96,666)

Income Before Income Taxes	1,402,332	2,955,661	5,124,203

Income Tax Provision	368,500	716,862	2,160,295

Consolidated Net Income	$1,033,832	$2,238,799	$2,963,908

Basic Earnings per Common Share	$0.17	$0.38	$0.50
Diluted Earnings per Common Share	$0.17	$0.37	$0.50

Weighted Average Common Shares Outstanding - Basic	5,986,371	5,931,431	5,884,337
Dilutive Effect of Employee Stock Awards	268,972	51,207	96,099
Weighted Average Common Shares Outstanding - Diluted	6,255,343	5,982,638	5,980,436

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28 OR 29,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$4,822,071	$5,384,027
Accounts receivable, less allowance for doubtful accounts of $638,907 and $489,502, respectively	4,049,959	3,993,262
Notes receivable, current portion	160,700	110,162
Refundable income taxes	418,319	190,201
Inventories	3,750,978	4,270,357
Other	409,703	318,126
Total current assets	13,611,730	14,266,135

Property and Equipment, Net	5,938,013	5,786,139

Other Assets
Notes receivable, less current portion	289,515	281,669
Goodwill, net	1,046,944	1,046,944
Franchise rights, net	3,047,688	3,678,920
Intangible assets, net	498,393	498,337
Deferred income taxes	630,078	607,421
Lease right of use asset	2,698,765	-
Other	56,262	56,576
Total other assets	8,267,645	6,169,867

Total Assets	$27,817,388	$26,222,141

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$-	$1,176,488
Accounts payable	2,241,506	897,074
Accrued salaries and wages	716,860	655,853
Gift card liabilities	609,842	742,289
Other accrued expenses	316,751	293,094
Dividend payable	722,344	714,939
Contract liabilities	195,658	256,094
Lease liability	803,861	-
Total current liabilities	5,606,822	4,735,831

Lease Liability, Less Current Portion	1,894,904	-
Contract Liabilities, Less Current Portion	960,151	1,096,478

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding Series A Junior Participating Preferred Stock; 50,000 authorized; -0- shares issued and outstanding	-	-
Undesignated series; 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,019,532 shares and 5,957,827 shares issued and outstanding, respectively	6,020	5,958
Additional paid-in capital	7,459,931	6,650,864
Retained earnings	11,889,560	13,733,010

Total stockholders' equity	19,355,511	20,389,832

Total Liabilities and Stockholders' Equity	$27,817,388	$26,222,141

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2020	2019	2018
Common Stock
Balance at beginning of year	$5,958	$5,903	$5,854
Issuance of common stock	23	6	5
Equity compensation, restricted stock units	39	49	44
Balance at end of year	6,020	5,958	5,903

Additional Paid-In Capital
Balance at beginning of year	6,650,864	6,131,147	5,539,357
Issuance of common stock	210,951	55,971	59,095
Equity compensation, restricted stock units	598,116	463,746	532,695
Balance at end of year	7,459,931	6,650,864	6,131,147

Retained Earnings
Balance at beginning of year	13,733,010	13,419,553	13,283,646
Net income attributable to RMCF stockholders	1,033,832	2,238,799	2,963,908
Cash dividends declared	(2,877,282)	(2,851,271)	(2,828,001)
Adoption of ASC 606[1]	-	925,929	-
Balance at end of year	11,889,560	13,733,010	13,419,553

Total Stockholders' Equity	19,355,511	20,389,832	19,556,603

Common Shares
Balance at beginning of year	5,957,827	5,903,436	5,854,372
Issuance of common stock	22,870	5,333	5,000
Equity compensation, restricted stock units	38,835	49,058	44,064
Balance at end of year	6,019,532	5,957,827	5,903,436

1 Refer to Note 3 for information on the adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2020	2019	2018
Cash Flows From Operating Activities
Net Income	$1,033,832	$2,238,799	$2,963,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,492,825	1,709,799	1,319,255
Provision for obsolete inventory	360,614	325,478	166,868
Provision for loss on accounts and notes receivable	197,830	155,600	225,858
Costs associated with Company-owned store closures	15,400	67,822	-
Loss on sale or disposal of property and equipment	11,174	36,024	38,496
Expense recorded for stock compensation	809,129	519,772	591,839
Deferred income taxes	(22,657)	(78,934)	23,411
Changes in operating assets and liabilities:
Accounts receivable	(453,816)	(390,663)	(229,948)
Refundable income taxes	(228,118)	157,544	(295,000)
Inventories	297,306	41,310	(365,323)
Other current assets	(91,577)	(8,225)	(54,091)
Accounts payable	1,205,891	(545,588)	96,491
Accrued liabilities	(47,783)	(84,191)	242,578
Contract liabilities	(184,232)	(129,527)	33,270
Net cash provided by operating activities	4,395,818	4,015,020	4,757,612

Cash Flows from Investing Activities
Addition to notes receivable	-	-	(14,293)
Proceeds received on notes receivable	146,455	102,256	230,637
Purchase of intangible assets	(75,000)	-	(8,508)
Proceeds from (cost of) sale or distribution of assets	763	13,498	(7,926)
Purchases of property and equipment	(983,941)	(613,786)	(544,956)
(Increase) decrease in other assets	314	(8,140)	5,529
Net cash used in investing activities	(911,409)	(506,172)	(339,517)

Cash Flows from Financing Activities
Payments on long-term debt	(1,176,488)	(1,352,821)	(1,302,432)
Dividends paid	(2,869,877)	(2,844,984)	(2,821,874)
Net cash used in financing activities	(4,046,365)	(4,197,805)	(4,124,306)

Net Decrease in Cash and Cash Equivalents	(561,956)	(688,957)	293,789

Cash and Cash Equivalents, Beginning of Period	5,384,027	6,072,984	5,779,195

Cash and Cash Equivalents, End of Period	$4,822,071	$5,384,027	$6,072,984

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

U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt.”

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

In FY 2020, we entered into a long-term strategic alliance with Edible Arrangements®, LLC and its affiliates (“Edible”) whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible Arrangement locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible will also be responsible for all ecommerce marketing and sales from the Rocky Mountain corporate website and the broader Rocky Mountain ecommerce ecosystem. In January 2020 the founder of Edible was elected to the Company’s Board of Directors pursuant to a vote by stockholders held at the Company’s Annual Meeting of Stockholders.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 29, 2020:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	2	176	178
International license stores	1	61	62
Cold Stone Creamery - co-branded	5	98	103
U-Swirl (Including all associated brands)
Company-owned stores	-	1	1
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	73	74
Franchise stores - Domestic - co-branded	-	7	7
International license stores	-	2	2
Total	9	423	432

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $4.3 million at February 29, 2020.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts and Notes Receivable

In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 29, 2020, the Company had $450,215 of notes receivable outstanding and an allowance for doubtful accounts of $0 associated with these notes, compared to $391,831 of notes receivable outstanding and an allowance for doubtful accounts of $0 at February 28, 2019. The notes require monthly payments and bear interest rates ranging from 4.5% to 6%. The notes mature through November 2023 and approximately $293,000 of notes receivable are secured by the assets financed. We may experience the failure of our wholesale customers, including our franchisees, to whom we extend credit to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is adjusted for obsolete, damaged and excess inventories to the lower of cost or net realizable value based on actual differences. The inventory value is determined through analysis of items held in inventory, and, if the recorded value is higher than the market value, the Company records an expense to reduce inventory to its actual market value. The process by which the Company performs its analysis is conducted on an item by item basis and takes into account, among other relevant factors, market value, sales history and future sales potential. Cost is determined using the first-in, first-out method.

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

Income Taxes

The Company provides for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. Due to historical U-Swirl losses, prior to FY 2016 the Company established a full valuation allowance on the Company’s deferred tax assets. During FY 2016 the Company took possession of the outstanding equity in U-Swirl. As a result of the Company’s ownership increasing to 100%, the Company began filing consolidated income tax returns in FY 2017. Because of this change, the Company has recognized the full value of deferred tax assets that had full valuation allowances prior to FY 2016. During the fourth quarter of FY 2017 the Company further evaluated the value of deferred tax assets and determined that the assets are restricted due to a limitation on the deductibility of future losses in accordance with Section 382 of the Internal Revenue Code as a result of the foreclosure transaction. The Company's temporary differences are listed in Note 14.

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

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company has historically accumulated gift card liabilities and has not recognized breakage associated with the gift card liability. The adoption of ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”) during FY 2019 requires the use of the “proportionate” method for recognizing breakage, which the Company has not historically utilized. Upon adoption of ASC 606 the Company began recognizing breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $609,842 and $742,289 at February 29, 2020 and February 28, 2019, respectively. The Company recognized breakage of $168,090 and $139,188 during FY 2020 and FY 2019, respectively. See Note 3 to the financial statements for a complete description of the adjustments recorded upon the adoption of ASC 606.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill arose primarily from two transaction types. The first type was the purchase of various retail stores, either individually or as a group, for which the purchase price was in excess of the fair value of the assets acquired. The second type was from business acquisitions, where the fair value of the consideration given for acquisition exceeded the fair value of the identified assets net of liabilities.

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During FY 2020 the impairment test was completed during the three months ended February 29, 2020 (the fourth quarter). Recoverability of goodwill is evaluated through comparison of the fair value of each of the Company’s reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company’s goodwill is further described in Note 7 to the financial statements.

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

Sales

Sales of products to franchisees and other customers are recognized when the products are shipped or at the time of delivery when the Franchisee or other customer takes ownership and assumes risk of loss, collection is reasonably assured, persuasive evidence of a contract with a customer exists, and the sales price is fixed or determinable. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer. Sales of products to franchisees and other customers are made at standard prices, without any bargain sales of equipment or supplies. Sales of products at retail stores are recognized at the time of sale.

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

Franchise and Royalty Fees

Beginning in FY 2019, upon adoption of ASC 606, the Company began recognizing franchise fees over the term of the associated franchise agreement, which is generally a period of 10 to 15 years. Prior to FY 2019, franchise fee revenue was recognized upon opening of the franchise store. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. The Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. Royalty fees for U-Swirl cafés are based on the rate defined in the acquired contracts for the franchise rights and range from 2.5% to 6% of gross retail sales.

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

Revenue from FTD represented approximately $1.5 million or 5% of our total revenues during the year ended February 29, 2020 compared to revenue of approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019. Our future results may be adversely impacted by further decreases in the purchases of this customer or the loss of this customer entirely.

Stock-Based Compensation

At February 29, 2020, the Company had one stock-based compensation plan, the Company’s 2007 Equity Incentive Plan, for employees and non-employee directors which authorized the granting of equity awards.

The Company recognized $809,129, $519,772, and $591,839 related to equity-based compensation expense during the years ended February 28 or 29, 2020, 2019 and 2018, respectively. Compensation costs related to share-based compensation are generally recognized over the vesting period.

During FY 2020, the Company granted 280,000 restricted stock units to employees and non-employee directors. During FY 2019, the Company granted no restricted stock units. There were no stock options granted to employees during FY 2020 or FY 2019. The restricted stock unit grants generally vest 17 to 20%, or 5% per quarter over a period of five to six years. The Company recognized $598,155 of consolidated stock-based compensation expense related to restricted stock unit grants during FY 2020 compared with $463,795 in FY 2019 and $532,739 in FY 2018. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 29, 2020 was $2,138,380, which is expected to be recognized over the weighted average period of 4.6 years.

The Company issued 14,078 fully vested, unrestricted shares of stock to non-employee directors during the year ended February 29, 2020 compared to 2,000 shares issued during the year ended February 28, 2019 and no shares issued during the year ended February 28, 2018. In connection with these non-employee director stock issuances, the Company recognized $130,172, $24,480 and $0 of stock-based compensation expense during year ended February 28 or 29, 2020, 2019 and 2018, respectively.

The Company issued 15,000 fully vested, unrestricted shares of stock as bonus compensation to our Chief Executive Officer during the year ended February 29, 2020 in consideration of the entry into a strategic alliance agreement with Edible Arrangements, LLC (“Edible”), as discussed below. Associated with this unrestricted stock award, the Company recognized $137,850 in stock-based compensation expense during the year ended February 29, 2020.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the year ended February 29, 2020, 960,677 shares of common stock warrants were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $276,602, $275,441, and $355,678 for the fiscal years ended February 28 or 29, 2020, 2019 and 2018, respectively. Total advertising expense for U-Swirl and its brands amounted to $203,004, $168,000, and $222,093 for the fiscal years ended February 28 or 29, 2020, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, payables, notes payable and notes receivable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments.

Recent Accounting Pronouncements

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in Quarterly Reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. The Company adopted these amendments in its Quarterly Report on Form 10-Q for the quarter ended May 31, 2019. Note 10 contains additional information about the impact of adopting these amendments.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. The Company adopted ASU 2016-02 as of March 1, 2019, using the modified retrospective method. This method allows the new standard to be applied retrospectively through a cumulative catch-up adjustment recognized upon adoption. As a result, comparative information in the Company’s financial statements has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a Right of Use Asset and Lease Liability on the Consolidated Balance Sheet of $3.3 million upon adoption. The impact of the new standard did not affect the Company’s cash flows or results of operations. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the lease term, which includes options that are likely to be exercised, discounted using an incremental borrowing rate or implicit rate. See Note 10- Leasing Arrangements for additional information.

Related Party Transactions

As described above, in FY 2020, we entered into a long-term strategic alliance whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Also in FY 2020 the founder of Edible was elected to the Company’s Board of Directors pursuant to a vote by stockholders held at the Company’s Annual Meeting of Stockholders.  As of February 29, 2020, the Company recognized approximately $320,000 of revenue and accounts receivable related to purchases from Edible, its affiliates and its franchisees.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

	2020	2019	2018
Cash paid for:
Interest	$20,610	$72,619	$123,008
Income taxes	619,276	638,252	2,431,884
Non-cash Operating Activities
Accrued Inventory	191,459	52,918	258,247
Non-cash Financing Activities
Dividend payable	$722,344	$714,939	$708,652

NOTE 3 –REVENUE FROM CONTRACTS WITH CUSTOMERS

Effective March 1, 2018, the Company adopted ASC 606. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to the Company’s franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract the Company is obligated to many performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes contract liabilities as of February 29, 2020 and February 28, 2019:

	Twelve Months Ended
	February 29 or 28:
	2020	2019
Contract liabilities at the beginning of the year:	$1,352,572	$1,494,630
Revenue recognized	(324,982)	(335,028)
Contract fees received	140,750	205,500
Amortized gain on the financed sale of equipment	(12,531)	(12,530)
Contract liabilities at the end of the year:	$1,155,809	$1,352,572

At February 29, 2020, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2021	$195,658
2022	182,286
2023	168,450
2024	137,907
2025	124,620
Thereafter	346,888
Total	$1,155,809

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

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

For the Year Ended February 29, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Franchise fees	$230,543	$-	$-	$94,439	$324,982

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	21,516,530	-	-	21,516,530
Retail sales	-	-	1,104,171	2,098,267	3,202,438
Royalty and marketing fees	5,300,089	-	-	1,505,757	6,805,846
Total	$5,530,632	$21,516,530	$1,104,171	$3,698,463	$31,849,796

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended February 28, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$199,362	$-	$-	$135,666	$335,028

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	24,179,540	-	-	24,179,540
Retail sales	-	-	1,272,009	2,112,245	3,384,254
Royalty and marketing fees	5,156,930	-	-	1,489,695	6,646,625
Total	$5,356,292	$24,179,540	$1,272,009	$3,737,606	$34,545,447

NOTE 5 - INVENTORIES

Inventories consist of the following at February 28 or 29:

	2020	2019
Ingredients and supplies	$2,186,652	$2,612,954
Finished candy	1,827,767	1,983,854
U-Swirl food and packaging	56,708	44,696
Reserve for slow moving inventory	(320,149)	(371,147)
Total inventories	$3,750,978	$4,270,357

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2020	2019
Land	$513,618	$513,618
Building	5,031,395	5,031,395
Machinery and equipment	10,664,396	10,233,119
Furniture and fixtures	852,557	864,944
Leasehold improvements	1,154,396	1,131,659
Transportation equipment	440,989	422,458
Asset impairment	-	-
	18,657,351	18,197,193

Less accumulated depreciation	(12,719,338)	(12,411,054)
Property and equipment, net	$5,938,013	$5,786,139

Depreciation expense related to property and equipment totaled $786,648, $865,479, and $873,205 during the fiscal years ended February 28 or 29, 2020, 2019 and 2018, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:

				2020		2019
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$295,779	$215,653	$220,778	$214,152
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	715,339	297,072	715,339	223,628
Franchise rights		20		5,979,637	2,931,949	5,979,637	2,300,717
Total				7,542,558	3,996,477	7,467,557	3,290,300
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$832,308		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				1,046,944		1,046,944

Total Intangible Assets				$8,589,502	$3,996,477	$8,514,501	$3,290,300

Amortization expense related to intangible assets totaled $706,177, $844,320, and $446,050 during the fiscal years ended February 28 or 29, 2020, 2019 and 2018, respectively.

At February 29, 2020, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2021	$594,229
2022	490,060
2023	411,607
2024	345,642
2025	290,689
Thereafter	1,338,854
Total	$3,471,081

During FY 2020 the Company initiated a store design project. The initiative is expected to add approximately $250,000 of intangible assets, of which, $75,000 was recorded as of February 29, 2020. This amount will be subject to amortization upon conclusion of the project.

NOTE 8 - LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit

At February 29, 2020, the Company had a $5.0 million working capital line of credit from Wells Fargo Bank, N.A., collateralized by substantially all of the Company’s assets with the exception of the Company’s retail store assets. Draws may be made under the line at 50% of eligible accounts receivable plus 50% of eligible inventories. Interest on borrowings is at LIBOR plus 2.25% (3.8% at February 29, 2020). At February 29, 2020, $5.0 million was available for borrowings under the line of credit, subject to borrowing base limitations. Additionally, the line of credit is subject to various financial ratio and leverage covenants. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to current terms. At February 28 or 29, 2020 and 2019 there was no amount outstanding under this line of credit. Note 19 contains information regarding the Company’s line of credit use subsequent to February 29, 2020.

Effective January 16, 2014, the Company entered into a business loan agreement with Wells Fargo Bank, N.A. (the “Wells Fargo Loan Agreement”) for a $7.0 million long-term line of credit to be used to loan money to SWRL to fund the purchase price of business acquisitions by SWRL (the “Wells Fargo Loan”). The Company made its first draw of approximately $6.4 million on the Wells Fargo Loan on January 16, 2014 and the first draw was the amount outstanding at February 28, 2014. Interest on the Wells Fargo Loan was at a fixed rate of 3.75% and the maturity date was January 15, 2020. As of February 29, 2020 there was no amount outstanding under this loan as all amounts owed were paid off at maturity.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consists of the following at February 28 or 29:

	2020	2019
Note payable in monthly installments of principal and interest at 3.75% per annum through December 2019 collateralized by sustantially all business assets	$-	$1,176,488
Less current maturities	-	1,176,488
Long-term obligations	$-	$-

NOTE 9 - STOCK COMPENSATION PLANS

In FY 2014, stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (as amended and restated, the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards.

The following table summarizes stock awards under the 2007 Plan as of February 29, 2020:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendment:	300,000
Available for award:	685,340
Cancelled/forfeited:	200,471
Shares awarded as unrestricted shares, stock options or restricted stock units:	(866,487)

Shares available for award:	19,324

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 29, 2020, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2020	2019	2018
Outstanding non-vested restricted stock units at beginning of year:	25,002	77,594	123,658
Granted	280,000	-	-
Vested	(38,835)	(49,058)	(44,064)
Cancelled/forfeited	(612)	(3,534)	(2,000)
Outstanding non-vested restricted stock units as of February 28:	265,555	25,002	77,594

Weighted average grant date fair value	$9.39	$12.05	$12.16
Weighted average remaining vesting period (in years)	4.56	0.38	1.27

The Company has no outstanding stock options as of February 29, 2020, February 28, 2019, or February 28, 2018.

NOTE 10 – LEASING ARRANGEMENTS

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

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2020	2019	2018
Minimum rentals	$733,190	$1,030,536	$1,270,240
Less sublease rentals	(318,000)	(572,000)	(603,000)
Contingent rentals	21,600	22,800	26,100
	$436,790	$481,336	$693,340

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also leases trucking equipment and warehouse space in support of its manufacturing operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of income.

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2020	2019	2018
342,297	325,229	225,992

ASU 2016-02 allows, as a practical expedient, the retention of the classification of existing leases as operating or financing. All of the Company’s leases are classified as operating leases and that classification has been retained upon adoption. The Company does not believe the utilization of this practical expedient has a material impact on lease classifications.

The amount of the ‘Right of Use Asset’ and ‘Lease Liability’ recorded in the Consolidated Balance Sheets upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the ‘Right of Use Asset’ and ‘Lease Liability’ include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the ‘Right of Use Asset’ and ‘Lease Liability’ except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the ‘Right of Use Asset’ and ‘Lease Liability,’ the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of February 29, 2020. The total estimated future minimum lease payments is $3.0 million.

As of February 29, 2020, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 21	$819,005
FYE 22	694,754
FYE 23	437,445
FYE 24	315,962
FYE 25	164,222
Thereafter	552,819
Total	$2,984,207

Less: Imputed interest	(285,442)
Present value of lease liabilities:	$2,698,765

Weighted average lease term	6.7 years

The Company did not have any leases categorized as finance leases as of February 29, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 29, 2020, the Company was contracted for approximately $274,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives.  These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated.  At February 29, 2020, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FTD LOSS CONTINGENCY

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at February 29, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future. During FY 2020, the Company recognized an estimated loss of $230,384 associated with inventory specific to FTD as the Company determined that it was probable that a loss on certain inventory would be realized. A potential loss associated with the remaining balances is not probable and/or is not able to be estimated as of the date of these consolidated financial statements.

As of February 29, 2020, balances associated with FTD consist of the following:

February 29, 2020
Ingredients and supplies	$335,574
Finished candy	22,045
Accounts receivable	79,744
Reserve for estimated losses	(204,507)
Total potential loss, contingent upon the bankruptcy proceedings	$232,856

Revenue from FTD represented approximately $1.5 million or 5% of our total revenues during the year ended February 29, 2020 compared to revenue of approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019. The Company’s future results may be adversely impacted by further decreases in the purchases of this customer or the loss of this customer entirely.

NOTE 13 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 15, 2019 to stockholders of record on March 5, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 14, 2019 to stockholders of record on June 4, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 13, 2019 to stockholders of record on September 4, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on December 6, 2019 to stockholders of record on November 22, 2019. The Company declared a quarterly cash dividend of $0.12 per share of common stock on February 18, 2020, which was paid on March 13, 2020 to stockholders of record on February 28, 2020.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders. Note 19 contains additional information about the Company’s suspension of its dividend subsequent to February 29, 2020.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. As of February 29, 2020, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Warrants

In consideration of Edible entering into the exclusive supplier agreement and the performance of its obligations therein, on December 20, 2019, the Company issued Edible a warrant (the “Warrant”) to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the exclusive supplier agreement, subject to, and only upon, Edible’s achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the exclusive supplier agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant.

The Company determined that the grant date fair value of the warrants was de minimis and did not record any amount in consideration of the warrants. The Company utilized a Monte Carlo model for purposes of determining the grant date fair value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

	2020	2019	2018
Current
Federal	$306,000	$653,226	$1,916,720
State	85,157	142,570	220,164
Total Current	391,157	795,796	2,136,884

Deferred
Federal	(19,350)	(67,410)	55,658
State	(3,307)	(11,524)	(32,247)
Total Deferred	(22,657)	(78,934)	23,411
Total	$368,500	$716,862	$2,160,295

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2020	2019	2018
Statutory rate	21.0%	21.0%	31.9%
State income taxes, net of federal benefit	4.6%	3.4%	2.4%
Domestic production deduction	0.0%	0.0%	(0.9)%
Work opportunity tax credits	(1.1)%	(0.7)%	(0.2)%
Equity compensation tax expense	1.4%	0.0%	0.0%
Other	0.4%	0.5%	0.8%
Impact of tax reform	0.0%	0.0%	8.2%
Effective rate - provision (benefit)	26.3%	24.2%	42.2%

The components of deferred income taxes at February 28 or 29 are as follows:

	2020	2019
Deferred Tax Assets
Allowance for doubtful accounts and notes	$157,107	$120,368
Inventories	78,724	91,265
Accrued compensation	137,786	87,930
Loss provisions and deferred income	397,535	492,468
Self-insurance accrual	37,623	34,426
Amortization	299,373	217,481
Restructuring charges	98,693	98,693
U-Swirl accumulated net loss	401,699	325,253
Valuation allowance	(98,693)	(98,693)
Net deferred tax assets	$1,509,847	$1,369,191

Deferred Tax Liabilities
Depreciation and amortization	(779,023)	(682,542)
Prepaid expenses	(100,746)	(79,228)
Deferred Tax Liabilities	(879,769)	(761,770)

Net deferred tax assets	$630,078	$607,421

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes deferred income tax valuation allowances as of February 28 or 29:

	2020	2019
Valuation allowance at beginning of period	$98,693	$98,728
Tax expense (benefits) realized by valuation allowance	-	(35)
Tax benefits released from valuation allowance	-	-
Impact of tax reform	-	-
Valuation allowance at end of period	$98,693	$98,693

The effective income tax rate for the year ended February 29, 2020 increased from the year ended February 28, 2019, primarily as a result of an increase in state income taxes. During FY 2018 the effective rate was higher than in FY 2020 and FY 2019 as a result of the revaluation of deferred tax assets and liabilities to the lower enacted U.S. corporate tax rate of 21% under the Tax Cuts and Jobs Act recognized during the year ended February 28, 2018. The revaluation of deferred tax assets and liabilities resulted in income tax expense of approximately $421,000 recognized in consideration of the lower enacted rate for the year ended February 28, 2018.

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2014. The Company’s federal income tax returns have been examined for the years ended February 28 or 29, 2017, 2016, 2015 and 2014 and the examinations did not result in any changes to the income tax returns filed for these years.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that, with the exception of the deferred tax asset related to restructuring charges, it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 29, 2020.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28 or 29, 2020 or 2019. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28 or 29, 2020 and 2019.

As of February 29, 2016, the Company foreclosed on the outstanding equity of U-Swirl and U-Swirl was consolidated for income tax purposes. SWRL, along with U-Swirl had historically filed its own consolidated federal income tax return and reported its own Federal net operating loss carry forward. As of February 28, 2015, SWRL had recorded a full valuation allowance related to the realization of its deferred income tax assets. As of February 29, 2016, a portion of the U-Swirl deferred tax assets were recognized as a result of it becoming more likely than not that some of these assets would be realized in the future as a result of RMCF and U-Swirl filing a consolidated income tax return.

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

The Company estimates that the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1,634,000 with a resulting deferred tax asset of approximately $401,699. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2020, 2019 and 2018, the Company’s contribution was approximately $61,000, $70,000, and $68,000, respectively, to the plan.

NOTE 16 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores, U-Swirl operations and Other, which is the basis upon which the Company’s chief operating decision maker evaluates the Company’s performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

FY 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,535,564	$22,570,723	$1,104,171	$3,698,463	$-	$32,908,921
Intersegment revenues	(4,932)	(1,054,193)	-	-	-	(1,059,125)
Revenue from external customers	5,530,632	21,516,530	1,104,171	3,698,463	-	31,849,796
Segment profit (loss)	2,530,449	4,009,282	42,433	485,185	(5,665,017)	1,402,332
Total assets	1,221,975	11,796,822	1,006,320	6,026,394	7,765,877	27,817,388
Capital expenditures	24,422	840,459	28,443	3,997	86,620	983,941
Total depreciation & amortization	$44,166	$615,162	$12,983	$726,615	$93,899	$1,492,825

FY 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,361,528	$25,324,024	$1,272,009	$3,737,606	$-	$35,695,167
Intersegment revenues	(5,236)	(1,144,484)	-	-	-	(1,149,720)
Revenue from external customers	5,356,292	24,179,540	1,272,009	3,737,606	-	34,545,447
Segment profit (loss)	2,288,871	4,310,722	(52,009)	(32,391)	(3,559,532)	2,955,661
Total assets	1,182,355	12,267,458	1,001,419	5,264,989	6,505,920	26,222,141
Capital expenditures	3,548	526,402	9,617	16,512	57,707	613,786
Total depreciation & amortization	$46,369	$573,846	$32,762	$952,178	$104,644	$1,709,799

FY 2018	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$6,004,897	$27,491,089	$1,876,021	$4,142,085	$-	$39,514,092
Intersegment revenues	(4,882)	(1,434,515)	-	-	-	(1,439,397)
Revenue from external customers	6,000,015	26,056,574	1,876,021	4,142,085	-	38,074,695
Segment profit (loss)	2,623,081	5,791,980	(37,102)	542,073	(3,795,829)	5,124,203
Total assets	1,157,158	12,729,659	1,134,876	8,125,171	5,793,771	28,940,635
Capital expenditures	15,429	429,545	33,056	11,899	55,027	544,956
Total depreciation & amortization	$46,087	$540,033	$32,567	$576,162	$124,406	$1,319,255

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2020 and 2019:

Fiscal Quarter

2020	First	Second	Third	Fourth	Total
Total revenue	$8,425,999	$7,385,270	$7,913,252	$8,125,275	$31,849,796
Gross margin	1,845,867	1,645,605	1,534,424	1,478,176	6,504,072
Net income	711,609	918,088	(71,637)	(524,228)	1,033,832
Basic earnings per share	0.12	0.15	(0.01)	(0.09)	0.17
Diluted earnings per share	$0.11	$0.15	$(0.01)	$(0.08)	$0.17

Fiscal Quarter

2019	First	Second	Third	Fourth	Total
Total revenue	$8,366,085	$7,800,088	$8,949,747	$9,429,527	$34,545,447
Gross margin	1,916,807	1,852,435	1,882,975	1,312,026	6,964,243
Net income	576,944	750,815	525,361	385,679	2,238,799
Basic earnings per share	0.10	0.13	0.09	0.06	0.38
Diluted earnings per share	$0.10	$0.13	$0.09	$0.06	$0.37

NOTE 18 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures at February 28 or 29, 2020, 2019 and 2018 were comprised of the following:

	2020	2019	2018
Loss on distribution of assets	$15,400	$81,981	$-
Lease settlement costs	-	145,000	-

Total	$15,400	$226,981	$-

NOTE 19 – SUBSEQUENT EVENTS

Dividend

On May 11, 2020 the Board suspended the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and global economic climate has passed and the Board determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

COVID-19

As discussed in more detail throughout this Annual Report, we have experienced business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (COVID-19), including the vast mandated self-quarantines and closures of non-essential business throughout the United States and internationally. Nearly all stores have been directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with forecasted amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees.

During this challenging time, our foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to our already stringent practices for the quality and safety of our confections, we are diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. COVID-19 has had an unprecedented impact on our industry as containment measures continue to escalate. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and factory sales as a result, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. Our current focus is on supporting our franchisees and licensees during this challenging time and driving growth in our online sales, especially in light of our ecommerce licensing agreement with Edible Arrangements®, LLC (“Edible”), as discussed below, while also sensibly managing costs. The number of our and our franchisee’s stores remaining open may change frequently and significantly due to the ever-changing nature of the outbreak.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize our liquidity as we navigate the current landscape. These actions include significantly reducing our operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, we have drawn down the full amount under our line of credit and we have received a loan under the Paycheck Protection Program (the “PPP”). The receipt of funds under the PPP has allowed us to avoid workforce reduction measures amidst a steep decline in revenue and production volume. While we believe we have sufficient liquidity with our current cash position, we will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.”

It is not possible to predict the consequences of current events on the outcome of results in the future. In addition to the steps described above, the Company, Management and the Board may take additional actions as a result of current events related to COVID-19. Continued or prolonged disruption to the economy may result in, among other things: an increase in expense associated with obsolete inventory, an increase in bad debt expense, expense associated with the impairment of long-lived assets and intangible assets, an increase in store closures, a decrease in new store openings.

The Company has been focused on employee safety and implementing steps to improve safety. The Company has been monitoring the frequently changing guidance on best safety practices and is rapidly integrating safety measures into the working environment. Most of our office and administrative staff are working remotely. The nature of our production environment necessitates that most employees must be on site to perform their job duties. The current trends and the lack of definitive guidance on how to best improve the safety of a production environment may make it difficult for us to hire and retain production employees.

We expect sales and earnings to be down materially in the three months ending May 31, 2020 (the first quarter of FY 2021) and for FY 2021. We are unable to reasonably estimate the extent of these decreases. The events, as described above, have had a significant impact on our domestic franchisees, domestic and international licensees and specialty markets customers (collectively “Customers”). Our ability to realize the full value of our assets depends on the ability of our customers to recover from these events and our business to resume normal operations. Among other financial impacts these events may significantly impair our ability to sell inventory on-hand, collect receivables and realize the value of our tangible and intangible assets. We continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity. We have determined that the events described above did not exist at the balance sheet date and have concluded that they are nonrecognized subsequent events.  As a result of this determination no amounts were recognized as of February 29, 2020 related to these subsequent events.

Line of Credit Draw

On March 16, 2020, the Company provided notice to the lender to draw down on the line of credit in an amount equal to $3.4 million (the full amount of the $5.0 million line of credit, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). On March 16, 2020 the interest rate for borrowings under the line of credit was 3.06%, which represents the one-month LIBOR rate plus 2.25%. The outstanding principal balance under the line of credit will be due and payable in full on September 30, 2021. The Company elected to borrow such amounts to ensure it maintains ample financial flexibility in light of the spread of COVID-19 and the closures and/or modified hours, either voluntarily or as a result of governmental orders or quarantines, of the retail locations of the Company and its franchisees.

Paycheck Protection Program Loans

On April 13 and April 20, 2020, Rocky Mountain Chocolate Factory, Inc. and U-Swirl International, Inc. (collectively the “Company”) entered into Loan Agreements and Promissory Notes (collectively the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. The SBA Loans are scheduled to mature on April 14 and April 20, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The SBA Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The SBA Loans contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loans may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain levels. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the SBA Loans primarily for payroll costs. No assurance can be given that the Company will be granted forgiveness of the SBA Loans in whole or in part.

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

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of the CEO and CFO, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 29, 2020, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2020.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 29, 2020, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 29, 2020.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2020.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this Annual Report:

1.     Financial Statements

      2.     Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 29, 2020
Valuation Allowance for Accounts and Notes Receivable	489,502	197,830	48,425	638,907

Year Ended February 28, 2019
Valuation Allowance for Accounts and Notes Receivable	505,972	143,214	159,684	489,502

Year Ended February 28, 2018
Valuation Allowance for Accounts and Notes Receivable	536,093	166,868	196,989	505,972

3. Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.3	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019 (File No. 001-36865)

4.1	Description of Capital Stock	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

4.2	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015 (File No. 001-36865)

4.3	Amendment to Rights Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Computershare Trust Company, N.A., as rights agent.	Exhibit 4.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

4.4†	Common Stock Purchase Warrant, dated as of December 20, 2019, issued to Edible Arrangements, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated September 30, 2019, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-36865)

Exhibit Number	Description	Incorporated by Reference to
10.8	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.9*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.10**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.11**	Retirement Separation and General Release Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Franklin E. Crail.	Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.12	Cooperation Agreement, dated December 3, 2019, between AB Value Management LLC and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed December 5, 2019 (File No. 001-36865)

10.13 †	Exclusive Supplier Operating Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.14 †	Strategic Alliance Agreement, dated as of December 20, 2019, by and among Rocky Mountain Chocolate Factory, Inc., Farids & Co. LLC and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.15	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.16	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.17	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.18	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

Exhibit Number	Description	Incorporated by Reference to
21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

†

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 29, 2020	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 29, 2020	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief
Financial Officer, Treasurer and
Director
(Principal Executive, Financial and
Accounting Officer)

Date: May 29, 2020	/s/ Brett P. Seabert
BRETT P. SEABERT, Director

Date: May 29, 2020	/s/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

Date: May 29, 2020	/s/ Franklin E. Crail
FRANKLIN E. CRAIL, Director

Date: May 29, 2020	/s/ Tariq Farid
TARIQ FARID, Director

Date: May 29, 2020	/s/ Andrew T. Berger
ANDREW T. BERGER, Director

Date: May 29, 2020	/s/ Mary K. Thompson
MARY K. THOMPSON, Director