Form 10-K/A
period 2020-02-29
Rocky Mountain Chocolate Factory, Inc.
filed 2020-06-29
CIK 1616262

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

As of June 10, 2020, there were 6,065,238 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on May 29, 2020 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive and financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K/A

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of seven members. Information concerning our executive officers and members of our Board of Directors as of June 29, 2020 is set forth below. There are no family relationships between any of our directors and executive officers.

Name	Title/Position	Age
Bryan J. Merryman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Treasurer	59
Franklin E. Crail	Director	78
Scott G. Capdevielle	Director	55
Brett P. Seabert	Director	59
Andrew T. Berger	Director	47
Mary K. Thompson	Director	57
Tariq Farid	Director	51
Gregory L. Pope	Senior Vice President - Franchise Development	54
Edward L. Dudley	Senior Vice President - Sales and Marketing	56
Donna L. Coupe	Vice President - Franchise Support and Training	55
Ryan R. McGrath	Vice President - Information Technology	46

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

Andrew T. Berger. Mr. Berger has served on our Board of Directors since January 2020. Mr. Berger has two decades of experience in investment analysis, investment management and business consulting. From March 1998 through January 2002, Mr. Berger served as Equity Analyst for Value Line, Inc. Since February 2002, Mr. Berger has served as President of Walker’s Manual, Inc., an investment publisher that he transformed into a business consulting company whose clients have included public and private companies. Since 2011, Mr. Berger has been the Managing Member of AB Value Management LLC (“AB Value”), which serves as the General Partner of AB Value Partners, LP, an investment partnership which focuses on long-term investments in undervalued equities. Mr. Berger has been a director of Image Sensing Systems, a Nasdaq listed company that engages in the development and marketing of video and radar image processing products for use in traffic applications, since October 2015. Mr. Berger was appointed Executive Chairman of the Board of Directors of Image Sensing Systems in June 2016. Mr. Berger is also Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee and Compensation Committee of Image Sensing Systems. Since May 2017, Mr. Berger has been Chief Executive Officer of Cosi, Inc., a fast-casual restaurant chain that operates more than 60 domestic and international company-owned and franchised restaurants. He earned a B.S. in Business Administration with a concentration in finance from Monmouth University. We believe that Mr. Berger’s investment management experience, specifically experience within the food and franchising industry, qualify him to serve as a director of the Company.

Mary K. Thompson. Ms. Thompson has served on our Board of Directors since January 2020. Ms. Thompson is a veteran of the franchising industry. Since 2015, she has served as the Chief Operating Officer of Neighborly Brands (“Neighborly”), a service provider focused on repairing, maintaining and enhancing customers’ homes and businesses, where she oversees the ongoing business operations within the company. Neighborly is the holding company for 22 service-based franchise organizations focused on repairing, maintaining and enhancing homes and business properties. Neighborly provides a diverse array of specialty services through more than 3,700 franchised locations in ten countries with system-wide revenue of $1.8 billion in 2018. Prior to her appointment as Neighborly’s Chief Operating Officer, Ms. Thompson served as the President of Mr. Rooter Plumbing Corporation, a franchisor focused on independently owned and operated plumbing franchisees, from October 2006 to July 2015. From December 1994 to October 2006, Ms. Thompson served as the President of and held other various leadership positions (including being a multi-unit franchisee) with Cookies by Design, a franchise concept specializing in customized cookie gifts produced at mall-based retail locations. Ms. Thompson served as an Officer in the United States Marine Corps from December 1985 to April 1993. She earned her B.A. in English from the University of Texas at Austin and completed the mini MBA Program in franchise management at the University of St. Thomas College of Business. We believe that Ms. Thompson’s extensive business experience, especially with franchised companies, qualifies her to serve as a director of the Company.

Tariq Farid. Mr. Farid has served on our Board of Directors since January 2020. Mr. Farid is the founder of Edible Arrangements, LLC, a global franchise organization whose headquarters are in Atlanta, Georgia (“Edible Arrangmenets”). Edible Arrangements specializes in fresh fruit arrangements and specialty fruit gift items. Mr. Farid has served as its Chief Executive Officer from March 1999 until July 2018 and then again since Nov 2019. In July 2019, Mr. Farid also founded and is the Chief Executive Officer of Incredible Edibles, LLC., a retail superfood treats and gifting concept featuring hemp extract CBD & other wellness products. Mr. Farid also founded Farids & Co. LLC, a family office aggregator of consumer brands and other strategic investments since November 2018. Mr. Farid has also served as Chief Executive Officer of Naranga, LLC. an industry leading provider of franchise operations software-as-a-service (SaaS), since January 2014. Mr. Farid attended Albertus Magnus College from 1989 until 1991 and completed the Executive Education Program, Executive Education at Harvard Business School in 2015. We believe that Mr. Farid’s extensive business, e-commerce and strategic growth experience, especially within the franchise industry, qualifies him to serve as a director of the Company.

Executive Officers

Bryan J. Merryman. Mr. Merryman’s biographical information is set forth above under the heading “Directors.”

Gregory L. Pope. Mr. Pope has served as Senior Vice President – Franchise Development since May 2004. Since joining the Company in October 1990, he has served in various positions, including store manager, new store opener and franchise field consultant. In March 1996, he became Director of Franchise Development and Support. In June 2001, he became Vice President of Franchise Development, a position he held until he was promoted to his present position.

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

The members of the Audit Committee currently consist of Brett P. Seabert, Scott G. Capdevielle, Andrew T. Berger and Mary K. Thompson. The responsibilities of our Audit Committee include:

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

The Board of Directors has also determined that each of Brett P. Seabert, Scott G. Capdevielle, Andrew T. Berger and Mary K. Thompson, representing all of the members of the Audit Committee, is an “independent director” under applicable Nasdaq listing rules and SEC regulations applicable to Audit Committee members.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to annual compensation for the years indicated for the Company’s named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Bryan J. Merryman	2020	$355,000	$1,082,850	$4,200	$1,442,050
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	2019	$340,000	-0-	$4,125	$344,125

Edward L. Dudley	2020	$225,000	$236,250	$3,375	$464,625
Senior Vice President – Sales and Marketing	2019	$225,000	-0-	$3,167	$228,167

Gregory L. Pope	2020	$225,000	$236,250	$1,688	$463,188
Senior Vice President – Franchise Development	2019	$225,000	-0-	$1,688	$226,688

____________________________

(1)

Represents the grant date fair value for restricted stock unit awards granted during fiscal year 2020, computed in accordance with the requirements of FASB ASC Topic 718, excluding any expected forfeiture rate. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended February 29, 2020.

(2)	Represents 401(k) plan matching contributions during each fiscal year.

Narrative Discussion of Summary Compensation Table

Salary, Bonus and Stock Awards. Base salary and cash bonuses for our named executive officers are reviewed on an annual basis by the Compensation Committee in conjunction with performance and upon the recommendations of our Chief Executive Officer. Our Chief Executive Officer is not present during voting or deliberation on his own compensation. Base salary adjustments and cash bonuses are awarded on a discretionary basis based on the Company’s overall performance and a subjective review of each named executive officer’s performance. For fiscal year 2020, in light of the Company’s performance and in the interest of the Company and our stockholders, our Chief Executive Officer did not recommend that the Compensation Committee award base salary adjustments or cash bonuses for the named executive officers for fiscal year 2020. The Compensation Committee did not award any salary adjustments or bonus payments in fiscal year 2020.

During fiscal 2020, the Company granted an aggregate of 185,000 shares of restricted stock units to Company executives. This grant was made from the 2007 Equity Incentive Plan (“2007 Plan”) and vests in six equal annual installments. The primary factors the Compensation Committee considered when determining the number of shares to grant to each executive, included: executives role in the Company, ability to contribute to future performance and the base salary of the executive. As discussed under “Base Salary”, the Compensation Committee did not approve an increase to base salary for named executives and this was additionally considered when awarding restricted stock units.

During fiscal 2020, the Company issued 15,000 fully vested, unrestricted shares of stock as bonus compensation to Mr. Merryman in consideration of the entry into a strategic alliance agreement with Edible Arrangements.

Benefits. Our named executive officers generally receive health and welfare benefits under the same programs and subject to the same terms and conditions as our other salaried employees. Other elements of compensation for our named executive officers are participation in Company-wide life insurance, long-term disability insurance, medical benefits and the ability to defer compensation pursuant to a 401(k) plan. Our named executive officers also receive matching contributions from the Company under our 401(k) plan at a rate of 25% up to 1.5% of base salary (subject to certain limitations), which is the same benefit available to all salaried employees.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding the number and estimated value of unvested stock awards held by each of the Company’s named executive officers at 2020 fiscal year-end. There were no outstanding stock options for any of our named executive officers at the end of fiscal year 2020.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Bryan J. Merryman	3/1/2019	100,000	(1)	$766,000
Edward L. Dudley	3/1/2019	25,000	(1)	$191,500
Gregory L. Pope	3/1/2019	25,000	(1)	$191,500

___________________________

(1)	Represents restricted stock units (“RSUs”) that vest in six equal annual installments beginning on the first anniversary of the grant date.

(2)	Based on a price of $7.66 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 28, 2020, the last trading day of fiscal year 2020.

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

Assuming the applicable triggering event took place on February 29, 2020, the named executive officers would have been eligible for payments set forth in the following table. These payments are estimates. If a specific triggering event had actually occurred, the named executive officer would only receive the payments that applied to that specific triggering event. These payments would come from us if the triggering event occurred before a change in control and from the successor company if after a change in control. As of February 28, 2019, no outstanding stock option awards for our named executive officers were outstanding.

Name	Change in Control Severance Payment ($)(1)	Payment for Continuing Insurance Coverage ($)	RSU Acceleration (2)	Total
Bryan J. Merryman	$1,326,813	$18,000	$766,000	$2,110,813
Edward L. Dudley	$840,938	$18,000	$191,500	$1,050,438
Gregory L. Pope	-	-	$191,500	$191,500

_________________________

(1)	These amounts are based on 2.99 times 125% of each executive’s base salary in place during fiscal year 2020.

(2)	Based on a price of $7.66 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 28, 2020, the last trading day of fiscal year 2020.

Director Compensation

Non-employee directors are generally compensated with a combination of cash retainers for serving on committees of the Board of Directors and annual equity grants. Our director compensation policy for fiscal year 2020 provided for the following compensation to our non-employee directors:

Cash Retainer. Non-employee directors receive cash retainers for their service on the committees of the Board of Directors and on the Board of Directors. Each non-employee director is paid $3,125 quarterly. Members of our Compensation Committee are paid $750 quarterly, with the chairman of the Compensation Committee being paid $1,500 quarterly. Audit Committee members are paid $500 quarterly, with the chairman of the Audit Committee being paid $1,500 quarterly. Additionally, Audit Committee members receive $250 for each meeting held by phone and $500 for each meeting held in person. Also, an Audit Committee member attending all of the Audit Committee meetings for any fiscal year receives a $1,000 bonus for that year. Directors may elect to receive stock in lieu of cash Compensation. In fiscal year 2020, Messers Seabert, Capdevielle and Engle elected to receive a portion of their cash compensation in the form of equity.

Equity Awards. Non-employee directors generally receive annual equity awards under our 2007 Equity Incentive Plan at the discretion of the Compensation Committee. For their service in fiscal year 2020, each non-employee director was granted 2,000 shares of common stock and an additional 500 shares of common stock were granted to the chairman of each of the Audit Committee and the Compensation Committee, unless the non-employee director elected to receive a cash payment in lieu of the equity award. In fiscal year 2020, all of our directors, except for Messers Capdevielle and Engle, elected to receive the cash payment in lieu of the equity award. Any cash payment in lieu of an equity award was paid in an amount equal to the potential grant date fair value of the equity award.

Special Compensation. In connection with our strategic alternatives review process conducted in fiscal year 2020, the Board of Directors approved special compensation for each non-employee director in connection with their increased efforts during the process. Effective March 1, 2019 through the termination of the strategic alternatives review process, each non-employee director received cash compensation of $3,125 per quarter as special compensation.

Project Compensation - Scott Capdeville. During fiscal year 2020, the Compensation Committee of the Board of Directors approved an equity grant for Mr. Capdevielle for his work on a special project related to brand vision and opportunities. Associated with this project, the Compensation Committee awarded Mr. Capdevielle 10,000 restricted stock units with a grant date fair value of $91,900. The restricted stock units vest monthly for nine months (the expected duration of the project).

The following table summarizes the total compensation paid to each of our non-employee directors who served during fiscal year 2020. Mr. Merryman, our current President, Chief Executive Officer, Chief Financial Officer and Treasurer, does not receive any compensation for his service as a director. See “Executive Compensation” above for information regarding the compensation for Mr. Merryman.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Franklin E. Crail	$43,775	-0-	$43,775
Brett P. Seabert	$41,750	$15,005	$56,755
Scott G. Capdevielle	$17,375	$69,015	$86,390
Andrew T. Berger	$2,071	-0-	$2,071
Mary K. Thompson	$2,071	-0-	$2,071
Tariq Farid	$1,786	-0-	$1,786
Clyde Wm. Engle (1)	$2,500	$76,785	$79,285

___________________________

(1)	Mr. Engle served as a director until his resignation on December 30, 2019. The payments above represent payments for his service from the start of fiscal year 2020 until his resignation.

(2)

Represents the grant date fair value for stock awards granted during fiscal year 2020 computed in accordance with the requirements of FASB ASC Topic 718. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 10, 2020, with respect to the shares of our common stock beneficially owned (i) by each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) by each director, (iii) each named executive officer set forth in the Summary Compensation Table above and (iv) by all of our directors and executive officers as a group. As of June 10, 2020, 6,065,238 shares of our common stock were outstanding.

The number of shares beneficially owned includes shares of our common stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 10, 2020 through the exercise of options, vesting of RSUs, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options, vesting of RSUs or through conversion of another security within 60 days of June 10, 2020 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as noted, each beneficial owner has sole investment and voting power with respect to our common stock.

Unless otherwise indicated, the address for each director and named executive officer listed below is c/o Rocky Mountain Chocolate Factory, Inc., 265 Turner Drive, Durango, Colorado 81303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
FMR LLC	618,053	(1)	10.19%
AB Value Management LLC	460,189	(2)	7.59%
Renaissance Technologies LLC	481,121	(3)	7.93%

Directors and Named Executive Officers:
Franklin E. Crail	459,597		7.58%
Brett P. Seabert	-		*
Scott G. Capdevielle	19,832	(4)	*
Andrew T. Berger	460,189	(5)	*
Mary K. Thompson	-		*
Tariq Farid	-		*
Bryan J. Merryman	68,127		1.12%
Edward L. Dudley	41,230		*
Gregory L. Pope	65,125		1.07%
All executive officers and directors as a group (11 persons) (6)	1,130,917		18.65%

____________________________

* Less than 1%

(1)	Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on December 10, 2019. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)

Based solely on the information contained in a filing on Schedule 13D/A filed with the SEC on December 5, 2019. The address of AB Value Management LLC is 200 Sheffield Street, Suite 311, Mountainside, New Jersey 07092.

(3)

Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 13, 2020. The shares are beneficially owned by Renaissance Technologies LLC and its affiliate, Renaissance Technologies Holdings Corporation. The address of Renaissance Technologies LLC and its affiliates is 800 Third Avenue, New York, New York 10022.

(4)	Includes 2,223 shares issuable upon the vesting of RSUs within 60 days of June 10, 2020.

(5)	Mr. Berger, as managing member of AB Value Management LLC, may be deemed to beneficially own the 460,189 shares of common stock beneficially owned by AB Value Management LLC. See Footnote 2.

(6)	Includes approximately 100,293 shares held within the Rocky Mountain Chocolate Factory, Inc. 401(K) Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The following is a description of transactions entered into, or in effect, after March 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

Strategic Alliance with Edible Arrangements

On December 23, 2019, the Company announced that it had entered into the Strategic Alliance with Edible Arrangements, pursuant to which, among other things, the Company will become the exclusive provider of certain branded chocolate products to Edible Arrangements, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with Edible Arrangements and Farids & Co. LLC (“Farids”), as described further below. Our director, Tariq Farid, is the founder of each of Edible Arrangements and Farids, and is also the current Chief Executive Officer of Edible Arrangements.

Exclusive Supplier Agreement

On December 20, 2019, the Company entered into an Exclusive Supplier Operating Agreement (the “Exclusive Supplier Agreement”) with Edible Arrangements, pursuant to which the Company will be Edible Arrangements’ exclusive supplier for chocolates, candies and/or other confectionery products. In addition, the Company granted to Edible Arrangements a non-exclusive, worldwide right to market, offer for sale, sell and distribute such products, including through (i) retail stores and (ii) on-line distribution channels such as Internet websites and applications for personal computing devices, as an authorized and independent distributor of such products.

The Exclusive Supplier Agreement has an initial term of five years (the “Initial Term”). After the Initial Term, the Exclusive Supplier Operating Agreement will automatically renew for an additional term of three years, unless either party gives the other at least 24 months’ written notice of non-renewal prior to the end of the Initial Term. Thereafter, the Exclusive Supplier Agreement will continue until either party gives the other at least 24 months’ written notice of termination. Notwithstanding the foregoing, following any change of control of the Company, neither party will issue a notice of non-renewal within four additional years following such change of control.

Strategic Alliance Agreement

On December 20, 2019, the Company entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with Edible Arrangements and Farids, pursuant to which, among other things, the Company agreed to issue and sell 126,839 shares (the “Purchased Shares”) of the Company’s common stock to Farids at a price of $7.884 per share. On April 20, 2020, Farids notified the Company that Farids would not be purchasing the Purchased Shares as the Company was unable to make the representation set forth in Section 3.1(g) of the Strategic Alliance Agreement, which was a condition to the issuance and sale of the Purchased Shares. The impact of the coronavirus pandemic (COVID-19) and the resulting governmental shelter-in-place orders and economic shutdown have created a material adverse change in the financial condition and business of the Company since the date of its most recent financial statements included in its SEC reports (as defined in the Strategic Alliance Agreement).

Under the Strategic Alliance Agreement, the Company agreed to nominate Tariq Farid for election to the Board of Directors of the Company at the Prior Meeting. In addition, only at such time that Edible Arrangements owns more than 5% of the outstanding common stock of the Company, Edible Arrangements will have the right to nominate Tariq Farid, or in the event of Mr. Farid’s death or permanent disability, another individual that is reasonably acceptable to the Company, as a director of the Company (the “Springing Nomination Right”). The Springing Nomination Right will terminate at such time that Edible Arrangements owns less than 5% of the outstanding common stock of the Company and if EA does not achieve certain revenue thresholds.

Warrant

In consideration of Edible Arrangements entering into the Exclusive Supplier Agreement and the performance of its obligations therein, on December 20, 2019, the Company issued Edible Arrangements a warrant (the “Warrant”) to purchase up to 960,677 shares of Common Stock (the “Warrant Shares”) at an exercise price of $8.76 per share, which represents the 20-day volume-weighted average price of the Company’s common stock on the Nasdaq Global Market as of December 19, 2019. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the Exclusive Supplier Agreement, subject to, and only upon, Edible Arrangements’ achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the Exclusive Supplier Agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant. The vesting of the Warrant Shares will accelerate under certain circumstances upon a change of control of the Company.

Ecommerce Licensing Agreement

In furtherance of the Strategic Alliance and the Exclusive Supplier Agreement, on March 17, 2020, the Company entered into an ECommerce Licensing Agreement (the “ECommerce Licensing Agreement”) with Edible Arrangements, pursuant to which the Company granted to Edible Arrangements, subject to certain exceptions, the exclusive right to sell all chocolates, candies and other confectionery products produced by Company or its franchisees through Edible Arrangements’ website. Under the ECommerce Licensing Agreement, subject to certain exceptions, the Company’s website will also redirect consumers looking to purchase the products covered by the ECommerce Licensing Agreement to Edible Arrangements’ website, where consumers can then purchase the products. The license granted by the Company to Edible Arrangements does not apply to online sales to certain of the Company’s existing customers.

The ECommerce Licensing Agreement has no fixed term and will continue until it is terminated in accordance with the provisions set forth in the ECommerce Licensing Agreement. Each party may terminate the ECommerce Licensing Agreement, upon written notice to the other party, if (i) the other party materially breaches its obligations under the ECommerce Licensing Agreement and fails to cure such breach within 30 days and (ii) such breach materially and adversely affect the business, operations or financial condition of the non-breaching party. The Company may terminate the ECommerce Licensing Agreement upon written notice to Edible Arrangements, subject to certain exceptions, RMCF Marketplace (as defined in the ECommerce Licensing Agreement) is inoperable or otherwise inaccessible by customers for two days greater than such period for Edible Arrangements’ marketplace. If the Exclusive Supplier Agreement expires or is terminated in accordance with its terms, the Company may terminate the ECommerce Licensing Agreement effective upon its payment to Edible Arrangements of the Termination Payment (as defined in the ECommerce Licensing Agreement). The Company is also required to provide Edible Arrangements with at least 30 days written notice prior to consummating a Change of Control (as defined in the ECommerce Licensing Agreement) of the Company (a “Change of Control Notice”). The Change of Control Notice will indicate whether the acquiror wishes to terminate the ECommerce Licensing Agreement and, if the acquiror does wish to terminate the ECommerce Licensing Agreement, then the ECommerce Licensing Agreement will terminate upon consummation of such Change of Control, effective upon its payment to Edible Arrangements of the Termination Payment.

Indemnification Letter Agreement

As an inducement to enter into the ECommerce Licensing Agreement, on March 17, 2020, the Company and Edible Arrangements entered into an Indemnification Letter Agreement, pursuant to which the Company agreed to indemnify Edible Arrangements for liability arising from all chocolates, candies and other confectionery products produced by the Company in a Company factory that bear the Rocky Mountain Chocolate Factory brand, but excludes all chocolates, candies and other confectionery products produced by a Company franchisee whether or not such products bear the Rocky Mountain Chocolate Factory brand.

Cooperation Agreement with AB Value

On December 3, 2019 (the “Effective Date”), we entered into the Cooperation Agreement with AB Value (the “Cooperation Agreement”), pertaining to, among other things, the nomination and election of two directors to the Board. Pursuant to the Cooperation Agreement, subject to conditions, AB Value agreed to customary standstill and voting provisions.

Pursuant to the Cooperation Agreement, we agreed to take appropriate action to nominate Andrew T. Berger and Mary K. Thompson (each, an “AB Value Director” and together, the “AB Value Directors”) for election to the Board at 2020 Annual Meeting of Stockholders held on January 9, 2020 (the “Prior Meeting”). The AB Value Directors will also have certain board observer and information rights with respect to the Board, its committees and the Company, as set forth in the Agreement.

The AB Value Directors are expected to serve until our 2020 annual meeting of stockholders (the “2020 Annual Meeting”) to be held later in 2020. The Board agreed to re-nominate the AB Value Directors for election to the Board at the 2020 Annual Meeting; provided, that Mr. Berger has not previously resigned from the Board. We agreed to use the same solicitation efforts on behalf of the AB Value Directors as for all other nominees at the Annual Meeting and the 2020 Annual Meeting. In addition, subject to certain conditions and requirements described in the Agreement, AB Value will have certain replacement rights in the event Ms. Thompson resigns or either AB Value Director is otherwise unable to serve as a director during the Standstill Period (as defined below).

The Company and AB Value agreed to a “Standstill Period” commencing on the Effective Date and ending on the date that is the earliest of (i) the date that is 15 days prior to the beginning of our advance notice period for the nomination of directors at the 2021 annual meeting of stockholders, (ii) Mr. Berger’s resignation from the Board any time after the Annual Meeting, and (iii) a material breach by the Company of its obligations under the Cooperation Agreement which (if capable of being cured) is not cured within 15 days after receipt by the Company of written notice from AB Value specifying the material breach.

The Company and AB Value further agreed to customary mutual non-disparagement provisions during the Standstill Period.

The Cooperation Agreement will remain in effect until the date that is earliest of (i) the date that is 15 days prior to the beginning of the Company’s advance notice period for the nomination of directors at the Company’s 2021 annual meeting of stockholders, (ii) Mr. Berger’s resignation from the Board any time after the 2019 Annual Meeting, and (iii) a material breach by either party thereto of its obligations under the Cooperation Agreement which (if capable of being cured) is not cured within 15 days after receipt by such breaching party of written notice from the other party specifying the material breach.

Other elements of the Cooperation Agreement include, among others:

●

AB Value’s agreement, subject to certain exceptions, including exceptions related to extraordinary transactions and adverse proxy advisor recommendations, to vote its shares of common stock as recommended by the Board on any matter to be voted on at any meetings of stockholders during the Standstill Period, including with respect to the election of directors;

●

agreement to take the necessary steps to appoint (i) each AB Value Director to the Audit Committee of the Board and (ii) Ms. Thompson to the Nominating Committee of the Board, in each case, subject to their qualifications to serve on such committees under Nasdaq Stock Market listing standards and the applicable U.S. Securities and Exchange Commission rules and regulations, and the AB Value Directors will serve on such respective Board committees, and any related or created subcommittees, for so long as the AB Value Directors serve as directors of the Board;

●

if, during the Standstill Period, the Board establishes any new committee, then each of the AB Value Directors will be appointed to any such new committee and any related subcommittee and serve on any such new committee, so long as the AB Value Directors serve as directors of the Board;

●

following the Prior Meeting, each AB Value Director will have observer rights for each of the Board committee meetings on which he or she does not serve for a period of one year, and such observer rights include general access to the materials provided to and for the committees and the ability to fully cooperate in committee discussions; and

●	the Company’s agreement not to increase the size of the Board to more than seven directors from the Effective Date until the end of the Standstill Period.

During the term of the Cooperation Agreement, AB Value agreed, subject to certain exceptions, to comply with certain customary standstill provisions, including, among other things:

●

not to, among other things, (i) make, engage in, or in any way participate in, directly or indirectly, any “solicitation” of “proxies” (as such terms are defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or consents to vote or advise, (ii) encourage or influence any third party with respect to the voting of any shares of Voting Securities (as defined in the Cooperation Agreement) for the election of individuals to the Board or to approve stockholder proposals, (iii) become a “participant” in any contested “solicitation” for the election of directors with respect to the Company (as such terms are defined in the Exchange Act), or (iv) make or be the proponent of any stockholder proposal;

●	form, join, encourage, influence, advise or in any way participate in any “group” (as such term is defined in Section 13(d)(3) of the Exchange Act);

●	at no time beneficially own 12.5% or more of the Common Stock (as defined in the Cooperation Agreement) outstanding at such time;

●

effect or seek to effect, offer or propose to effect, cause or participate in, or in any way assist or facilitate any other person to effect or seek, offer or propose to effect or participate in, any tender or exchange offer, merger, consolidation, acquisition, sale of all or substantially all assets or sale, spinoff, split off, or other extraordinary transaction involving the Company or any of its subsidiaries or joint ventures;

●

take any public action, or private action involving any third party, in support of or make any public proposal, or private proposal involving any third party, or public request, or private request involving any third party, regarding certain actions related to the Company, subject to certain exceptions;

●

make any public disclosure, announcement or statement regarding any intent, purpose, arrangement, plan or proposal with respect to the Board, the Company, its management, policies or affairs, any of its securities or assets or the Cooperation Agreement that is inconsistent with the Cooperation Agreement; or

●	take any action which could cause or require the Company to make a public announcement regarding any of the foregoing, publicly seek or request permission to do any of the foregoing.

Policies and Procedures for Approving Transactions with Related Persons

The independent members of the Board have the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as descried above, there were no related person transactions in fiscal years 2019 or 2020.

Director Independence

Nasdaq listing rules require that a majority of the Board of Directors must be comprised of independent directors. The Board of Directors has determined that Brett P. Seabert, Scott G. Capdevielle, Andrew T. Berger and Mary K. Thompson is each an independent director. Mr. Merryman is not independent due to his service as a current executive officer of the Company, and Mr. Crail is not independent due to his service as a former executive officer of the Company. The Board has determined that Mr. Farid is not an independent director under applicable Nasdaq listing rules as a result of the transactions contemplated by the Strategic Alliance. The Board of Directors makes a determination regarding the independence of each director annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board of Directors has made a determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

The Board of Directors has also determined that Brett P. Seabert, Scott G. Capdevielle, Andrew T. Berger and Mary K. Thompson, representing all of the members of the Audit Committee, are all "independent directors" under Nasdaq listing standards and SEC rules applicable to Audit Committee members.

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

The Board of Directors has determined that Brett P. Seabert, Scott G. Capdevielle and Mary K. Thompson, representing all of the members of the Nominating Committee were all "independent directors" under applicable Nasdaq listing standards.

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

Independent Registered Public Accounting Firm Fees

Fees billed by EKS&H in fiscal years 2019 and 2020 were as follows:

	2020	2019
Audit fees	—	$114,725
Audit-related fees(1)	—	$15,750
Tax fees(2)	—	$14,325
All other fees	—	—
Total	—	$144,800

Fees billed by Plante Moran in fiscal years 2019 and 2020 were as follows::

	2020	2019
Audit fees	$132,178	$19,250
Audit-related fees(1)	$15,750	—
Tax fees(2)	$41,600	$27,475
All other fees	—	—
Total	$189,528	$46,725

__________________________

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

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. Such policy requires that all audit and permissible non-audit services to be provided by the independent auditor must be submitted to the Audit Committee for approval at a meeting of the Audit Committee or by unanimous written consent of the Audit Committee in lieu of a meeting. The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the principal accountant's independence, and pre-approved all such services and fees in fiscal years 2019 and 2020.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.3	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019 (File No. 001-36865)

4.1	Description of Capital Stock	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

4.2	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015 (File No. 001-36865)

4.3	Amendment to Rights Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Computershare Trust Company, N.A., as rights agent.	Exhibit 4.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

4.4†	Common Stock Purchase Warrant, dated as of December 20, 2019, issued to Edible Arrangements, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	2007 Equity Incentive Plan (As Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2013 (File No. 000-14749)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated September 30, 2019, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-36865)

Exhibit Number	Description	Incorporated by Reference to

10.8	Business Loan Agreement, dated December 27, 2013, between Wells Fargo Bank and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 99.3 to the Current Report on Form 8-K filed on January 22, 2014 (File No. 000-14749)

10.9*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.10**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.11**	Retirement Separation and General Release Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Franklin E. Crail.	Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.12	Cooperation Agreement, dated December 3, 2019, between AB Value Management LLC and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed December 5, 2019 (File No. 001-36865)

10.13 †	Exclusive Supplier Operating Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.14 †	Strategic Alliance Agreement, dated as of December 20, 2019, by and among Rocky Mountain Chocolate Factory, Inc., Farids & Co. LLC and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.15	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.16	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.17	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.18	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Registered Public Accounting Firm	***

23.2	Consent of Independent Registered Public Accounting Firm	***

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	***

Exhibit Number	Description	Incorporated by Reference to

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	***

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

†

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 29, 2020	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief Financial Officer
and Chairman of the Board of Directors