Form 10-Q
period 2020-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2020-07-20
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

On June 25, 2020, the registrant had outstanding 6,065,138 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,
	2020	2019
Revenues
Sales	$2,322,211	$6,460,611
Franchise and royalty fees	380,226	1,965,388
Total Revenue	2,702,437	8,425,999

Costs and Expenses
Cost of sales	2,883,216	4,614,744
Franchise costs	421,245	483,013
Sales and marketing	474,090	556,651
General and administrative	3,179,475	1,144,731
Retail operating	319,211	448,902
Depreciation and amortization, exclusive of depreciation and amortization expense of $157,510, $145,699, respectively, included in cost of sales	185,605	231,955
Costs associated with Company-owned store closures	68,558	-
Total costs and expenses	7,531,400	7,479,996

(Loss) Income from Operations	(4,828,963)	946,003

Other Income (Expense)
Interest Expense	(23,562)	(12,398)
Interest Income	5,800	10,179
Other income (expense), net	(17,762)	(2,219)

(Loss) Income Before Income Taxes	(4,846,725)	943,784

Income Tax (Benefit) Provision	(1,179,328)	232,175

Consolidated Net (Loss) Income	$(3,667,397)	$711,609

Basic (Loss) Earnings per Common Share	$(0.61)	$0.12
Diluted (Loss) Earnings per Common Share	$(0.61)	$0.11

Weighted Average Common Shares
Outstanding - Basic	6,058,851	5,962,278
Dilutive Effect of Employee
Stock Awards	-	272,286
Weighted Average Common Shares
Outstanding - Diluted	6,058,851	6,234,564

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2020	2020
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$7,440,923	$4,822,071
Accounts receivable, less allowance for doubtful accounts of $1,908,912 and $638,907, respectively	2,320,580	4,049,959
Notes receivable, current portion, less current portion of the valuation allowance of $50,814 and $0, respectively	110,624	160,700
Refundable income taxes	417,979	418,319
Inventories	4,140,827	3,750,978
Other	397,311	409,703
Total current assets	14,828,244	13,611,730
Property and Equipment, Net	5,703,584	5,938,013
Other Assets
Notes receivable, less current portion and valuation allowance of $149,186 and $0, respectively	124,912	289,515
Goodwill, net	729,701	1,046,944
Franchise rights, net	2,915,707	3,047,688
Intangible assets, net	421,864	498,393
Deferred income taxes	1,809,407	630,078
Lease right of use asset	2,518,444	2,698,765
Other	56,263	56,262
Total other assets	8,576,298	8,267,645
Total Assets	$29,108,126	$27,817,388
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$590,377	$-
Line of credit	3,448,165	-
Accounts payable	2,965,103	2,241,506
Accrued salaries and wages	779,037	716,860
Gift card liabilities	605,437	609,842
Other accrued expenses	294,434	316,751
Dividend payable	-	722,344
Contract liabilities	193,492	195,658
Lease liability	803,106	803,861
Total current liabilities	9,679,151	5,606,822
Lease Liability, Less Current Portion	1,715,338	1,894,904
Long-Term Debt, Less Current Portion	948,047	-
Contract Liabilities, Less Current Portion	933,758	960,151
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, 50,000 authorized; -0- shares issued and outstanding	-	-
Undesignated series, 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,060,663 shares and 6,019,532 shares issued and outstanding, respectively	6,061	6,020
Additional paid-in capital	7,603,608	7,459,931
Retained earnings	8,222,163	11,889,560
Total stockholders' equity	15,831,832	19,355,511
Total Liabilities and Stockholders' Equity	$29,108,126	$27,817,388

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	May 31,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(3,667,397)	$711,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,115	377,654
Provision for loss on accounts and notes receivable	1,468,815	81,283
Asset impairment and store closure losses	544,060	-
Loss on sale or disposal of property and equipment	4,956	2,867
Expense recorded for stock compensation	143,718	231,254
Deferred income taxes	(1,179,329)	38,028
Changes in operating assets and liabilities:
Accounts receivable	476,533	(100,089)
Refundable income taxes	340	185,667
Inventories	(433,932)	367,824
Contract Liabilities	(27,515)	(90,248)
Other current assets	12,393	(122,047)
Accounts payable	680,748	115,667
Accrued liabilities	35,453	28,640
Net cash (used in) provided by operating activities	(1,598,042)	1,828,109

Cash Flows from Investing Activities
Proceeds received on notes receivable	17,825	28,400
Purchase of intangible assets	(41,464)	-
Purchases of property and equipment	(22,488)	(283,548)
Decrease in other assets	-	312
Net cash used in investing activities	(46,127)	(254,836)

Cash Flows from Financing Activities
Payments on long-term debt	-	(346,547)
Proceeds from long-term debt	1,537,200	-
Proceeds from the line of credit	3,448,165	-
Dividends paid	(722,344)	(715,179)
Net cash provided by (used in) financing activities	4,263,021	(1,061,726)

Net Increase in Cash and Cash Equivalents	2,618,852	511,547

Cash and Cash Equivalents, Beginning of Period	4,822,071	5,384,027

Cash and Cash Equivalents, End of Period	$7,440,923	$5,895,574

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended
	May 31,
	2020	2019
Common Stock
Balance at February 28 or 29:	$6,020	$5,958
Issuance of common stock	-	-
Equity compensation, restricted stock units	41	4
Balance at May 31:	6,061	5,962

Additional Paid-in Capital
Balance at February 28 or 29:	7,459,931	6,650,864
Issuance of common stock	-	-
Equity compensation, restricted stock units	143,677	231,250
Balance at May 31:	7,603,608	6,882,114

Retained Earnings
Balance at February 28 or 29:	11,889,560	13,733,010
Consolidated net (loss) income	(3,667,397)	711,609
Cash dividends declared	-	(716,139)
Balance at May 31:	8,222,163	13,728,480

Total Stockholders' Equity	$15,831,832	$20,616,556

Common Shares
Balance at February 28 or 29:	6,019,532	5,957,827
Equity compensation, restricted stock units	41,131	4,500
Balance at May 31:	6,060,663	5,962,327

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

In FY 2020, we entered into a long-term strategic alliance with Edible Arrangements®, LLC and its affiliates (“Edible”) whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with EA and Farids. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible Arrangement locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible is also responsible for all ecommerce marketing and sales for the broader Rocky Mountain ecommerce ecosystem. In January 2020 the founder of Edible was elected to the Company’s Board of Directors pursuant to a vote by stockholders held at the Company’s Annual Meeting of Stockholders.

The following table summarizes the number of stores operating1 under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2020:

	Sold, Not Yet Open	Open[1]	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	3	171	174
International license stores	1	61	62
Cold Stone Creamery - co-branded	5	98	103
U-Swirl (Including all associated brands)			-
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	74	74
Franchise stores - Domestic - co-branded	1	7	8
International license stores	-	2	2
Total	10	418	428

1 Stores open and operating includes stores that have closed temporarily, the result of COVID-19.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

COVID-19 Update

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (COVID-19), including the vast mandated self-quarantines and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores have been directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 most stores previously closed for much of March 2020 and April 2020, in response to COVID-19, began to re-open. Most stores re-opened subject to various local health restrictions and reduced operations. It is unclear when or if store operations will return to pre COVID-19 levels.

In addition, as previously announced on May 11, 2020, the Board of Directors decided to suspend the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders.

During this challenging time, the Company’s foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. COVID-19 has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time and driving growth in online sales, especially in light of the ecommerce licensing agreement with Edible, as discussed below, while also sensibly managing costs. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 outbreak.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, the Company drew down the full amount under our line of credit and the Company received loans under the Paycheck Protection Program (the “PPP”). At May 31, 2020 PPP loans totaled $1.54 million and are presented on the balance sheet as current maturities of long-term debt, and long-term debt based upon the schedule of repayments and excluding any possible foregiveness of the loans. The receipt of funds under the PPP has allowed the Company to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. While the Company believes it has sufficient liquidity with its current cash position, the Company will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity” in our Annual Report on Form 10-K as filed on May 29, 2020 with the United States Securities and Exchange Commission.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our condensed consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with theunderstanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual periods beginning after December 15, 2019. We adopted this ASU effective March 1, 2020 (the first quarter of our 2021 fiscal year). The adoption of the ASU did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2020	2019
Cash paid (received) for:
Interest	$13,362	$9,814
Income taxes	(340)	8,481
Non-cash Operating Activities
Accrued Inventory	158,834	166,649
Non-cash Financing Activities
Dividend payable	$-	$715,899

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Effective March 1, 2018, the Company adopted ASC 606, whichprovides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to the Company’s franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract the Company is obligated to many performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

The Company's policy for recognizing initial franchise and renewal fees through February 28, 2018 was to recognize initial franchise fees upon new store openings and renewals.In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will be treated as a single performance obligation. Beginning March 1, 2018, initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

The following table summarizes contract liabilities as of May 31, 2020 and May 31, 2019:

	Three Months Ended
	May 31:
	2020	2019
Contract liabilities at the beginning of the year:	$1,155,809	$1,352,572
Revenue recognized	(55,016)	(106,280)
Contract fees received	27,500	16,032
Amortized gain on the financed sale of equipment	(1,043)	(3,133)
Contract liabilities at the end of the period:	$1,127,250	$1,259,191

On May 31, 2020, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 21	$146,360
FYE 22	183,708
FYE 23	171,978
FYE 24	139,353
FYE 25	126,070
Thereafter	359,781
Total	$1,127,250

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended May 31, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$41,702	$-	$-	$13,314	$55,016

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	2,134,615	-	-	2,134,615
Retail sales	-	-	59,981	127,615	187,596
Royalty and marketing fees	212,092	-	-	113,118	325,210
Total	$253,794	$2,134,615	$59,981	$254,047	$2,702,437

Three Months Ended May 31, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$80,019	$-	$-	$26,261	$106,280

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,606,020	-	-	5,606,020
Retail sales	-	-	232,419	622,172	854,591
Royalty and marketing fees	1,347,736	-	-	511,372	1,859,108
Total	$1,427,755	$5,606,020	$232,419	$1,159,805	$8,425,999

NOTE 5 – INVENTORIES

Inventories consist of the following inventory at May 31, 2019 and February 28, 2019:

	May 31, 2020	February 29, 2020
Ingredients and supplies	$2,355,461	$2,186,652
Finished candy	2,034,297	1,827,767
U-Swirl food and packaging	42,086	56,708
Reserve for slow moving inventory	(291,017)	(320,149)
Total inventories	$4,140,827	$3,750,978

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2020 and February 29, 2020 consisted of the following:

	May 31, 2020	February 29, 2020
Land	$513,618	$513,618
Building	5,031,395	5,031,395
Machinery and equipment	10,470,117	10,664,396
Furniture and fixtures	805,139	852,557
Leasehold improvements	985,407	1,154,396
Transportation equipment	440,989	440,989
	18,246,665	18,657,351

Less accumulated depreciation	(12,543,081)	(12,719,338)
Property and equipment, net	$5,703,584	$5,938,013

Depreciation expense related to property and equipment totaled $194,557 and $201,110 during the three months ended May 31, 2020 and 2019, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2020 and February 28, 2020 consist of the following:

				May 31, 2020		February 29, 2020
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$216,027	$295,779	$215,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	313,274	715,339	297,072
Franchise rights		20		5,979,637	3,063,930	5,979,637	2,931,949
Total				7,482,605	4,145,034	7,542,558	3,996,477
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				729,701		1,046,944

Total Intangible Assets				$8,212,306	$4,145,034	$8,589,502	$3,996,477

Amortization expense related to intangible assets totaled $148,557 and $176,544 during the three months ended May 31, 2020 and 2019, respectively.

At May 31, 2020, annual amortization of placed in service intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 21	$417,509
FYE 22	466,554
FYE 23	391,988
FYE 24	329,267
FYE 25	277,022
Thereafter	1,281,184
Total	$3,163,524

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

During FY 2020, the Company initiated a store design project. The initiative is expected to add approximately $250,000 of intangible assets, of which, $174,000 was recorded as of May 31, 2020. This amount will be subject to amortization upon conclusion of the project.

NOTE 8 – IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the three months ended May 31, 2020. Based on the results of these assessments, we recorded $545,000 of expense. This expense is presented within general and administrative expense on the Consolidated Statements of Operations.

The assessment of our goodwill, trademark and long lived asset fair values includes many assuptions that are subject to risk and uncertainties.  The primary assumptions, which are all Level 3 inputs of the fair value hierarchy (inputs to the valuation methodology that are unobservable and significant to the fair value measurement), used in our impairment testing consist of:

●	Expected future cash flows from operation of our Company-owned units.
●	Forecasted future royalty revenue, marketing revenue and associated expenses.
●	Projected rate of royalty savings on trademarks.
●	Our cost of capital.

As of May 31, 2020 costs associated with the impairment of long-lived and intangible assets consist of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets and inventory	68,558

Total	$544,801

Certain interim tests did not indicate a need for impairment. Franchise rights, store design, manufacturing segment goodwill and franchising goodwill tests succeeded during the interim period. We believe we have made reasonable estimates and judgements, however, further COVID-19 related impacts could cause interim testing to be performed in future periods and further impairments recorded if testing of impairment is not successful in future periods.

NOTE 9 – LINE OF CREDIT AND LONG-TERM DEBT

The Company has a $5.0 million credit line for general corporate and working capital purposes. On March 16, 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at May 31, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2020, the Company was not compliant with a covenant of the line of credit that requires the Company to have $1.5 million of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the trailing twelve months ended May 31, 2020. As a result of COVID-19, the Company failed to meet the amount of EBITDA required by this covenant. On June 26, 2020 Wells Fargo Bank, NA (“Wells Fargo”) delivered to the Company a Reservation of Rights Letter (“Bank Letter”). The Bank Letter reserved all rights available to Wells Fargo under the Credit Agreement dated October 30, 2015 including, but not limited to, the right of Wells Fargo to demand immediate payment of all amounts outstanding under the Credit Agreement. The letter also placed restrictions on the Company’s ability to draw any further funds on the Line of Credit. The Company intends to work with Wells Fargo to amend the associated covenants as the trends related to COVID-19 begin become clear. There is no assurance that Wells Fargo will agree to any proposed amendment. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms, subject to the Company’s recovery from the impacts of COVID-19.

The Company’s long-term debt is comprised of promissory notes pursuant to the Paycheck Protection Program, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA Loans”). The Company received total proceeds of $1.5 million from the SBA Loans. The SBA Loans are scheduled to mature in April 2022 and have a 1.00% interest rate, and are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The SBA Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of May 31, 2020 the Company is in compliance with all provisions related to the SBA Loans.

The SBA Loans contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loans may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60-75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at certain level. In accordance with the requirements of the CARES Act and the PPP, the Company intends to use the proceeds from the SBA Loans for qualifying expenses. No assurance can be given that the Company will be granted forgiveness of the SBA Loans in whole or in part. As of May 31, 2020 the Company had recorded approximately $3,200 of interest expense payable relate to the SBA Loans.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2020 and February 28, 2020, notes payable consisted of the following:

	May 31, 2020	February 29, 2020
Paycheck protection program note payable in monthly installments of principal and interest at 1.0% per annum through April 2022	$1,538,424	$-
Less: current maturities	(590,377)	-
Long-term obligations	$948,047	$-

NOTE 10 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per common share on March 15, 2019 to stockholders of record on March 5, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on June 14, 2019 to stockholders of record on June 4, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on September 13, 2019 to stockholders of record on September 4, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on December 6, 2019 to stockholders of record on November 22, 2019. The Company paid a quarterly cash dividend of $0.12 per share of common stock on March 13, 2020 to stockholders of record on February 28, 2020.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

As previously announced on May 11, 2020, the Board of Directors suspended the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and global economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three months ended May 31, 2020 or 2019. As of May 31, 2020, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

The Company recognized $143,718 of stock-based compensation expense during the three months ended May 31, 2020 compared with $231,254 during the three months ended May 31, 2019. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2020 and 2019:

	Three Months Ended
	May 31,
	2020	2019
Outstanding non-vested restricted stock units as of February 28 or 29:	265,555	25,002
Granted	-	270,000
Vested	(41,131)	-
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of May 31:	224,424	295,002

Weighted average grant date fair value	$9.39	$9.62
Weighted average remaining vesting period (in years)	4.33	4.94

The Company did not issue any unrestricted shares of stock to non-employee directors during the three months ended May 31, 2020 compared to 4,500 shares issued during the three months ended May 31, 2019. In connection with these non-employee director stock issuances, the Company recognized $0 and $42,525 of stock-based compensation expense during the three months ended May 31, 2020 and 2019, respectively.

During the three months ended May 31, 2020, the Company recognized $143,718 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants compared to $188,729 during the three months ended May 31, 2019. The restricted stock units generally vest in equal annual installments over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2020, was $1,994,662, which is expected to be recognized over the weighted average period of 4.33 years.

During the three months ended May 31, 2019, the Company granted 270,000 shares of restricted stock units with a grant date fair value of $2,536,100 or $9.39 per share, compared with no restricted stock units awarded in the three months ended May 31, 2020. The restricted stock unit grants vest in equal annual installments over a period of five to six years.

The Company has no outstanding stock options as of May 31, 2020.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the settlement of restricted stock units. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2020, 960,677 shares of common stock warrants and 209,960 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 12 – LEASING ARRANGEMENTS

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company acts as primary lessee of some franchised store premises, which the Company then subleases to franchisees, but the majority of existing locations are leased by the franchisee directly. Currently, there are not indications that the Company will be required to make any payments on behalf of franchisees.

In some instances, the Company has leased space for its Company-owned locations that are now occupied by franchisees. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease.

The Company also leases trucking equipment and warehouse space in support of its manufacturing operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

ASU 2016-02 allows, as a practical expedient, the retention of the classification of existing leases as operating or financing. All of the Company’s leases are classified as operating leases and that classification has been retained upon adoption. The Company does not believe the utilization of this practical expedient has a material impact on lease classifications.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2020 and 2019, lease expense recognized in the Consolidated Statements of Income was $212,063 and $238,666, respectively.

The amount of the Right of Use Asset and Lease Liability recorded upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of May 31, 2020. The total estimated future minimum lease payments is $2.8 million.

As of May 31, 2020, maturities of lease liabilities for our operating leases were as follows:

FYE 21	$616,088
FYE 22	694,755
FYE 23	437,445
FYE 24	315,962
FYE 25	164,223
Thereafter	552,817
Total	$2,781,290

Less: imputed interest	(262,846)
Present value of lease liabilities:	$2,518,444

Weighted average lease term	6.7

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2020, the Company was contracted for approximately $227,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FTD LOSS CONTINGENCY

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

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at May 31, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future. During FY 2020, the Company recognized an estimated loss of $230,384 associated with inventory specific to FTD as the Company determined that it was probable that a loss on certain inventory would be realized. A potential loss associated with the remaining balances is not probable and/or is not able to be estimated as of the date of these consolidated financial statements.

As of May 31, 2020, balances associated with FTD consist of the following:

May 31, 2020
Ingredients and supplies	$296,019
Finished candy	20,562
Accounts receivable	79,744
Reserve for estimated losses	(198,054)
Total potential loss, contingent upon the bankruptcy proceedings	$198,271

NOTE 15 – INCOME TAXES

Under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) a net operating loss (“NOL”) arising during the Company’s fiscal year 2021 can be carried back for five years to offset the Company’s taxable income for fiscal years 2016-2020. This five-year period spans Federal effective tax rates for the Company ranging from 21% to 34%, the result of the Tax Cuts and Jobs Act enacted during the Company’s fiscal year ended February 28, 2018.

The Company’s deferred tax assets are valued at the current federally enacted rate of 21%. If the Company were to continue to realize NOL’s in future periods, or inclur a NOL for all of fiscal year 2021 the loss carryback provisions of the CARES Act may enable the Company to offset taxable income from prior years when federally enacted tax rates were higher than 21%. Under such a scenario, the Company would incur a gain associated with the revaluation of the Company’s deferred tax assets to the extent that prior taxable income during periods of higher enacted federal tax rates could be offset by current NOLs.

As of May 31, 2020, no amount has been recorded in anticipation of offsetting prior period’s taxable income with current NOLs as it is not possible for the Company to reasonably estimate the likelihood of such a scenario and the impact if realized.

NOTE 16 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 31, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$254,477	$2,293,093	$59,981	$254,047	$-	$2,861,598
Intersegment revenues	(683)	(158,478)	-	-	-	(159,161)
Revenue from external customers	253,794	2,134,615	59,981	254,047	-	2,702,437
Segment profit (loss)	(451,319)	(783,469)	(477,825)	(457,718)	(2,676,394)	(4,846,725)
Total assets	1,090,475	10,430,680	604,386	5,565,436	11,417,149	29,108,126
Capital expenditures	-	13,854	-	1,712	6,922	22,488
Total depreciation & amortization	$10,138	$161,830	$3,403	$146,949	$20,795	$343,115

Three Months Ended May 31, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,429,041	$5,866,472	$232,419	$1,159,805	$-	$8,687,737
Intersegment revenues	(1,286)	(260,452)	-	-	-	(261,738)
Revenue from external customers	1,427,755	5,606,020	232,419	1,159,805	-	8,425,999
Segment profit (loss)	617,910	1,168,687	(15,012)	279,163	(1,106,964)	943,784
Total assets	1,275,471	11,660,148	992,148	6,330,540	9,290,136	29,548,443
Capital expenditures	10,540	223,552	9,518	-	39,938	283,548
Total depreciation & amortization	$10,830	$150,132	$2,611	$190,769	$23,312	$377,654

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus (COVID-19) on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales throught the agreements with Edible, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020. Additional factors that might cause such differences include, but are not limited to: the length and severity of the current COVID-19 pandemic and its effect on among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2020, there were two Company-owned, 98 licensee-owned and 232 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, the republic of Panama, and the Philippines. As of May 31, 2020, U-Swirl operated three Company-owned cafés and 83 franchised cafés located in 25 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Strategic Alliance with Edible Arrangements

On December 20, 2019, the Company entered into a strategic alliance (the “Strategic Alliance”) with Edible Arrangements, LLC (“EA”) and Farids & Co. LLC (“Farids,” and together with EA and any permitted transferees, “Edible”), pursuant to which, among other things, the Company will become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with Edible. In addition, on March 7, 2020, the Company entered into an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites.

Bankruptcy of FTD Companies

In June 2019, the Company’s largest customer, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through the auction to multiple buyers. The Company is uncertain if accounts receivable and inventory balances associated with FTD at May 31, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future. See Note 13 to the financial statements contained herein for additional information about the FTD bankruptcy.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (COVID-19), including the vast mandated self-quarantines and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores have been directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 most stores previously closed for much of March 2020 and April 2020 in response to COVID-19 began to re-open. Most stores re-opened subject to various local health restrictions and reduced operations. It is unclear when or if store operations will return to pre COVID-19 levels.

In addition, as previously announced on May 11, 2020, the Board of Directors decided to suspend the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders.

During this challenging time, the Company’s foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. COVID-19 has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time and driving growth in online sales, especially in light of the ecommerce licensing agreement with Edible, as discussed below, while also sensibly managing costs. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 outbreak.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, the Company drew down the full amount under our line of credit and the Company received a loan under the Paycheck Protection Program (the “PPP”). The receipt of funds under the PPP has allowed the Company to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. While the Company believes it has sufficient liquidity with its current cash position, the Company will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity” in our Annual Report on Form 10-K as filed on May 29, 2020 with the United States Securities and Exchange Commission.

Results of Operations

Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019

Results Summary

Basic earnings per share decreased from $0.12 per share for the three months ended May 31, 2019 to a net loss of $(0.61) per share for the three months ended May 31, 2020. Revenues decreased 67.9% from $8.43 million for the three months ended May 31, 2019 to $2.70 million for the three months ended May 31, 2020. Operating income decreased from $946,000 for the three months ended May 31, 2019 to an operating loss of $(4.83) million for the three months ended May 31, 2020. Net income decreased from $712,000 for the three months ended May 31, 2019 to a net loss of $(3.67) million for the three months ended May 31, 2020. The decrease in revenue, operating income and net income was due primarily to the impacts from the COVID-19 pandemic, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations.

Revenues

	Three Months Ended
($'s in thousands)	May 31,		$	%
	2020	2019	Change	Change
Factory sales	$2,134.6	$5,606.0	$(3,471.4)	(61.9)%
Retail sales	187.6	854.6	(667.0)	(78.0)%
Franchise fees	55.0	106.3	(51.3)	(48.3)%
Royalty and marketing fees	325.2	1,859.1	(1,533.9)	(82.5)%
Total	$2,702.4	$8,426.0	$(5,723.6)	(67.9)%

Factory Sales

The decrease in factory sales for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was primarily due to a 73.6% decrease in sales of product to our network of franchised and licensed retail stores and a 30.5% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer during the three months ended May 31, 2020 were approximately $144,000, or 5.3% of the Company’s revenues, compared to $1.4 million, or 16.3% of the Company’s revenues during the three months ended May 31, 2019 for this same customer. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020, which significantly reduced traffic in our stores. These decreases were partially offset by increases in factory sales associated with our strategic alliance with Edibile and by an increase in revenue from online sales of our products directly to consumers. Beginning in May 2020 most stores previously closed for much of March 2020 and April 2020, in response to COVID-19, began to re-open. Most stores re-opened subject to various local health restrictions and reduced operations. It is unclear when or if store operations will return to pre COVID-19 levels.

Retail Sales

Retail sales at Company-owned stores decreased for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 as a result of the closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020. As of May 31, 2020 all but one Company-owned store had resumed limited operations following COVID-19 related closure.

Royalty, Marketing Fees and Franchise Fees

The decrease in royalty and marketing fees for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was primarily due to the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020. Nearly all of our franchised locations experienced reduced operations and periods of full closure during the three months ended May 31, 2020.

The decrease in franchise fees for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was the result of a decrease in revenue resulting from store closures and the termination of any future contract liability associated with the closure.

Costs and Expenses

Cost of Sales

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Cost of sales - factory	$2,790.6	$4,326.5	$(1,535.9)	(35.5)%
Cost of sales - retail	92.6	288.2	(195.6)	(67.9)%
Franchise costs	421.2	483.0	(61.8)	(12.8)%
Sales and marketing	474.1	556.7	(82.6)	(14.8)%
General and administrative	3,179.5	1,144.7	2,034.8	177.8%
Retail operating	319.2	448.9	(129.7)	(28.9)%
Total	$7,277.2	$7,248.0	$29.2	0.4%

Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$(656.0)	$1,279.5	$(1,935.5)	(151.3)%
Retail gross margin	95.0	566.4	(471.4)	(83.2)%
Total	$(561.0)	$1,845.9	$(2,406.9)	(130.4)%

	Three Months Ended
	May 31,		%	%
	2020	2019	Change	Change
(Percent)
Factory gross margin	-30.7%	22.8%	(53.5)%	(234.6)%
Retail gross margin	50.6%	66.3%	(15.7)%	(23.7)%
Total	-24.2%	28.6%	(52.8)%	(184.6)%

Adjusted Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$(656.0)	$1,279.5	$(1,935.5)	(151.3)%
Plus: depreciation and amortization	157.5	145.7	11.8	8.1%
Factory adjusted gross margin	(498.5)	1,425.2	(1,923.7)	(135.0)%
Retail gross margin	95.0	566.4	(471.4)	(83.2)%
Total Adjusted Gross Margin	$(403.5)	$1,991.6	$(2,395.1)	(120.3)%

Factory adjusted gross margin	-23.4%	25.4%	(48.8)%	(192.1)%
Retail gross margin	50.6%	66.3%	(15.7)%	(23.7)%
Total Adjusted Gross Margin	-17.4%	30.8%	(48.2)%	(156.5)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased to negative gross margin of (23.4)% in the three months ended May 31, 2020 compared to positive gross margin of 25.4% during the three months ended May 31, 2019, due primarily to lower production volume in the three months ended May 31, 2020 compared to the three months ended May 31, 2019. During the three monthd ended May 31, 2020, production volume decreased 56.7% in response to a 61.9% decrease in factory sales, primarily due to the impacts of the COVID-19 pandemic. As a result of the decrease in production volume, factory fixed costs, including idle labor, exceeded revenue during the three months ended May 31, 2020. During the three months ended May 31, 2020 the Company incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins decreased from 66.3% during the three months ended May 31, 2019 to 50.6% during the three months ended May 31, 2020. The decrease in retail gross margins was primarily the result of the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020 due to the COVID-19 pandemic, and the associated impact on perishable inventory.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was due primarily to lower travel costs, the result of COVID-19 related travel restrictions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 90.3% in the three months ended May 31, 2020 from 24.6% in the three months ended May 31, 2019. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was primarily due to lower advertising and promotion costs, partially offset by an increase in online advertising cost.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was due primarily to an increase in bad debt expense, the impairment of certain intangible assets and higher professional fees. As a percentage of total revenues, general and administrative expenses increased to 117.7% in the three months ended May 31, 2020 compared to 13.6% in the three months ended May 31, 2019. Bad debt expense was primarily the result of management’s assessment of the likelihood of collecting accounts and notes receivable as of May 31, 2020. As a result of this assessment total allowances for potentially uncollectable accounts and notes receivable increased to $2,108,912 at May 31, 2020, compared to $557,916 at February 29, 2020. This cost was a direct result of public health measures in place due to responses to COVID-19 and the financial burden experienced by the majority of our network of franchised and licensed locations. See Note 8 to the financial statements for a summary of costs associated with the impairment of certain intangible assets.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 was due to the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the three months ended May 31, 2020.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $186,000 in the three months ended May 31, 2020, a decrease of 20.0% from $232,000 incurred in the three months ended May 31, 2019. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 8.1% from $145,700 in the three months ended May 31, 2019 to $157,500 in the three months ended May 31, 2020. This increase was the result of an increase in production assets in service.

Other Income (Expense)

Net interest expense was $17,800 in the three months ended May 31, 2020 compared to net interest expense of $2,200 during the three months ended May 31, 2019. This change was primarily the result of the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the three months ended May 31, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paychecks Protection Program.

Income Tax Expense

Our effective income tax rate was 24.3% for the three months ended May 31, 2020 and was 24.6% for the three months ended May 31, 2019.

Liquidity and Capital Resources

As discussed below, we have taken several defensive measures to maximize liquidity in response to the COVID-19 pandemic, including the suspension of our cash dividend, reducing expenses, extending payment terms with vendors, reducing production volume and deferring discretionary capital expenditures. Based on these actions, we believe that cash flows from operations and our cash and cash equivalents on hand, will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

As of May 31, 2020, working capital was $5.1 million, compared to $8.0 million as of February 29, 2020, a decrease of $2.9 million. The decrease in working capital was primarily due to an increase in current liabilities, the result of the Company’s response to COVID-19 and measures taken to ensure sufficient short-term liquidity.

Cash and cash equivalent balances increased $2.6 million from $4.8 million as of February 29, 2020 to $7.4 million as of May 31, 2020, primarily as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described below. Our current ratio was 1.5 to 1 at May 31, 2020 compared to 2.4 to 1 at February 29, 2020. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2020, operating activities used cash of $1,598,042, primarily the result of operating results, the provision for loss on accounts and notes receivable of $1,468,815, asset impairment and store closure losses of $544,060, depreciation and amortization of $343,115, an increase in accounts payble of $680,748 and expense related to stock-based compensation of $143,718. During the three months ended May 31, 2019, operating activities provided cash of $1,828,109, primarily the result of operating results, depreciation and amortization of $377,654, a decrease in inventories of $344,058 and expense related to stock-based compensation of $231,254.

For the three months ended May 31, 2020, investing activities used cash of $46,127, primarily due to the purchases of property and equipment and intangible assets of $63,952. In comparison, investing activities used cash of $254,836 during the three months ended May 31, 2019, primarily due to the purchase of property and equipment of $283,548.

Financing activities provided cash of $4,236,021 for the three months ended May 31, 2020, primarily as a as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described below. In comparison, financing activitied used cash of $1,061,726 during the three months ended May 31, 2019, primarily due to dividend payments and payments on debt during the three months ended May 31, 2019.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes. On March 16, 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at May 31, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2020, the Company was not compliant with a covenant of the line of credit that requires the Company to have $1.5 million of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the trailing twelve months ended May 31, 2020. As a result of COVID-19, the Company failed to meet the amount of EBITDA required by this covenant. On June 26, 2020 Wells Fargo Bank, NA (“Wells Fargo”) delivered to the Company a Reservation of Rights Letter (“Bank Letter”). The Bank Letter reserved all rights available to Wells Fargo under the Credit Agreement dated October 30, 2015 including, but not limited to, the right of Wells Fargo to demand immediate payment of all amounts outstanding under the Credit Agreement. The letter also placed restrictions on the Company’s ability to draw any further funds on the Line of Credit. The Company intends to work with Wells Fargo to amend the associated covenants as the trends related to COVID-19 begin become clear. There is no assurance that Wells Fargo will agree to any proposed amendment. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms, subject to the Company’s recovery from the impacts of COVID-19.

PPP Loan

On April 13, 2020 and April 20, 2020, the Company entered into a Loan Agreements and Promissory Notes (collectively, the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. The SBA Loans are scheduled to mature on April 14 and April 20, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

Off-Balance Sheet Arrangements

Purchase obligations: As of May 31, 2020, we had purchase obligations of approximately $227,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015).

3.3	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019).

10.1	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020).

10.2	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020).

10.3	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020).

10.4	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020).

31.1*	Certification Filed Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	*XBRL Instance Document.

101.SCH	*XBRL Taxonomy Extension Schema Document.

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 20, 2020	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer,
Chief Financial Officer, Treasurer and Director