Form 10-Q
period 2020-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2020-10-15
CIK 1616262

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

On October 10, 2020, the registrant had outstanding 6,070,925 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

PART II.	OTHER INFORMATION	30

SIGNATURES	32

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2020	2019	2020	2019
Revenues
Sales	$3,994,152	$5,384,040	$6,316,363	$11,844,651
Franchise and royalty fees	1,333,250	2,001,230	1,713,476	3,966,618
Total Revenue	5,327,402	7,385,270	8,029,839	15,811,269

Costs and Expenses
Cost of sales	3,053,563	3,738,435	5,936,779	8,353,179
Franchise costs	451,003	441,638	872,248	924,651
Sales and marketing	408,919	434,782	883,009	991,433
General and administrative	788,543	830,451	3,968,018	1,975,182
Retail operating	329,367	469,304	648,578	918,206
Depreciation and amortization, exclusive of depreciation and amortization expense of $158,203, $147,415, $315,712 and $293,114, respectively, included in cost of sales	176,650	225,417	362,255	457,372
Costs associated with Company-owned store closures	-	-	68,558	-
Total costs and expenses	5,208,045	6,140,027	12,739,445	13,620,023

Income (Loss) from Operations	119,357	1,245,243	(4,709,606)	2,191,246

Other Income (Expense)
Interest Expense	(23,989)	(3,487)	(47,551)	(15,885)
Interest Income	5,365	6,007	11,165	16,186
Other income (expense), net	(18,624)	2,520	(36,386)	301

Income (Loss) Before Income Taxes	100,733	1,247,763	(4,745,992)	2,191,547

Income Tax Provision (Benefit)	24,601	329,675	(1,154,727)	561,850

Consolidated Net Income (Loss)	$76,132	$918,088	$(3,591,265)	$1,629,697

Basic Earnings (Loss) per Common Share	$0.01	$0.15	$(0.59)	$0.27
Diluted Earnings (Loss) per Common Share	$0.01	$0.15	$(0.59)	$0.26

Weighted Average Common Shares
Outstanding - Basic	6,066,034	5,977,746	6,062,443	5,970,012
Dilutive Effect of Employee
Stock Awards	219,043	279,584	-	275,935
Weighted Average Common Shares
Outstanding - Diluted	6,285,077	6,257,330	6,062,443	6,245,947

The accompanying notes are an integral part of these consolidated financial statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2020	2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,923,707	$4,822,071
Accounts receivable, less allowance for doubtful accounts of $1,812,680 and $638,907, respectively	2,917,061	4,049,959
Notes receivable, current portion, less current portion of the valuation allowance of $50,661 and $0,	111,933	160,700
Refundable income taxes	418,390	418,319
Inventories, net	5,726,426	3,750,978
Other	390,259	409,703
Total current assets	15,487,776	13,611,730
Property and Equipment, Net	5,533,901	5,938,013
Other Assets
Notes receivable, less current portion and valuation allowance of $149,339 and $0, respectively	99,059	289,515
Goodwill, net	729,701	1,046,944
Franchise rights, net	2,783,727	3,047,688
Intangible assets, net	411,040	498,393
Deferred income taxes	1,784,806	630,078
Lease right of use asset	2,301,165	2,698,765
Other	56,264	56,262
Total other assets	8,165,762	8,267,645
Total Assets	$29,187,439	$27,817,388
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$847,731	$-
Line of credit	3,448,165	-
Accounts payable	3,020,604	2,241,506
Accrued salaries and wages	695,695	716,860
Gift card liabilities	575,310	609,842
Other accrued expenses	442,337	316,751
Dividend payable	-	722,344
Contract liabilities	187,269	195,658
Lease liability	777,123	803,861
Total current liabilities	9,994,234	5,606,822
Lease Liability, Less Current Portion	1,557,719	1,894,904
Long-Term Debt, Less Current Portion	694,575	-
Contract Liabilities, Less Current Portion	889,228	960,151
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,067,461 shares and 6,019,532 shares issued and outstanding, respectively	6,068	6,020
Additional paid-in capital	7,747,320	7,459,931
Retained earnings	8,298,295	11,889,560
Total stockholders' equity	16,051,683	19,355,511
Total Liabilities and Stockholders' Equity	$29,187,439	$27,817,388

The accompanying notes are an integral part of these consolidated financial statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2020	2019
Cash Flows From Operating Activities
Net (loss) Income	$(3,591,265)	$1,629,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	677,967	750,486
Provision for obsolete inventory	24,729	47,945
Provision for loss on accounts and notes receivable	1,468,815	108,283
Asset impairment and store closure losses	544,060	-
Loss on sale or disposal of property and equipment	7,823	5,796
Expense recorded for stock compensation	287,437	386,670
Deferred income taxes	(1,154,728)	101,959
Changes in operating assets and liabilities:
Accounts receivable	(141,690)	(267,491)
Refundable income taxes	(71)	145,475
Inventories	(1,808,397)	212,138
Other current assets	19,445	(147,750)
Accounts payable	580,966	213,734
Accrued liabilities	103,564	(153,885)
Contract liabilities	(75,135)	(130,378)
Net cash (used in) provided by operating activities	(3,056,480)	2,902,679

Cash Flows from Investing Activities
Proceeds received on notes receivable	44,995	74,296
Purchase of intangible assets	(99,047)	-
Purchases of property and equipment	(50,853)	(480,984)
(Increase) decrease in other assets	-	312
Net cash used in investing activities	(104,905)	(406,376)

Cash Flows from Financing Activities
Payments on long-term debt	-	(696,043)
Proceeds from long-term debt	1,537,200	-
Proceeds from the line of credit	3,448,165	-
Dividends paid	(722,344)	(1,431,078)
Net cash provided by (used in) financing activities	4,263,021	(2,127,121)

Net Increase (Decrease) in Cash and Cash Equivalents	1,101,636	369,182

Cash and Cash Equivalents, Beginning of Period	4,822,071	5,384,027

Cash and Cash Equivalents, End of Period	$5,923,707	$5,753,209

The accompanying notes are an integral part of these consolidated financial statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of May 31, 2019	5,962,327	$5,962	$6,882,114	$13,728,480	$20,616,556
Consolidated net (loss) income				918,088	918,088
Issuance of common stock, vesting of restricted stock units and other	28,835	29	(29)		-
Equity compensation, restricted stock units			155,416		155,416
Cash dividends declared				(719,359)	(719,359)
Balance as of August 31, 2019	5,991,162	$5,991	$7,037,501	$13,927,209	$20,970,701

Balance as of February 28, 2019	5,957,827	5,958	$6,650,864	$13,733,010	$20,389,832
Consolidated net (loss) income				1,629,697	1,629,697
Issuance of common stock, vesting of restricted stock units and other	33,335	33	(33)		-
Equity compensation, restricted stock units			386,670		386,670
Cash dividends declared				(1,435,498)	(1,435,498)
Balance as of August 31, 2019	5,991,162	$5,991	$7,037,501	$13,927,209	$20,970,701

Balance as of May 31, 2020	6,060,663	$6,061	$7,603,608	$8,222,163	$15,831,832
Consolidated net (loss) income				76,132	76,132
Issuance of common stock, vesting of restricted stock units and other	6,798	7	(7)		-
Equity compensation, restricted stock units			143,719		143,719
Cash dividends declared				-	-
Balance as of August 31, 2020	6,067,461	$6,068	$7,747,320	$8,298,295	$16,051,683

Balance as of February 29, 2020	6,019,532	6,020	$7,459,931	$11,889,560	$19,355,511
Consolidated net (loss) income				(3,591,265)	(3,591,265)
Issuance of common stock, vesting of restricted stock units and other	47,929	48	(48)		-
Equity compensation, restricted stock units			287,437		287,437
Cash dividends declared				-	-
Balance as of August 31, 2020	6,067,461	$6,068	$7,747,320	$8,298,295	$16,051,683

The accompanying notes are an integral part of these consolidated financial statements

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

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates self-serve frozen yogurt cafés. The Company also sells its candy in selected locations outside of its system of retail stores and through ecommerce channels, and licenses the use of its brand with certain consumer products.

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

In FY 2020, we entered into a long-term strategic alliance with Edible Arrangements®, LLC and its affiliates (“Edible”) whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees (the “Strategic Alliance”). In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with Edible. Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible Arrangement locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Edible is also responsible for all ecommerce marketing and sales for the broader Rocky Mountain ecommerce ecosystem. In January 2020, the founder and Chief Executive Officer of Edible was elected to the Company’s Board of Directors at the Company’s Annual Meeting of Stockholders.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2020:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	5	162	167
International license stores	1	58	59
Cold Stone Creamery - co-branded	5	98	103
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	69	69
Franchise stores - Domestic - co-branded	1	7	8
International license stores	-	2	2
Total	12	401	413

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended August 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year, or any other future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

The year-end balance sheet data was derived from audited financial statements for the year ended February 29, 2020, but does not include all disclosures required by GAAP.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three and six months ended August 31, 2020 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus ("COVID-19"), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 and continuing through August 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of August 31, 2020 approximately 27 stores have not re-opened and the future of these locations is uncertain.  This is a closure rate significantly higher than historical levels. By August 31, 2020, certain stores have met or exceeded pre-COVID-19 levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

In addition, as previously announced in May 2020, the Board of Directors suspended the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

During this challenging time, the Company’s foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. The COVID-19 pandemic has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time and driving growth in online sales, especially in light of the ecommerce licensing agreement with Edible, as discussed below, while also sensibly managing costs. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 outbreak.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, the Company drew down the full amount under our line of credit and the Company received loans under the Paycheck Protection Program (the “PPP”). See Note 9 for additional information regarding our debt obligations. The receipt of funds under our debt obligations has allowed the Company to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. While the Company believes it has sufficient liquidity with its current cash position, the Company will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity” in our Annual Report on Form 10-K as filed on May 29, 2020 with the United States Securities and Exchange Commission

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. We adopted ASU 2017-04 effective March 1, 2020 (the first quarter of our 2021 fiscal year). The adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt ASU 2019-12 effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Related Party Transactions

As described above, in FY 2020, we entered into a long-term strategic alliance whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Also in FY 2020, the founder and Chief Executive Officer of Edible was elected to the Company’s Board of Directors at the Company’s Annual Meeting of Stockholders. During the six months ended August 31, 2020, the Company recognized approximately $949,000 of revenue related to purchases from Edible, its affiliates and its franchisees. As of August 31, 2020 the company recognized approximately $718,000 of accounts receivable from Edible its affiliates and its franchisees.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid for:	2020	2019
Interest	$46,441	$16,677
Income taxes	71	314,417
Non-cash Operating Activities
Accrued Inventory	394,697	237,842
Non-cash Financing Activities
Dividend payable	$-	$719,359

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –REVENUE FROM CONTRACTS WITH CUSTOMERS

Effective March 1, 2018, the Company adopted ASC 606, which provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionary items to the Company’s franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract the Company is obligated to many performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

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

The following table summarizes contract liabilities as of August 31, 2020 and August 31, 2019:

	Six Months Ended
	August 31:
	2020	2019
Contract liabilities at the beginning of the year:	$1,155,809	$1,352,572
Revenue recognized	(128,636)	(188,209)
Contract fees received	53,500	57,833
Amortized gain on the financed sale of equipment	(4,176)	(6,267)
Contract liabilities at the end of the period:	$1,076,497	$1,215,929

At August 31, 2020, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FY 21	$94,959
FY 22	182,079
FY 23	170,353
FY 24	137,744
FY 25	124,461
Thereafter	366,901
Total	$1,076,497

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended August 31, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$49,130	$-	$-	$24,490	$73,620

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	3,498,752	-	-	3,498,752
Retail sales	-	-	193,702	301,698	495,400
Royalty and marketing fees	991,006	-	-	268,624	1,259,630
Total	$1,040,136	$3,498,752	$193,702	$594,812	$5,327,402

Three Months Ended August 31, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$65,327	$-	$-	$16,602	$81,929

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	4,482,373	-	-	4,482,373
Retail sales	-	-	265,662	636,005	901,667
Royalty and marketing fees	1,449,157	-	-	470,144	1,919,301
Total	$1,514,484	$4,482,373	$265,662	$1,122,751	$7,385,270

Six Months Ended August 31, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$90,832	$-	$-	$37,804	$128,636

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,633,367	-	-	5,633,367
Retail sales	-	-	253,683	429,313	682,996
Royalty and marketing fees	1,203,098	-	-	381,742	1,584,840
Total	$1,293,930	$5,633,367	$253,683	$848,859	$8,029,839

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 31, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$145,346	$-	$-	$42,863	$188,209

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	10,088,393	-	-	10,088,393
Retail sales	-	-	498,081	1,258,177	1,756,258
Royalty and marketing fees	2,796,893	-	-	981,516	3,778,409
Total	$2,942,239	$10,088,393	$498,081	$2,282,556	$15,811,269

NOTE 5 – INVENTORIES

Inventories consist of the following:

	August 31, 2020	February 29, 2020
Ingredients and supplies	$2,772,234	$2,186,652
Finished candy	3,068,858	1,827,767
U-Swirl food and packaging	41,814	56,708
Reserve for slow moving inventory	(156,480)	(320,149)
Total inventories	$5,726,426	$3,750,978

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2020	February 29, 2020
Land	$513,618	$513,618
Building	5,031,395	5,031,395
Machinery and equipment	10,037,869	10,664,396
Furniture and fixtures	797,303	852,557
Leasehold improvements	985,407	1,154,396
Transportation equipment	429,789	440,989
	17,795,381	18,657,351

Less accumulated depreciation	(12,261,480)	(12,719,338)
Property and equipment, net	$5,533,901	$5,938,013

Depreciation expense related to property and equipment totaled $192,049 and $386,606 during the three and six months ended August 31, 2020 compared to $196,288 and $397,398 during the three and six months ended August 31, 2019, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2020		February 29, 2020
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$216,403	$295,779	$215,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	323,722	715,339	297,072
Franchise rights		20		5,979,637	3,195,910	5,979,637	2,931,949
Total				$7,482,605	$4,287,838	$7,542,558	$3,996,477
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				729,701		1,046,944

Total Intangible Assets				$8,212,306	$4,287,838	$8,589,502	$3,996,477

Amortization expense related to intangible assets totaled $142,804 and $291,361 during the three and six months ended August 31, 2020 compared to $176,544 and $353,088 during the three and six months ended August 31, 2019, respectively.

At August 31, 2020, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2021	274,705
2022	466,554
2023	391,988
2024	329,267
2025	277,022
Thereafter	1,281,184
Total	$3,020,720

During FY 2020, the Company initiated a store design project.  The initiative is expected to add approximately $250,000 of intangible assets, of which, $174,000 was recorded as of August 31, 2020.  This amount will be subject to amortization upon conclusion of the project.

NOTE 8 – IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the three months ended May 31, 2020. Based on the results of these assessments, we recorded $545,000 of goodwill impairment expense. This expense is presented within general and administrative expense on the Consolidated Statements of Operations. No additional tests for impairment were determined to be necessary during the three months ended August 31, 2020.

The assessment of our goodwill, trademark and long-lived asset fair values includes many assumptions that are subject to risk and uncertainties. The primary assumptions, which are all Level 3 inputs of the fair value hierarchy (inputs to the valuation methodology that are unobservable and significant to the fair value measurement), used in our impairment testing consist of:

●	Expected future cash flows from operation of our Company-owned units.
●	Forecasted future royalty revenue, marketing revenue and associated expenses.
●	Projected rate of royalty savings on trademarks.
●	Our cost of capital.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2020, costs associated with the impairment of long-lived and intangible assets consist of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets and inventory	68,558

Total	$544,801

Certain interim tests did not indicate a need for impairment. Franchise rights, store design, manufacturing segment goodwill and franchising goodwill tests succeeded during the interim period. We believe we have made reasonable estimates and judgements, however, further COVID-19-related impacts could cause interim testing to be performed in future periods and further impairments recorded if testing of impairments are not successful in future periods.

NOTE 9 – LINE OF CREDIT AND LONG-TERM DEBT

The Company has a $5.0 million credit line for general corporate and working capital purposes. On March 16, 2020, as a precautionary measure, in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at August 31, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At August 31, 2020, the Company was not compliant with a covenant of the line of credit that requires the Company to have $1.5 million of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the trailing twelve months ended August 31, 2020. As a result of COVID-19, the Company failed to meet the amount of EBITDA required by this covenant. On June 26, 2020 and on October 5, 2020 Wells Fargo Bank, NA (“Wells Fargo”) delivered to the Company Reservation of Rights Letters (“Bank Letters”). The Bank Letters reserved all rights available to Wells Fargo under the Credit Agreement dated October 30, 2015 including, but not limited to, the right of Wells Fargo to demand immediate payment of all amounts outstanding under the Credit Agreement. The Bank Letters also placed restrictions on the Company’s ability to draw any further funds on the line of credit. The Company intends to work with Wells Fargo to amend the associated covenants as the trends related to COVID-19 begin to become clear. There is no assurance that Wells Fargo will agree to any proposed amendment. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms, subject to the Company’s recovery from the impacts of COVID-19.

The Company’s long-term debt is comprised of promissory notes pursuant to the PPP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA Loans”). The Company received total proceeds of $1.5 million from the SBA Loans. The SBA Loans are scheduled to mature in April 2022 and have a 1.00% interest rate, and are subject to the terms and conditions applicable to loans administered by the CARES Act. The SBA Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of August 31, 2020, the Company is in compliance with all provisions related to the SBA Loans.

The SBA Loans contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loans may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60-75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company believes it has used the proceeds from the SBA Loans for qualifying expenses. No assurance can be given that the Company will be granted forgiveness of the SBA Loans in whole or in part. As of August 31, 2020, the Company had recorded approximately $5,855 of interest expense payable related to the SBA Loans.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2020 and February 29, 2020, notes payable consisted of the following:

	August 31, 2020	February 29, 2020
Paycheck protection program note payable in monthly installments of principal and interest at 1.0% per annum through April 2022	$1,542,306	$-
Less: current maturities	(847,731)	-
Long-term obligations	$694,575	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

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

As previously announced in May 2020, the Board of Directors suspended the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and global economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and six months ended August 31, 2020. As of August 31, 2020, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. On September 17, 2020, the Company’s stockholders approved an amendment and restatement of the 2007 Plan to (1) increase the number of authorized shares under the 2007 Plan by 300,000 shares and (2) to extend the term of the 2007 Plan to September 17, 2030. As of the filing date of this report, there were 319,324 shares available for issuance as awards under the 2007 Plan.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $143,719 and $287,437 of stock-based compensation expense during the three- and six-month periods ended August 31, 2020, respectively, compared to $155,416 and $386,670 during the three- and six-month periods ended August 31, 2019, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the six months ended August 31, 2020 and 2019:

	Six Months Ended
	August 31,
	2020	2019
Outstanding non-vested restricted stock units as of February 28 or 29:	265,555	25,002
Granted	-	270,000
Vested	(47,929)	(28,502)
Cancelled/forfeited	-	-
Outstanding non-vested restricted stock units as of August 31:	217,626	266,500

Weighted average grant date fair value	$9.40	$9.40
Weighted average remaining vesting period (in years)	4.15	5.14

The Company did not issue any unrestricted shares of stock to non-employee directors during the six months ended August 31, 2020 compared to an aggregate of 4,833 shares issued during the six months ended August 31, 2019. In connection with these non-employee director stock issuances, the Company recognized $0 and $45,652 of stock-based compensation expense during the six months ended August 31, 2020 and 2019, respectively.

During the three- and six-month periods ended August 31, 2020, the Company recognized $143,719 and $287,437, respectively, of stock-based compensation expense related to restricted stock unit grants. The restricted stock unit grants generally vest in equal annual or quarterly installments over a period of five to six years. During the six-month periods ended August 31, 2020 and 2019, 47,929 and 28,502 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2020 was $1,850,943, which is expected to be recognized over the weighted-average period of 4.15 years.

The Company has no outstanding stock options as of August 31, 2020.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the settlement of restricted stock units. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2020, 960,677 shares of common stock warrants and 222,634 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2020 and 2019, lease expense recognized in the Consolidated Statements of Income was $440,121 and $478,707, respectively.

The amount of the Right of Use Asset and Lease Liability recorded upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of August 31, 2020. The total estimated future minimum lease payments is $2.6 million.

As of August 31, 2020, maturities of lease liabilities for the Company’s operating leases were as follows:

FY 21	$411,447
FY 22	694,755
FY 23	437,445
FY 24	315,962
FY 25	164,223
Thereafter	552,818
Total	$2,576,650

Less: imputed interest	(241,808)
Present value of lease liabilities:	$2,334,842

Weighted average lease term (in years)	6.7

During the three months ended August 31, 2019, the Company entered into a lease amendment to extend the term of a lease for a Company-owned location. This lease amendment resulted in the Company recognizing a present value of future lease liability of $476,611 based upon a total lease liability of $532,811.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of August 31, 2020, the Company was contracted for approximately $100,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FTD LOSS CONTINGENCY

In June 2019, the Company’s largest customer at the time, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through an auction to multiple buyers.

The Company historically conducted business with FTD under a Gourmet Foods Supplier Agreement (the “FTD Supplier Agreement”), that among other provisions, provided assurance that custom inventory purchased by the Company and developed specifically for FTD would be purchased by FTD upon termination of the FTD Supplier Agreement. In September 2019, the Company received notice that the bankruptcy court had approved FTD to reject and not enforce the FTD Supplier Agreement as part of the proceedings.

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the FTD Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at August 31, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future.

As of August 31, 2020, the Company had recorded inventory and receivables related to FTD of approximately $226,000 and $80,000, respectively. The Company had also established reserves of approximately $146,000 for expected losses on FTD inventory and receivables upon the conclusion of the bankruptcy proceedings.

NOTE 15 – INCOME TAXES

Under the recently enacted CARES Act a net operating loss (“NOL”) arising during the Company’s fiscal year 2021 can be carried back for five years to offset the Company’s taxable income for fiscal years 2016-2020. This five-year period spans Federal effective tax rates for the Company ranging from 21% to 34%, the result of the Tax Cuts and Jobs Act enacted during the Company’s fiscal year ended February 28, 2018.

The Company’s deferred tax assets are valued at the current federally enacted rate of 21%. If the Company were to continue to realize NOLs in future periods, or incur a NOL for all of fiscal year 2021 the loss carryback provisions of the CARES Act may enable the Company to offset taxable income from prior years when federally enacted tax rates were higher than 21%. Under such a scenario, the Company would incur a gain associated with the revaluation of the Company’s deferred tax assets to the extent that prior taxable income during periods of higher enacted federal tax rates could be offset by current NOLs.

As of August 31, 2020, the Company is in the process of analyzing the different aspects of the CARES Act to quantify the impact of these provisions on the Company’s income taxes.

NOTE 16 – OPERATING SEGMENTS

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended August 31, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,040,863	$3,768,416	$193,702	$594,812	$-	$5,597,793
Intersegment revenues	(727)	(269,664)	-	-	-	(270,391)
Revenue from external customers	1,040,136	3,498,752	193,702	594,812	-	5,327,402
Segment profit (loss)	366,535	489,668	21,924	11,903	(789,297)	100,733
Total assets	1,387,005	12,241,965	618,323	5,526,772	9,413,374	29,187,439
Capital expenditures	150	11,343	72	-	16,799	28,364
Total depreciation & amortization	$10,095	$162,523	$1,391	$140,823	$20,021	$334,853

Three Months Ended August 31, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,515,805	$4,714,682	$265,662	$1,122,751	$-	$7,618,900
Intersegment revenues	(1,321)	(232,309)	-	-	-	(233,630)
Revenue from external customers	1,514,484	4,482,373	265,662	1,122,751	-	7,385,270
Segment profit (loss)	828,978	955,360	7,979	296,880	(841,434)	1,247,763
Total assets	1,445,041	11,838,237	1,005,356	5,620,012	9,377,697	29,286,343
Capital expenditures	(2,040)	162,127	23,106	1,673	12,570	197,436
Total depreciation & amortization	$10,353	$151,848	$2,533	$185,208	$22,891	$372,833

Six Months Ended August 31, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,295,339	$6,061,508	$253,683	$848,859	$-	$8,459,389
Intersegment revenues	(1,409)	(428,141)	-	-	-	(429,550)
Revenue from external customers	1,293,930	5,633,367	253,683	848,859	-	8,029,839
Segment profit (loss)	(84,784)	(293,801)	(455,902)	(445,815)	(3,465,690)	(4,745,992)
Total assets	1,387,005	12,241,965	618,323	5,526,772	9,413,374	29,187,439
Capital expenditures	150	25,197	72	1,712	23,722	50,853
Total depreciation & amortization	$20,233	$324,353	$4,794	$287,772	$40,815	$677,967

Six Months Ended August 31, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,944,846	$10,581,154	$498,081	$2,282,556	$-	$16,306,637
Intersegment revenues	(2,607)	(492,761)	-	-	-	(495,368)
Revenue from external customers	2,942,239	10,088,393	498,081	2,282,556	-	15,811,269
Segment profit (loss)	1,446,888	2,124,047	(7,033)	576,043	(1,948,398)	2,191,547
Total assets	1,445,041	11,838,237	1,005,356	5,620,012	9,377,697	29,286,343
Capital expenditures	8,500	385,679	32,624	1,673	52,508	480,984
Total depreciation & amortization	$21,183	$301,980	$5,143	$375,977	$46,203	$750,486

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus ("COVID-19") on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales through the agreements with Edible, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020. Additional factors that might cause such differences include, but are not limited to: the length and severity of the current COVID-19 pandemic and its effect on among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2020, there were two Company-owned, 98 licensee-owned and 220 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of August 31, 2020, U-Swirl operated three Company-owned cafés and 78 franchised cafés located in 24 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Strategic Alliance with Edible Arrangements

In December 2019, the Company entered into a strategic alliance (the “Strategic Alliance”) with Edible Arrangements, LLC and its affiliates (collectively, “Edible”), pursuant to which, among other things, the Company will become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with Edible. In addition, in March 2020, the Company entered into an ecommerce licensing agreement with Edible, whereby Edible sells a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites.

Bankruptcy of FTD Companies

In June 2019, the Company’s largest customer at the time, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through the auction to multiple buyers. The Company is uncertain if accounts receivable and inventory balances associated with FTD at August 31, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future. See Note 14 to the consolidated financial statements contained herein for additional information about the FTD bankruptcy.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three and six months ended August 31, 2020 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus ("COVID-19"), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 and continuing through August 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of August 31, 2020 approximately 27 stores have not re-opened and the future of these locations is uncertain.  This is a closure rate significantly higher than historical levels. By August 31, 2020, certain stores have met or exceeded pre-COVID-19 levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

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

During this challenging time, the Company’s foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. COVID-19 has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products remain available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time and driving growth in online sales, especially in light of the ecommerce licensing agreement with Edible, as discussed above, while also sensibly managing costs. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 outbreak.

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

Results of Operations

Three Months Ended August 31, 2020 Compared to the Three Months Ended August 31, 2019

Results Summary

Basic earnings per share decreased 93.3% from $0.15 per share in the three months ended August 31, 2019 to $0.01 per share in the three months ended August 31, 2020. Revenues decreased 27.9% from $7.4 million in the three months ended August 31, 2019 to $5.3 million in the three months ended August 31, 2020. Operating income decreased 90.4% from $1.2 million in the three months ended August 31, 2019 to $119,000 in the three months ended August 31, 2020. Net income decreased 91.7% from $918,000 in the three months ended August 31, 2019 to $76,000 in the three months ended August 31, 2020. The decrease in revenue, operating income and net income was due primarily to the continued impacts from the COVID-19 pandemic, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations.

Revenues

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change
Factory sales	$3,498.8	$4,482.4	$(983.6)	(21.9)%
Retail sales	495.4	901.7	(406.3)	(45.1)%
Franchise fees	73.6	81.9	(8.3)	(10.1)%
Royalty and marketing fees	1,259.6	1,919.3	(659.7)	(34.4)%
Total	$5,327.4	$7,385.3	$(2,057.9)	(27.9)%

Factory Sales

The decrease in factory sales for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 was primarily due to a 34.5% decrease in sales of product to our network of franchised and licensed retail stores, partially offset by a $416,000 increase in shipments of product to customers outside our network of franchised retail stores. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended August 31, 2020, which significantly reduced traffic in our stores. The increase in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of sales associated with our strategic alliance with Edible.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 27.7% in the three months ended August 31, 2020, compared with the three months ended August 31, 2019 as result of store closures, reduced operations and reduced demand in stores as a result of the impacts of the COVID-19 pandemic.

Retail Sales

The decrease in retail sales for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 was primarily the result of limited operations and limited foot traffic during the three months ended August 31, 2020. The limited operations at our Company-owned stores was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended August 31, 2020. As of August 31, 2020, all Company-owned stores had resumed limited operations following COVID-19 related closure. Same store sales at all Company-owned stores and cafés decreased 39% in the three months ended August 31, 2020 compared to the three months ended August 31, 2019.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2019 to the three months ended August 31, 2020 was primarily due to the COVID-19 pandemic and the associated public health measures in place during the three months ended August 31, 2020 and a decrease in domestic franchise units in operation. Nearly all of our franchised locations experienced reduced operations during the three months ended August 31, 2020. The average number of total domestic franchise stores in operation decreased 4.8% from 272 in the three months ended August 31, 2019 to 259 during the three months ended August 31, 2020. This decrease is the result of domestic store closures exceeding domestic store openings. Same store sales at total franchise stores and cafés in operation decreased 29% during the three months ended August 31, 2020 compared to the three months ended August 31, 2019.

The decrease in franchise fee revenue for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 was the result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

Costs and Expenses

Cost of Sales

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Cost of sales - factory	$2,907.8	$3,435.3	$(527.5)	(15.4)%
Cost of sales - retail	145.8	303.1	(157.3)	(51.9)%
Franchise costs	451.0	441.6	9.4	2.1%
Sales and marketing	408.9	434.8	(25.9)	(6.0)%
General and administrative	788.5	830.5	(42.0)	(5.1)%
Retail operating	329.4	469.3	(139.9)	(29.8)%
Total	$5,031.4	$5,914.6	$(883.2)	(14.9)%

Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$591.0	$1,047.1	$(456.1)	(43.6)%
Retail gross margin	349.6	598.6	(249.0)	(41.6)%
Total	$940.6	$1,645.7	$(705.1)	(42.8)%

	Three Months Ended
	August 31,		%	%
	2020	2019	Change	Change
(Percent)
Factory gross margin	16.9%	23.4%	(6.5)%	(27.7)%
Retail gross margin	70.6%	66.4%	4.2%	6.3%
Total	23.5%	30.6%	(7.0)%	(23.0)%

Adjusted Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$591.0	$1,047.1	$(456.1)	(43.6)%
Plus: depreciation and amortization	158.2	147.4	10.8	7.3%
Factory adjusted gross margin	749.2	1,194.5	(445.3)	(37.3)%
Retail gross margin	349.6	598.6	(249.0)	(41.6)%
Total Adjusted Gross Margin	$1,098.8	$1,793.1	$(694.3)	(38.7)%

Factory adjusted gross margin	21.4%	26.6%	(5.2)%	(19.6)%
Retail gross margin	70.6%	66.4%	4.2%	6.3%
Total Adjusted Gross Margin	27.5%	33.3%	(5.8)%	(17.4)%

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

Cost of Sales and Gross Margin

Factory margins decreased 650 basis points in the three months ended August 31, 2020 compared to the three months ended August 31, 2019 due primarily to lower production volume in the three months ended August 31, 2020 compared to the three months ended August 31, 2019. During the three months ended August 31, 2020, production volume decreased 11.0% in response to a 21.9% decrease in factory sales, primarily due to the impacts of the COVID-19 pandemic.

Retail gross margins increased from 66.4% during the three months ended August 31, 2019 to 70.6% during the three months ended August 31, 2020.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2020 compared to the three months ended August 31, 2019 is due primarily to an increase in professional fees, mostly offset by lower travel costs, the result of COVID-19 related travel restrictions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 33.8% in the three months ended August 31, 2020 from 22.1% in the three months ended August 31, 2019. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 is primarily due to lower advertising and promotion costs, partially offset by an increase in online advertising cost.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 is primarily due to lower professional fees, lower bad debt expense, and lower equity compensation expense. As a percentage of total revenues, general and administrative expenses increased to 14.8% in the three months ended August 31, 2020 compared to 11.2% in the three months ended August 31, 2019.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 was due primarily to reduced operations as a result of the COVID-19 pandemic. Retail operating expenses, as a percentage of retail sales, increased from 52.0% in the three months ended August 31, 2019 to 66.5% in the three months ended August 31, 2020. This increase is primarily the result of lower retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $177,000 in the three months ended August 31, 2020, a decrease of 21.6% from $225,000 in the three months ended August 31, 2019. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the consolidated financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 7.3% from $147,000 in the three months ended August 31, 2019 to $158,000 in the three months ended August 31, 2020. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Other Income (Expense)

Net interest expense was $19,000 in the three months ended August 31, 2020 compared to net interest income of $3,000 incurred in the three months ended August 31, 2019. This change was primarily the result of the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the three months ended May 31, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2020 was 24.4%, compared to 26.4% for the three months ended August 31, 2019. The decrease in the effective income tax rate is primarily the result of lower state income taxes.

Six Months Ended August 31, 2020 Compared to the Six Months Ended August 31, 2019

Results Summary

Basic earnings per share decreased from $0.27 per share for the six months ended August 31, 2019 to a net loss of $(0.59) per share for the six months ended August 31, 2020. Revenues decreased 49.2% from $15.8 million for the six months ended August 31, 2019 to $8.0 million for the six months ended August 31, 2020. Operating income decreased from $2.2 million for the six months ended August 31, 2019 to an operating loss of $(4.7) million for the six months ended August 31, 2020. Net income decreased from $1.6 million for the six months ended August 31, 2019 to a net loss of $(3.6) million for the six months ended August 31, 2020. The decrease in revenue, operating income and net income was due primarily to the impacts from the COVID-19 pandemic, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations.

Revenues

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change
Factory sales	$5,633.4	$10,088.4	$(4,455.0)	(44.2)%
Retail sales	683.0	1,756.3	(1,073.3)	(61.1)%
Franchise fees	128.6	188.2	(59.6)	(31.7)%
Royalty and marketing fees	1,584.8	3,778.4	(2,193.6)	(58.1)%
Total	$8,029.8	$15,811.3	$(7,781.5)	(49.2)%

Factory Sales

The decrease in factory sales for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 was primarily due to a 53.7% decrease in sales of product to our network of franchised and licensed retail stores and a 5.9% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, FTD, were approximately $199,000, or 2.5%, of the Company’s revenues during the six months ended August 31, 2020, compared to $1.5 million, or 9.3% of the Company’s revenues during the six months ended August 31, 2019. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. Until the bankruptcy proceedings are complete, it is unclear whether the Company will realize any revenue from FTD in the future, and if so, whether such revenues will return to historic levels. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the six months ended August 31, 2020, which significantly reduced traffic in our stores. These decreases were partially offset by increases in factory sales associated with our strategic alliance with Edible and by an increase in revenue from online sales of our products directly to consumers. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020, in response to COVID-19, began to re-open. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre COVID-19 levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 50.5% in the six months ended August 31, 2020, compared with the six months ended August 31, 2019.

Retail Sales

The decrease in retail sales for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 was primarily due to the closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020. As of August 31, 2020, all of our Company-owned stores had resumed limited operations following the COVID-19 related closures.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the six months ended August 31, 2019 to the six months ended August 31, 2020 was primarily due to the COVID-19 pandemic and the associated public health measures in place during the six months ended August 31, 2020. Nearly all of our franchised locations experienced reduced operations and periods of full closure during the six months ended August 31, 2020.

The decrease in franchise fee revenue for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 was the result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

Costs and Expenses

Cost of Sales

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Cost of sales - factory	$5,698.3	$7,761.8	$(2,063.5)	(26.6)%
Cost of sales - retail	238.4	591.3	(352.9)	(59.7)%
Franchise costs	872.3	924.7	(52.4)	(5.7)%
Sales and marketing	883.0	991.4	(108.4)	(10.9)%
General and administrative	3,968.0	1,975.2	1,992.8	100.9%
Retail operating	648.6	918.2	(269.6)	(29.4)%
Total	$12,308.6	$13,162.6	$(854.0)	(6.5)%

Gross Margin

	Six Months Ended
	August 31,		$	%
	2020	2019	Change	Change

Factory gross margin	$(64.9)	$2,326.6	$(2,391.5)	(102.8)%
Retail gross margin	444.6	1,165.0	(720.4)	(61.8)%
Total	$379.7	$3,491.6	$(3,111.9)	(89.1)%

	Six Months Ended
	August 31,		%	%
	2020	2019	Change	Change

Factory gross margin	-1.2%	23.1%	(24.2)%	(105.0)%
Retail gross margin	65.1%	66.3%	(1.2)%	(1.9)%
Total	6.0%	29.5%	(23.5)%	(79.6)%

Adjusted Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$(64.9)	$2,326.6	$(2,391.5)	(102.8)%
Plus: depreciation and amortization	315.7	293.1	22.6	7.7%
Factory adjusted gross margin	250.8	2,619.7	(2,368.9)	(90.4)%
Retail gross margin	444.6	1,165.0	(720.4)	(61.8)%
Total Adjusted Gross Margin	$695.4	$3,784.7	$(3,089.3)	(81.6)%

Factory adjusted gross margin	4.5%	26.0%	(21.5)%	(82.9)%
Retail gross margin	65.1%	66.3%	(1.2)%	(1.9)%
Total Adjusted Gross Margin	11.0%	32.0%	(20.9)%	(65.5)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased to a negative gross margin of (1.2)% in the six months ended August 31, 2020 compared to a positive gross margin of 23.1% during the six months ended August 31, 2019, due primarily to lower production volume in the six months ended August 31, 2020 compared to the six months ended August 31, 2019. During the six months ended August 31, 2020, production volume decreased 34.0% in response to a 44.2% decrease in factory sales, primarily due to the impacts of the COVID-19 pandemic. As a result of the decrease in production volume, factory fixed costs, including idle labor, exceeded revenue during the six months ended August 31, 2020. During the six months ended August 31, 2020, the Company incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins decreased from 66.3% during the six months ended August 31, 2019 to 65.1% during the six months ended August 31, 2020. The decrease in retail gross margins was primarily the result of the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020 due to the COVID-19 pandemic, and the associated impact on perishable inventory.

Franchise Costs

The decrease in franchise costs in the six months ended August 31, 2020 compared to the six months ended August 31, 2019 is due primarily to lower travel costs, the result of COVID-19 related travel restrictions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 50.9% in the six months ended August 31, 2020 from 23.3% in the six months ended August 31, 2019. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise and royalty fees.

Sales and Marketing

The decrease in sales and marketing costs for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 was primarily due to lower advertising and promotion costs, partially offset by an increase in online advertising cost.

General and Administrative

The increase in general and administrative costs for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 was due primarily to an increase in bad debt expense, the impairment of certain intangible assets and higher professional fees. As a percentage of total revenues, general and administrative expenses increased to 49.4% in the six months ended August 31, 2020 compared to 12.5% in the six months ended August 31, 2019. Bad debt expense was primarily the result of management’s assessment of the likelihood of collecting accounts and notes receivable. As a result of this assessment total allowances for potentially uncollectable accounts and notes receivable increased to $2,012,680 at August 31, 2020, compared to $638,907 at February 29, 2020. This cost was a direct result of public health measures in place due to responses to COVID-19 and the financial burden experienced by the majority of our network of franchised and licensed locations. See Note 8 to the financial statements for a summary of costs associated with the impairment of certain intangible assets.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2020 compared to the six months ended August 31, 2019 was due to the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of COVID-19 and the associated public health measures in place. Retail operating expenses, as a percentage of retail sales, increased from 52.3% in the six months ended August 31, 2019 to 95.0% in the six months ended August 31, 2020. This increase is primarily the result of lower retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $362,000 in the six months ended August 31, 2020, a decrease of 20.8% from $457,000 in the six months ended August 31, 2019. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 8 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 7.8% from $293,000 in the six months ended August 31, 2019 to $316,000 in the six months ended August 31, 2020. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Other Income (Expense)

Net interest expense was $36,400 in the six months ended August 31, 2020 compared to net interest income of $300 during the six months ended August 31, 2019. This change was primarily the result of the Company’s increased debt as a result of measures taken during the six months ended August 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the six months ended August 31, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2020 was 24.3%, compared to 25.6% for the six months ended August 31, 2019. The decrease in the effective income tax rate is primarily the result of lower state income taxes.

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

As of August 31, 2020 working capital was $5.5 million, compared to $8.0 million as of February 29, 2020, a decrease of $2.5 million. The decrease in working capital was primarily due to an increase in current liabilities, the result of the Company’s response to COVID-19 and measures taken to ensure sufficient short-term liquidity.

Cash and cash equivalent balances increased approximately $1.1 million to $5.9 million as of August 31, 2020 compared to $4.8 million as of February 29, 2020, primarily as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described below. Our current ratio was 1.5 to 1 at August 31, 2020 compared to 2.4 to 1 at February 29, 2020. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the six months ended August 31, 2020, we had a net loss of $(3,591,265). Operating activities used cash of $3,056,480, with the principal adjustment to reconcile the net income to net cash used by operating activities being the provision for loss on accounts and notes receivable of $1,468,815, asset impairment and store closure losses of $544,060, depreciation and amortization of $677,967, an increase in accounts payable of $580,966 and expense related to stock-based compensation of $287,437. During the comparable 2019 period, we had net income of $1,629,697, and operating activities provided cash of $2,902,679. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $750,486 and the expense recorded for stock compensation of $386,670.

During the six months ended August 31, 2020, investing activities used cash of $104,905, primarily due to the purchases of intangible assets of $99,047. In comparison, investing activities used cash of $406,376 during the six months ended August 31, 2019 primarily due to the purchase of property and equipment of $480,984.

Financing activities provided cash of $4,263,021 for the six months ended August 31, 2020 primarily as a as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described below. In comparison, financing activities used cash of $2,127,121 during the prior year period primarily due to payments on long-term debt and declared dividends.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes. On March 16, 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at August 31, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At August 31, 2020, the Company was not compliant with a covenant of the line of credit that requires the Company to have $1.5 million of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the trailing twelve months ended August 31, 2020. As a result of COVID-19, the Company failed to meet the amount of EBITDA required by this covenant. On June 26, 2020 and on October 5, 2020 Wells Fargo Bank, NA (“Wells Fargo”) delivered to the Company Reservation of Rights Letters (“Bank Letters”). The Bank Letters reserved all rights available to Wells Fargo under the Credit Agreement dated October 30, 2015 including, but not limited to, the right of Wells Fargo to demand immediate payment of all amounts outstanding under the Credit Agreement. The Bank Letters also placed restrictions on the Company’s ability to draw any further funds on the Line of Credit. The Company intends to work with Wells Fargo to amend the associated covenants as the trends related to COVID-19 begin to become clear. There is no assurance that Wells Fargo will agree to any proposed amendment. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms, subject to the Company’s recovery from the impacts of COVID-19

PPP Loan

On April 13, 2020 and April 20, 2020, the Company entered into Loan Agreements and Promissory Notes (collectively, the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. The SBA Loans are scheduled to mature on April 14 and April 20, 2022 and have a 1.00% interest rate and are subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The SBA Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The SBA Loans contain customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loans may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company has used the proceeds from the SBA Loans primarily for payroll costs. No assurance can be given that the Company will be granted forgiveness of the SBA Loans in whole or in part.

Off-Balance Sheet Arrangements

As of August 31, 2020, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of August 31, 2020, we had purchase obligations of approximately $100,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our principal executive and financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of August 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

* Filed herewith

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 15, 2020	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer,
Chief Financial Officer, Treasurer and Chairman of the Board of Directors