Form 10-Q
period 2020-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2021-01-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

On January 10, 2021, the registrant had outstanding 6,074,293 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Revenues
Sales	$6,101,776	$6,490,601	$12,418,139	$18,335,252
Franchise and royalty fees	1,127,091	1,422,651	2,840,567	5,389,269
Total Revenue	7,228,867	7,913,252	15,258,706	23,724,521

Costs and Expenses
Cost of sales	4,688,011	4,956,177	10,624,790	13,309,356
Franchise costs	440,669	428,236	1,312,917	1,352,887
Sales and marketing	382,462	434,989	1,265,471	1,426,422
General and administrative	788,717	1,529,271	4,756,735	3,504,453
Retail operating	361,454	445,899	1,010,032	1,364,105
Depreciation and amortization, exclusive of depreciation and amortization expense of $157,582, $147,338, $473,294 and $440,452, respectively, included in cost of sales	168,990	216,854	531,245	674,226
Costs associated with Company-owned store closures	-	-	68,558	-
Total costs and expenses	6,830,303	8,011,426	19,569,748	21,631,449

Income (Loss) from Operations	398,564	(98,174)	(4,311,042)	2,093,072

Other Income (Expense)
Interest expense	(24,690)	(2,890)	(72,241)	(18,775)
Interest income	3,461	7,205	14,626	23,391
Gain on insurance recovery	210,464	-	210,464	-
Debt forgiveness income	108,309	-	108,309	-
Other income, net	297,544	4,315	261,158	4,616

Income (Loss) Before Income Taxes	696,108	(93,859)	(4,049,884)	2,097,688

Income Tax Provision (Benefit)	172,413	(22,222)	(982,314)	539,628

Consolidated Net Income (Loss)	$523,695	$(71,637)	$(3,067,570)	$1,558,060

Basic Earnings (Loss) per Common Share	$0.09	$(0.01)	$(0.51)	$0.26
Diluted Earnings (Loss) per Common Share	$0.08	$(0.01)	$(0.51)	$0.25

Weighted Average Common Shares
Outstanding - Basic	6,070,887	5,994,955	6,065,237	5,978,270
Dilutive Effect of Employee
Stock Awards	213,432	-	-	271,667
Weighted Average Common Shares
Outstanding - Diluted	6,284,319	5,994,955	6,065,237	6,249,937

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2020 (unaudited)	February 29, 2020
Assets
Current Assets
Cash and cash equivalents	$7,270,921	$4,822,071
Accounts receivable, less allowance for doubtful accounts of $1,752,900 and $638,907, respectively	2,339,217	4,049,959
Notes receivable, current portion, less current portion of the valuation allowance of $55,751 and $0	88,873	160,700
Refundable income taxes	421,571	418,319
Inventories, net	4,905,815	3,750,978
Other	308,268	409,703
Total current assets	15,334,665	13,611,730

Property and Equipment, Net	5,270,086	5,938,013

Other Assets
Notes receivable, less current portion and valuation allowance of $67,743 and $0, respectively	98,150	289,515
Goodwill, net	729,701	1,046,944
Franchise rights, net	2,651,745	3,047,688
Intangible assets, net	405,972	498,393
Deferred income taxes	1,620,207	630,078
Lease right of use asset	2,114,224	2,698,765
Other	56,264	56,262
Total other assets	7,676,263	8,267,645

Total Assets	$28,281,014	$27,817,388

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long term debt	$948,968	$-
Line of credit	3,448,165	-
Accounts payable	1,802,307	2,241,506
Accrued salaries and wages	667,602	716,860
Gift card liabilities	572,098	609,842
Other accrued expenses	381,847	316,751
Dividend payable	-	722,344
Contract liabilities	194,095	195,658
Lease liability	740,486	803,861
Total current liabilities	8,755,568	5,606,822

Lease Liability, Less Current Portion	1,408,258	1,894,904
Long-Term Debt, Less Current Portion	488,895	-
Contract Liabilities, Less Current Portion	940,716	960,151

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,070,925 shares and 6,019,532 shares issued and outstanding, respectively	6,071	6,020
Additional paid-in capital	7,859,516	7,459,931
Retained earnings	8,821,990	11,889,560

Total stockholders' equity	16,687,577	19,355,511

Total Liabilities and Stockholders' Equity	$28,281,014	$27,817,388

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss) Income	$(3,067,570)	$1,558,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,004,539	1,114,678
Provision for obsolete inventory	41,433	307,836
Provision for loss on accounts and notes receivable	1,468,815	134,783
Asset impairment and store closure losses	544,060	-
Loss (gain) on sale or disposal of property and equipment	(199,774)	8,307
Forgiveness of indebtedness	(107,700)	-
Expense recorded for stock compensation	399,636	503,210
Deferred income taxes	(990,129)	57,793
Changes in operating assets and liabilities:
Accounts receivable	435,536	(982,237)
Refundable income taxes	(3,252)	(132,040)
Inventories	(1,262,189)	294,361
Other current assets	101,436	(45,820)
Accounts payable	(376,375)	1,206,354
Accrued liabilities	12,613	182,625
Contract liabilities	(13,688)	(175,918)
Net cash (used in) provided by operating activities	(2,012,609)	4,031,992

Cash Flows from Investing Activities
Proceeds received on notes receivable	69,583	109,342
Purchase of intangible assets	(99,048)	763
Proceeds from insurance recovery	304,962	-
Purchases of property and equipment	(77,059)	(864,370)
Decrease in other assets	-	313
Net cash used in investing activities	198,438	(753,952)

Cash Flows from Financing Activities
Payments on long-term debt	-	(1,048,912)
Proceeds from long-term debt	1,537,200	-
Proceeds from the line of credit	3,448,165	-
Dividends paid	(722,344)	(2,150,477)
Net cash provided by (used in) financing activities	4,263,021	(3,199,389)

Net Increase (Decrease) in Cash and Cash Equivalents	2,448,850	78,651

Cash and Cash Equivalents, Beginning of Period	4,822,071	5,384,027

Cash and Cash Equivalents, End of Period	$7,270,921	$5,462,678

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total
Balance as of August 31, 2019	5,991,162	$5,991	$7,037,501	$13,927,209	$20,970,701
Consolidated net (loss) income				(71,637)	(71,637)
Issuance of common stock, vesting of restricted stock units and other	3,835	4	(4)		-
Equity compensation, restricted stock units			116,540		116,540
Cash dividends declared				(719,440)	(719,440)
Balance as of November 30, 2019	5,994,997	$5,995	$7,154,037	$13,136,132	$20,296,164

Balance as of February 28, 2019	5,957,827	5,958	$6,650,864	$13,733,010	$20,389,832
Consolidated net (loss) income				1,558,060	1,558,060
Issuance of common stock, vesting of restricted stock units and other	37,170	37	(37)		-
Equity compensation, restricted stock units			503,210		503,210
Cash dividends declared				(2,154,938)	(2,154,938)
Balance as of November 30, 2019	5,994,997	$5,995	$7,154,037	$13,136,132	$20,296,164

Balance as of August 31, 2020	6,067,461	$6,068	$7,747,320	$8,298,295	$16,051,683
Consolidated net (loss) income				523,695	523,695
Issuance of common stock, vesting of restricted stock units and other	3,464	3	(3)		-
Equity compensation, restricted stock units			112,199		112,199
Balance as of November 30, 2020	6,070,925	$6,071	$7,859,516	$8,821,990	$16,687,577

Balance as of February 29, 2020	6,019,532	6,020	$7,459,931	$11,889,560	$19,355,511
Consolidated net (loss) income				(3,067,570)	(3,067,570)
Issuance of common stock, vesting of restricted stock units and other	51,393	51	(51)		-
Equity compensation, restricted stock units			399,636		399,636
Balance as of November 30, 2020	6,070,925	$6,071	$7,859,516	$8,821,990	$16,687,577

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), and U-Swirl International, Inc. (“U-Swirl”), and its 46%-owned, non-operating, subsidiary, U-Swirl, Inc. (“SWRL”) (collectively, the “Company,” “we,” “us” or “our”).

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2020:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	6	161	167
International license stores	1	51	52
Cold Stone Creamery - co-branded	5	97	102
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	66	66
Franchise stores - Domestic - co-branded	-	7	7
International license stores	-	1	1
Total	12	388	400

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year, or any other future period.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2020.

The year-end balance sheet data was derived from audited financial statements for the year ended February 29, 2020, but does not include all disclosures required by GAAP.

Subsequent Events

In December 2020 the Consolidated Appropriations Act, 2021 (bill) inclusive of additional coronavirus aid was signed into law.  Among the many provisions of the bill, expenses related to the receipt of paychecks protection program funds (“PPP) that were previously determined to be non-deductible by the Internal Revenue Service (“IRS”) may now be deducted for federal income tax purposes.  This change in deductibility is likely to have an impact on the Company’s effective tax rate for the remainder of fiscal year 2021, or beyond.  It will also have an impact on the Company’s future effective tax rate for the portion of PPP loans that were forgiven during the three months ended November 30, 2020.  The Company considered expenses associated with the PPP loan forgiven during the three months ended November 30, 2020 to be non-deductible for federal income tax purposes consistent with IRS guidance issued as of November 30, 2020.

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2020 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 and continuing through November 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of November 30, 2020, approximately 43 stores have not re-opened and the future of these locations is uncertain. This is a closure rate significantly higher than historical levels. By November 30, 2020, certain stores have met or exceeded pre-COVID-19 levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior because of COVID-19. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

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

During this challenging time, the Company’s foremost priority is the safety and well-being of our employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. The COVID-19 pandemic has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products have remained available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time and driving growth in online sales, especially in light of the ecommerce licensing agreement with Edible, as discussed below, while also sensibly managing costs. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 outbreak.

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

Related Party Transactions

As described above, in FY 2020, we entered into a long-term strategic alliance whereby we became the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Also in FY 2020, the founder and Chief Executive Officer of Edible was elected to the Company’s Board of Directors at the Company’s Annual Meeting of Stockholders. During the nine months ended November 30, 2020, the Company recognized approximately $2,126,000 of revenue related to purchases from Edible, its affiliates and its franchisees. As of November 30, 2020 the company recognized approximately $225,000 of accounts receivable from Edible its affiliates and its franchisees.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid for:	2020	2019
Interest	$70,953	$20,169
Income taxes	11,066	613,876
Non-cash Operating Activities
Accrued Inventory	136,998	65,488
Non-cash Financing Activities
Dividend payable	$-	$719,400

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

The following table summarizes contract liabilities as of November 30, 2020 and November 30, 2019:

	Nine Months Ended
	November 30:
	2020	2019
Contract liabilities at the beginning of the year:	$1,155,809	$1,352,572
Revenue recognized	(174,689)	(270,501)
Contract fees received	161,000	94,583
Amortized gain on the financed sale of equipment	(7,309)	(9,398)
Contract liabilities at the end of the period:	$1,134,811	$1,167,256

At November 30, 2020, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FY 21	$49,539
FY 22	191,420
FY 23	179,694
FY 24	147,093
FY 25	133,812
Thereafter	433,253
Total	$1,134,811

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. The Company has historically accumulated gift card liabilities and has not recognized breakage associated with the gift card liability. The adoption of ASC 606 requires the use of the “proportionate” method for recognizing breakage, which the Company has not historically utilized. Upon adoption of ASC 606 the Company began recognizing revenue from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended November 30, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$40,834	$-	$-	$5,220	$46,054

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,570,375	-	-	5,570,375
Retail sales	-	-	273,378	258,023	531,401
Royalty and marketing fees	892,814	-	-	188,223	1,081,037
Total	$933,648	$5,570,375	$273,378	$451,466	$7,228,867

Three Months Ended November 30, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$43,331	$-	$-	$38,961	$82,292

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,786,303	-	-	5,786,303
Retail sales	-	-	260,002	444,296	704,298
Royalty and marketing fees	1,066,141	-	-	274,218	1,340,359
Total	$1,109,472	$5,786,303	$260,002	$757,475	$7,913,252

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$131,665	$-	$-	$43,024	$174,689

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	11,203,742	-	-	11,203,742
Retail sales	-	-	527,061	687,336	1,214,397
Royalty and marketing fees	2,095,912	-	-	569,966	2,665,878
Total	$2,227,577	$11,203,742	$527,061	$1,300,326	$15,258,706

Nine Months Ended November 30, 2019

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$188,677	$-	$-	$81,824	$270,501

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	15,874,696	-	-	15,874,696
Retail sales	-	-	758,083	1,702,473	2,460,556
Royalty and marketing fees	3,863,034	-	-	1,255,734	5,118,768
Total	$4,051,711	$15,874,696	$758,083	$3,040,031	$23,724,521

NOTE 5 – INVENTORIES

Inventories consist of the following:

	November 30, 2020	February 29, 2020
Ingredients and supplies	$2,587,311	$2,186,652
Finished candy	2,435,624	1,827,767
U-Swirl food and packaging	37,006	56,708
Reserve for slow moving inventory	(154,126)	(320,149)
Total inventories	$4,905,815	$3,750,978

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2020	February 29, 2020
Land	$513,618	$513,618
Building	4,827,807	5,031,395
Machinery and equipment	10,057,880	10,664,396
Furniture and fixtures	797,498	852,557
Leasehold improvements	985,407	1,154,396
Transportation equipment	429,789	440,989
	17,611,999	18,657,351

Less accumulated depreciation	(12,341,913)	(12,719,338)
Property and equipment, net	$5,270,086	$5,938,013

Depreciation expense related to property and equipment totaled $189,522 and $576,128 during the three and nine months ended November 30, 2020 compared to $187,648 and $585,046 during the three and nine months ended November 30, 2019, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				November 30, 2020		February 29, 2020
	Amortization Period (Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$216,778	$295,779	$215,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	328,415	715,339	297,072
Franchise rights		20		5,979,637	3,327,892	5,979,637	2,931,949
Total				$7,482,605	$4,424,888	$7,542,558	$3,996,477
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				729,701		1,046,944

Total Intangible Assets				$8,212,306	$4,424,888	$8,589,502	$3,996,477

Amortization expense related to intangible assets totaled $137,050 and $428,411 during the three and nine months ended November 30, 2020 compared to $176,544 and $529,632 during the three and nine months ended November 30, 2019, respectively.

At November 30, 2020, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2021	137,656
2022	466,554
2023	391,988
2024	329,267
2025	277,022
Thereafter	1,281,184
Total	$2,883,671

During FY 2020, the Company initiated a store design project. The initiative is expected to add approximately $250,000 of intangible assets, of which, $174,000 was recorded as of November 30, 2020. This amount will be subject to amortization upon conclusion of the project.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the three months ended May 31, 2020. Based on the results of these assessments, we recorded $545,000 of goodwill impairment expense. This expense is presented within general and administrative expense on the Consolidated Statements of Operations. No additional tests for impairment were determined to be necessary during the three or nine months ended November 30, 2020.

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

As of November 30, 2020, costs associated with the impairment of long-lived and intangible assets consist of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets and inventory	68,558

Total	$544,801

Certain interim tests conducted during the three months ended May 31, 2020 did not indicate a need for impairment. Franchise rights, store design, manufacturing segment goodwill and franchising goodwill tests succeeded during the interim period. We believe we have made reasonable estimates and judgements, however, further COVID-19-related impacts could cause interim testing to be performed in future periods and further impairments recorded if testing of impairments are not successful in future periods. Following the three months ended May 31, 2020 there have been no further events that would trigger subsequent testing for impairment.

NOTE 9 – LINE OF CREDIT AND LONG-TERM DEBT

The Company has a $5.0 million credit line for general corporate and working capital purposes. On March 16, 2020, as a precautionary measure, in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at November 30, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At November 30, 2020, the Company was not compliant with a covenant of the line of credit that requires the Company to have $1.5 million of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the trailing twelve months ended November 30, 2020. As a result of COVID-19, the Company failed to meet the amount of EBITDA required by this covenant. On June 26, 2020 and on October 5, 2020, Wells Fargo Bank, NA (“Wells Fargo”) delivered to the Company Reservation of Rights Letters (“Bank Letters”). The Bank Letters reserved all rights available to Wells Fargo under the Credit Agreement dated October 30, 2015 including, but not limited to, the right of Wells Fargo to demand immediate payment of all amounts outstanding under the Credit Agreement. The Bank Letters also placed restrictions on the Company’s ability to draw any further funds on the line of credit. On December 22, 2020, the Company and Wells Fargo executed an amendment to the credit agreement. The amendment to the credit agreement reduced the amount of EBITDA required for the Company to be compliant with the covenant and introduced certain exemptions for the covenant specific to the impacts of COVID-19. Upon execution of this amendment, the Company became compliant with covenants associated with the line of credit and is compliant with such covenants as of the date of this Quarterly Report on Form 10-Q. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms, subject to the Company’s recovery from the impacts of COVID-19.

The Company’s long-term debt is comprised of a promissory note pursuant to the PPP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA Loans”). The Company received total proceeds of $1.5 million from SBA Loans. During the three months ended November 30, 2020, approximately $108,000 of the original loan proceeds was forgiven by the SBA. The remaining SBA Loan is scheduled to mature in April 2022 and has a 1.00% interest rate, and is subject to the terms and conditions applicable to loans administered by the CARES Act. The SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of November 30, 2020, the Company is in compliance with all provisions related to the SBA Loan.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the remaining SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60-75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company believes it has used the proceeds from the SBA Loans for qualifying expenses. No assurance can be given that the Company will be granted forgiveness of the remaining SBA Loan in whole or in part. As of November 30, 2020, the Company had recorded approximately $9,700 of interest expense payable related to the SBA Loans.

As of November 30, 2020 and February 29, 2020, notes payable consisted of the following:

	November 30, 2020	February 29, 2020
Paycheck protection program note payable in monthly installments of principal and interest at 1.0% per annum through April 2022	$1,437,863	$-
Less: current maturities	(948,968)	-
Long-term obligations	$488,895	$-

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

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. On January 13, 2015, the Company announced a plan to purchase up to an additional $2,058,000 of its common stock under the repurchase plan, and on May 21, 2015, the Company announced a further increase to the repurchase plan by authorizing the purchase of up to an additional $2,090,000 of its common stock under the repurchase plan. The Company did not repurchase any shares during the three and nine months ended November 30, 2020. As of November 30, 2020, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. On September 17, 2020, the Company’s stockholders approved an amendment and restatement of the 2007 Plan to (1) increase the number of authorized shares under the 2007 Plan by 300,000 shares and (2) to extend the term of the 2007 Plan to September 17, 2030. As of the filing date of this report, there were 320,668 shares available for issuance as awards under the 2007 Plan.

The Company recognized $112,199 and $399,636 of stock-based compensation expense during the three- and nine-month periods ended November 30, 2020, respectively, compared to $116,540 and $503,210 during the three- and nine-month periods ended November 30, 2019, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2020 and 2019:

	Nine Months Ended
	November 30,
	2020	2019
Outstanding non-vested restricted stock units as of February 28 or 29:	265,555	25,002
Granted	-	270,000
Vested	(51,393)	(32,002)
Cancelled/forfeited	(1,344)	-
Outstanding non-vested restricted stock units as of November 30:	212,818	263,000

Weighted average grant date fair value	$9.40	$9.40
Weighted average remaining vesting period (in years)	3.92	4.90

The Company did not issue any unrestricted shares of stock to non-employee directors during the nine months ended November 30, 2020 compared to an aggregate of 5,168 shares issued during the nine months ended November 30, 2019. In connection with these non-employee director stock issuances, the Company recognized $0 and $48,774 of stock-based compensation expense during the nine months ended November 30, 2020 and 2019, respectively.

During the three- and nine-month periods ended November 30, 2020, the Company recognized $112,199 and $399,636, respectively, of stock-based compensation expense related to restricted stock unit grants. The restricted stock unit grants generally vest in equal annual or quarterly installments over a period of five to six years. During the nine-month periods ended November 30, 2020 and 2019, 51,393 and 32,002 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2020 was $1,726,339, which is expected to be recognized over the weighted-average period of 3.92 years.

The Company has no outstanding stock options as of November 30, 2020.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the nine months ended November 30, 2020, 960,677 shares of common stock warrants and 219,596 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended November 30, 2019, 263,038 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the nine months ended November 30, 2020 and 2019, lease expense recognized in the Consolidated Statements of Income was $630,871 and $702,872, respectively.

The amount of the Right of Use Asset and Lease Liability recorded upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of November 30, 2020. The total estimated future minimum lease payments is $2.4 million.

As of November 30, 2020, maturities of lease liabilities for the Company’s operating leases were as follows:

FY 21	$205,893
FY 22	694,755
FY 23	437,445
FY 24	315,962
FY 25	164,223
Thereafter	552,818
Total	$2,371,096

Less: imputed interest	(222,352)
Present value of lease liabilities:	$2,148,744

Weighted average lease term (years)	6.7

During the nine months ended November 30, 2019, the Company entered into a lease amendment to extend the term of a lease for a Company-owned location. This lease amendment resulted in the Company recognizing a present value of future lease liability of $476,611 based upon a total lease liability of $532,811.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of November 30, 2020, the Company was contracted for approximately $323,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

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

As a result of FTD’s bankruptcy, the sale of certain assets, and the court’s approval to reject and not enforce the terms of the FTD Supplier Agreement, the Company is uncertain if accounts receivable and inventory balances associated with FTD at November 30, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future.

As of November 30, 2020, the Company had recorded inventory and receivables related to FTD of approximately $221,000 and $80,000, respectively. The Company had also established reserves of approximately $146,000 for expected losses on FTD inventory and receivables upon the conclusion of the bankruptcy proceedings.

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

As of November 30, 2020, the Company is in the process of quantifying the different aspects of the CARES Act and the impact of these provisions on the Company’s income taxes.

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

Three Months Ended November 30, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$934,793	$5,880,361	$273,378	$451,466	$-	$7,539,998
Intersegment revenues	(1,145)	(309,986)	-	-	-	(311,131)
Revenue from external customers	933,648	5,570,375	273,378	451,466	-	7,228,867
Segment profit (loss)	274,748	986,763	35,935	(30,060)	(571,278)	696,108
Total assets	1,232,759	10,647,718	640,383	5,036,284	10,723,870	28,281,014
Capital expenditures	-	16,830	-	-	9,376	26,206
Total depreciation & amortization	$8,998	$161,902	$1,393	$134,773	$19,506	$326,572

Three Months Ended November 30, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,110,143	$6,100,755	$260,002	$757,475	$-	$8,228,375
Intersegment revenues	(671)	(314,452)	-	-	-	(315,123)
Revenue from external customers	1,109,472	5,786,303	260,002	757,475	-	7,913,252
Segment profit (loss)	427,705	1,001,264	(4,649)	455	(1,518,634)	(93,859)
Total assets	1,189,288	12,346,000	1,046,795	5,540,055	9,055,397	29,177,535
Capital expenditures	16,223	347,310	(7,837)	2,324	25,330	383,350
Total depreciation & amortization	$11,909	$151,771	$2,572	$175,359	$22,581	$364,192

Nine Months Ended November 30, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,230,132	$11,941,869	$527,061	$1,300,326	$-	$15,999,388
Intersegment revenues	(2,555)	(738,127)	-	-	-	(740,682)
Revenue from external customers	2,227,577	11,203,742	527,061	1,300,326	-	15,258,706
Segment profit (loss)	189,964	692,962	(419,967)	(475,875)	(4,036,968)	(4,049,884)
Total assets	1,232,759	10,647,718	640,383	5,036,284	10,723,870	28,281,014
Capital expenditures	150	42,027	72	1,712	33,098	77,059
Total depreciation & amortization	$29,231	$486,254	$6,188	$422,545	$60,321	$1,004,539

Nine Months Ended November 30, 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,054,989	$16,681,908	$758,083	$3,040,031	$-	$24,535,011
Intersegment revenues	(3,278)	(807,212)	-	-	-	(810,490)
Revenue from external customers	4,051,711	15,874,696	758,083	3,040,031	-	23,724,521
Segment profit (loss)	1,874,593	3,125,311	(11,683)	576,499	(3,467,032)	2,097,688
Total assets	1,189,288	12,346,000	1,046,795	5,540,055	9,055,397	29,177,535
Capital expenditures	24,723	732,989	24,787	3,997	77,874	864,370
Total depreciation & amortization	$33,093	$453,751	$7,715	$551,336	$68,783	$1,114,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus (“COVID-19”) on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales through the agreements with Edible, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2020. Additional factors that might cause such differences include, but are not limited to: the length and severity of the current COVID-19 pandemic and its effect on among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2020, there were two Company-owned, 97 licensee-owned and 212 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of November 30, 2020, U-Swirl operated three Company-owned cafés and 74 franchised cafés located in 24 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

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

Bankruptcy of FTD Companies

In June 2019, the Company’s largest customer at the time, FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through the auction to multiple buyers. The Company is uncertain if accounts receivable and inventory balances associated with FTD at November 30, 2020 will be realized at their full value, or if any revenue will be received from FTD in the future. See Note 14 to the consolidated financial statements contained herein for additional information about the FTD bankruptcy.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three and nine months ended November 30, 2020 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 and continuing through November 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of November 30, 2020, approximately 43 stores have not re-opened and the future of these locations is uncertain. This is a closure rate significantly higher than historical levels. By November 30, 2020, certain stores have met or exceeded pre-COVID-19 levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

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

Results of Operations

Three Months Ended November 30, 2020 Compared to the Three Months Ended November 30, 2019

Results Summary

Basic earnings per share increased from a loss of $(0.01) per share in the three months ended November 30, 2019 to earnings of $0.09 per share in the three months ended November 30, 2020. Revenues decreased 8.6% from $7.9 million in the three months ended November 30, 2019 to $7.2 million in the three months ended November 30, 2020. Operating income increased from an operating loss of $98,000 in the three months ended November 30, 2019 to operating income of $399,000 in the three months ended November 30, 2020. Net income increased from a net loss of $72,000 in the three months ended November 30, 2019 to net income of $524,000 in the three months ended November 30, 2020. The decrease in revenue was due primarily to the continued impacts from the COVID-19 pandemic, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. The increase in operating income was due primarily to lower general and administrative costs, primarily the result of lower costs associated with an analysis of strategic alternatives in the prior year period. The increase in net income was due primarily to the increase in operating income, a gain on insurance recovery and debt forgiveness income.

Revenues

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change
Factory sales	$5,570.4	$5,786.3	$(215.9)	(3.7)%
Retail sales	531.4	704.3	(172.9)	(24.5)%
Franchise fees	46.1	82.3	(36.2)	(44.0)%
Royalty and marketing fees	1,081.0	1,340.4	(259.4)	(19.4)%
Total	$7,228.9	$7,913.3	$(684.4)	(8.6)%

Factory Sales

The decrease in factory sales for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was primarily due to a 22.5% decrease in sales of product to our network of franchised and licensed retail stores, partially offset by a $855,000 increase in shipments of product to customers outside our network of franchised retail stores. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended November 30, 2020, which significantly reduced traffic in our stores. The increase in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of sales associated with our strategic alliance with Edible.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 16.9% in the three months ended November 30, 2020, compared with the three months ended November 30, 2019 as result of store closures, reduced operations and reduced demand in stores as a result of the impacts of the COVID-19 pandemic.

Retail Sales

The decrease in retail sales for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was primarily the result of limited operations and limited foot traffic during the three months ended November 30, 2020. The limited operations at our Company-owned stores was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended November 30, 2020. As of November 30, 2020, all Company-owned stores had resumed limited operations following COVID-19 related closure. Same store sales at all Company-owned stores and cafés decreased 16.3% in the three months ended November 30, 2020 compared to the three months ended November 30, 2019.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended November 30, 2019 to the three months ended November 30, 2020 was primarily due to the COVID-19 pandemic and the associated public health measures in place during the three months ended November 30, 2020 and a decrease in domestic franchise units in operation. Nearly all of our franchised locations experienced reduced operations during the three months ended November 30, 2020. The average number of total domestic franchise stores in operation decreased 9.4% from 267 in the three months ended November 30, 2019 to 242 during the three months ended November 30, 2020. This decrease is the result of domestic store closures exceeding domestic store openings, a trend which has accelerated as a result of the COVID-19 pandemic. Same store sales at total franchise stores and cafés in operation decreased 8.5% during the three months ended November 30, 2020 compared to the three months ended November 30, 2019.

The decrease in franchise fee revenue for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was the result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

Costs and Expenses

Cost of Sales

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change

Cost of sales - factory	$4,505.4	$4,689.9	$(184.5)	(3.9)%
Cost of sales - retail	182.6	266.3	(83.7)	(31.4)%
Franchise costs	440.7	428.2	12.5	2.9%
Sales and marketing	382.5	435.0	(52.5)	(12.1)%
General and administrative	788.7	1,529.3	(740.6)	(48.4)%
Retail operating	361.4	445.9	(84.5)	(19.0)%
Total	$6,661.3	$7,794.6	$(1,133.3)	(14.5)%

Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$1,065.0	$1,096.4	$(31.4)	(2.9)%
Retail gross margin	348.8	438.0	(89.2)	(20.4)%
Total	$1,413.8	$1,534.4	$(120.6)	(7.9)%

	Three Months Ended
	November 30,		%	%
	2020	2019	Change	Change
(Percent)
Factory gross margin	19.1%	18.9%	0.2%	0.9%
Retail gross margin	65.6%	62.2%	3.4%	5.5%
Total	23.2%	23.6%	(0.4)%	(2.0)%

Adjusted Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$1,065.0	$1,096.4	$(31.4)	(2.9)%
Plus: depreciation and amortization	157.6	147.3	10.3	7.0%
Factory adjusted gross margin	1,222.6	1,243.7	(21.1)	(1.7)%
Retail gross margin	348.8	438.0	(89.2)	(20.4)%
Total Adjusted Gross Margin	$1,571.4	$1,681.7	$(110.3)	(6.6)%

Factory adjusted gross margin	21.9%	21.5%	0.5%	2.1%
Retail gross margin	65.6%	62.2%	3.4%	5.5%
Total Adjusted Gross Margin	25.8%	25.9%	(0.1)%	(0.6)%

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

Cost of Sales and Gross Margin

Factory margins increased 200 basis points in the three months ended November 30, 2020 compared to the three months ended November 30, 2019 due primarily to a loss on inventory associated with the bankruptcy of FTD in the three months ended November 30, 2019 with no comparable costs incurred during the three months ended November 30, 2020. During the three months ended November 30, 2020, production volume decreased 15.4% in response to a 3.7% decrease in factory sales and an increase in inventory, primarily due to the impacts of the COVID-19 pandemic.

Retail gross margins increased from 62.2% during the three months ended November 30, 2019 to 65.6% during the three months ended November 30, 2020.

Franchise Costs

The increase in franchise costs in the three months ended November 30, 2020 compared to the three months ended November 30, 2019 is due primarily to an increase in professional fees, partially offset by lower travel costs, the result of COVID-19 related travel restrictions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 39.1% in the three months ended November 30, 2020 from 30.1% in the three months ended November 30, 2019. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower royalty revenues.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 is primarily due to lower advertising and promotion costs, partially offset by an increase in online advertising cost.

General and Administrative

The decrease in general and administrative costs for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 is primarily due to lower professional fees associated with the Company’s review of strategic alternatives in the 2019 period. During the three months ended November 30, 2019 the Company incurred approximately $771,000 of costs associated with the review of strategic alternatives and the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended November 30, 2020. As a percentage of total revenues, general and administrative expenses decreased to 10.9% in the three months ended November 30, 2020 compared to 19.3% in the three months ended November 30, 2019.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended November 30, 2020 compared to the three months ended November 30, 2019 was due primarily to reduced operations as a result of the COVID-19 pandemic. Retail operating expenses, as a percentage of retail sales, increased from 63.3% in the three months ended November 30, 2019 to 68.0% in the three months ended November 30, 2020. This increase is primarily the result of lower retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $169,000 in the three months ended November 30, 2020, a decrease of 22.1% from $217,000 in the three months ended November 30, 2019. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the consolidated financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 7.0% from $147,000 in the three months ended November 30, 2019 to $158,000 in the three months ended November 30, 2020. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Other Income

Other income was $298,000 in the three months ended November 30, 2020 compared to other income of $4,000 realized in the three months ended November 30, 2019. This change was primarily the result of a gain on insurance recovery and the forgiveness of debt partially offset by higher interest expense resulting from the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the three months ended May 31, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program.

The Company recognized a gain on insurance recovery of $210,500 and recognized forgiveness of debt in the amount of $108,300 during the three months ended November 30, 2020, compared with no similar amounts recognized during the three months ended November 30, 2019. The debt forgiveness was the result of one of the Company’s PPP loans being forgiven during the three months ended November 30, 2020.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2020 was 24.8%, compared to 23.7% for the three months ended November 30, 2019. This change was primarily the result of lower deductions realized during the three months ended November 30, 2020, compared to the three months ended November 30, 2019.

Nine months Ended November 30, 2020 Compared to the Nine months Ended November 30, 2019

Results Summary

Basic earnings per share decreased from $0.26 per share for the nine months ended November 30, 2019 to a net loss of $(0.51) per share for the nine months ended November 30, 2020. Revenues decreased 35.7% from $23.7 million for the nine months ended November 30, 2019 to $15.3 million for the nine months ended November 30, 2020. Operating income decreased from $2.1 million for the nine months ended November 30, 2019 to an operating loss of $(4.3) million for the nine months ended November 30, 2020. Net income decreased from $1.6 million for the nine months ended November 30, 2019 to a net loss of $(3.1) million for the nine months ended November 30, 2020. The decrease in revenue, operating income and net income was due primarily to the impacts from the COVID-19 pandemic, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations.

Revenues

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change
Factory sales	$11,203.7	$15,874.7	$(4,671.0)	(29.4)%
Retail sales	1,214.4	2,460.5	(1,246.1)	(50.6)%
Franchise fees	174.7	270.5	(95.8)	(35.4)%
Royalty and marketing fees	2,665.9	5,118.8	(2,452.9)	(47.9)%
Total	$15,258.7	$23,724.5	$(8,465.8)	(35.7)%

Factory Sales

The decrease in factory sales for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 was primarily due to a 42.2% decrease in sales of product to our network of franchised and licensed retail stores partially offset by a 24.2% increase in shipments of product to customers outside our network of franchised retail stores. Purchases resulting from our strategic alliance with Edible were approximately $2.1 million, or 13.9%, of the Company’s revenues during the nine months ended November 30, 2020, compared to no revenue from the strategic alliance during the nine months ended November 30, 2019. Purchases resulting from our strategic alliance with Edible were partially offset by lower purchases from FTD, the Company’s historically largest customer. There was no revenue from FTD during the nine months ended November 30, 2020 compared to revenue of $1.5 million during the nine months ended November 30, 2019. As discussed above, FTD declared Chapter 11 bankruptcy in June 2019. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the nine months ended November 30, 2020, which significantly reduced traffic in our stores and increased store closures. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020, in response to COVID-19, began to re-open. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre COVID-19 levels.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 38.0% in the nine months ended November 30, 2020, compared with the nine months ended November 30, 2019.

Retail Sales

The decrease in retail sales for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 was primarily due to the closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020. As of November 30, 2020, all of our Company-owned stores had resumed limited operations following the COVID-19 related closures.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the nine months ended November 30, 2019 to the nine months ended November 30, 2020 was primarily due to the COVID-19 pandemic and the associated public health measures in place during the nine months ended November 30, 2020. Nearly all of our franchised locations experienced reduced operations and periods of full closure during the nine months ended November 30, 2020. The average number of total domestic franchise stores in operation decreased 7.4% from 272 in the nine months ended November 30, 2019 to 252 during the nine months ended November 30, 2020. This decrease is the result of domestic store closures exceeding domestic store openings, a trend which has accelerated as a result of the COVID-19 pandemic.

The decrease in franchise fee revenue for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 was the result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

Costs and Expenses

Cost of Sales

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change

Cost of sales - factory	$10,203.7	$12,451.8	$(2,248.1)	(18.1)%
Cost of sales - retail	421.1	857.6	(436.5)	(50.9)%
Franchise costs	1,312.9	1,352.9	(40.0)	(3.0)%
Sales and marketing	1,265.5	1,426.4	(160.9)	(11.3)%
General and administrative	4,756.7	3,504.4	1,252.3	35.7%
Retail operating	1,010.0	1,364.1	(354.1)	(26.0)%
Total	$18,969.9	$20,957.2	$(1,987.3)	(9.5)%

Gross Margin

	Nine Months Ended
	November 30,		$	%
	2020	2019	Change	Change

Factory gross margin	$1,000.0	$3,422.9	$(2,422.9)	(70.8)%
Retail gross margin	793.3	1,602.9	(809.6)	(50.5)%
Total	$1,793.3	$5,025.8	$(3,232.5)	(64.3)%

	Nine Months Ended
	November 30,		%	%
	2020	2019	Change	Change

Factory gross margin	8.9%	21.6%	(12.6)%	(58.6)%
Retail gross margin	65.3%	65.1%	0.2%	0.3%
Total	14.4%	27.4%	(13.0)%	(47.3)%

Adjusted Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2020	2019	Change	Change

Factory gross margin	$1,000.0	$3,422.9	$(2,422.9)	(70.8)%
Plus: depreciation and amortization	473.3	440.5	32.8	7.4%
Factory adjusted gross margin	1,473.3	3,863.4	(2,390.1)	(61.9)%
Retail gross margin	793.3	1,602.9	(809.6)	(50.5)%
Total Adjusted Gross Margin	$2,266.6	$5,466.3	$(3,199.7)	(58.5)%

Factory adjusted gross margin	13.2%	24.3%	(11.2)%	(46.0)%
Retail gross margin	65.3%	65.1%	0.2%	0.3%
Total Adjusted Gross Margin	18.3%	29.8%	(11.6)%	(38.8)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased to 8.9% in the nine months ended November 30, 2020 compared to 21.6% during the nine months ended November 30, 2019, due primarily to lower production volume in the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019. During the nine months ended November 30, 2020, production volume decreased 28.2% in response to a 29.4% decrease in factory sales, primarily due to the impacts of the COVID-19 pandemic. During the nine months ended November 30, 2020, the Company also incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins increased from 65.1% during the nine months ended November 30, 2019 to 65.3% during the nine months ended November 30, 2020.

Franchise Costs

The decrease in franchise costs in the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 is due primarily to lower travel costs, the result of COVID-19 related travel restrictions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 46.2% in the nine months ended November 30, 2020 from 25.1% in the nine months ended November 30, 2019. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of lower franchise and royalty fees.

Sales and Marketing

The decrease in sales and marketing costs for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 was primarily due to lower advertising and promotion costs, partially offset by an increase in online advertising cost.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 was due primarily to an increase in bad debt expense, the impairment of certain intangible assets and higher professional fees. As a percentage of total revenues, general and administrative expenses increased to 31.2% in the nine months ended November 30, 2020 compared to 14.8% in the nine months ended November 30, 2019. Bad debt expense was primarily the result of management’s assessment of the likelihood of collecting accounts and notes receivable. As a result of this assessment total allowances for potentially uncollectable accounts and notes receivable increased to $1,876,400 at November 30, 2020, compared to $638,907 at February 29, 2020. This cost was a direct result of public health measures in place due to responses to COVID-19 and the financial burden experienced by the majority of our network of franchised and licensed locations. See Note 8 to the financial statements for a summary of costs associated with the impairment of certain intangible assets.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2020 compared to the nine months ended November 30, 2019 was due to the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of COVID-19 and the associated public health measures in place. Retail operating expenses, as a percentage of retail sales, increased from 55.4% in the nine months ended November 30, 2019 to 83.2% in the nine months ended November 30, 2020. This increase is primarily the result of lower retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $531,000 in the nine months ended November 30, 2020, a decrease of 21.2% from $674,000 in the nine months ended November 30, 2019. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 7.5% from $440,000 in the nine months ended November 30, 2019 to $473,000 in the nine months ended November 30, 2020. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Other Income

Other income was $261,000 in the nine months ended November 30, 2020 compared to other income of $5,000 during the nine months ended November 30, 2019. This change was primarily the result of a gain on insurance recovery and the forgiveness of debt partially offset by higher interest expense resulting from the Company’s increased debt as a result of measures taken during the nine months ended November 30, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the nine months ended November 30, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program of which approximately $108,000 and associated interest has been forgiven.

The Company recognized a gain on insurance recovery of $210,500 and recognized forgiveness of debt in the amount of $108,300 during the nine months ended November 30, 2019, compared with no similar amounts recognized during the nine months ended November 30, 2019. The debt forgiveness was the result of one of the Company’s PPP loans being forgiven during the nine months ended November 30, 2020.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2020 was 24.3%, compared to 25.7% for the nine months ended November 30, 2019. The decrease in the effective income tax rate is primarily the result of lower state income taxes.

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

As of November 30, 2020, working capital was $6.6 million, compared to $8.0 million as of February 29, 2020, a decrease of $1.4 million. The decrease in working capital was primarily due to an increase in current liabilities, the result of the Company’s response to COVID-19 and measures taken to ensure sufficient short-term liquidity.

Cash and cash equivalent balances increased approximately $2.4 million to $7.3 million as of November 30, 2020 compared to $4.8 million as of February 29, 2020, primarily as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described below. Our current ratio was 1.8 to 1 at November 30, 2020 compared to 2.4 to 1 at February 29, 2020. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the nine months ended November 30, 2020, we had a net loss of $(3,067,570). Operating activities used cash of $2,012,609, with the principal adjustment to reconcile the net income to net cash used by operating activities being the provision for loss on accounts and notes receivable of $1,468,815, asset impairment and store closure losses of $544,060, depreciation and amortization of $1,004,539 and expense related to stock-based compensation of $399,636. During the comparable 2019 period, we had net income of $1,558,060, and operating activities provided cash of $4,031,992. The principal adjustment to reconcile the net income to net cash provided by operating activities was depreciation and amortization of $1,114,678 and the expense recorded for stock compensation of $503,210.

During the nine months ended November 30, 2020, investing activities provided cash of $198,438, primarily due to proceeds from the sale of assets, the result of insurance proceeds, of $304,962. In comparison, investing activities used cash of $753,952 during the nine months ended November 30, 2019 primarily due to the purchase of property and equipment of $864,370.

Financing activities provided cash of $4,263,021 for the nine months ended November 30, 2020 primarily as a as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described below. In comparison, financing activities used cash of $3,199,389 during the prior year period primarily due to payments on long-term debt and declared dividends.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes. On March 16, 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at November 30, 2020). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At November 30, 2020, the Company was not compliant with a covenant of the line of credit that requires the Company to have $1.5 million of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the trailing twelve months ended November 30, 2020. As a result of COVID-19, the Company failed to meet the amount of EBITDA required by this covenant. On June 26, 2020 and on October 5, 2020 Wells Fargo Bank, NA (“Wells Fargo”) delivered to the Company Reservation of Rights Letters (“Bank Letters”). The Bank Letters reserved all rights available to Wells Fargo under the Credit Agreement dated October 30, 2015 including, but not limited to, the right of Wells Fargo to demand immediate payment of all amounts outstanding under the Credit Agreement. The Bank Letters also placed restrictions on the Company’s ability to draw any further funds on the Line of Credit. On December 22, 2020 the Company and Wells Fargo executed an amendment to the credit agreement. The amendment to the credit agreement reduced the amount of EBITDA required for the Company to be compliant with the covenant and introduced certain exemptions for the covenant specific to the impacts of COVID -19. Upon execution of this amendment, the Company became compliant with covenants associated with the line of credit and is compliant with such covenants as of the date of this Quarterly Report on Form 10-Q. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms, subject to the Company’s recovery from the impacts of COVID-19.

PPP Loan

On April 13, 2020 and April 20, 2020, the Company entered into Loan Agreements and Promissory Notes (collectively, the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. In November 2020 one of the loans in the amount of $108,000 was fully forgiven. The remaining SBA Loan is scheduled to mature on April 14, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the U.S. Small Business Administration under the CARES Act. The remaining SBA Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The remaining SBA Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Subject to certain conditions, the SBA Loan may be forgiven in whole or in part by applying for forgiveness pursuant to the CARES Act and the PPP. The amount of loan proceeds eligible for forgiveness is based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company has used the proceeds from the SBA Loan primarily for payroll costs. No assurance can be given that the Company will be granted forgiveness of the remaining SBA Loan in whole or in part.

Off-Balance Sheet Arrangements

As of November 30, 2020, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of November 30, 2020, we had purchase obligations of approximately $323,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our principal executive and financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of November 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 2, 2015).

10.1+	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020).

31.1*	Certification Filed Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	*XBRL Instance Document.

101.SCH	*XBRL Taxonomy Extension Schema Document.

101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________

* Filed herewith.

** Furnished herewith.

   +     Management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 13, 2021	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors