Form 10-K
period 2021-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2021-06-01
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐    No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $15,569,088. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 11, 2021, there were 6,118,995 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 28, 2021.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus (COVID-19) on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance and ecommerce agreements with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in this Annual Report in Item 1A. Additional factors that might cause such differences include, but are not limited to: the length and severity of the COVID-19 pandemic and its effect on among other things, achievement of the anticipated potential benefits of the strategic alliance and ecommerce agreements with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” “Rocky Mountain,” “we,” “us,” or “our”), including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. We are also party to strategic alliance and ecommerce agreeements with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby we sell our candy in their store locations and through their ecommerce platform. As of March 31, 2021, there were two Company-owned, 95 licensee-owned and 211 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2021, U-Swirl operated three Company-owned cafés, 71 franchised and licensed in 23 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In fiscal year (“FY”) 2021, approximately 48% of the products sold at Rocky Mountain Chocolate Factory stores were prepared on premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

We believe our manufacturing expertise and reputation for quality has facilitated the sale of select products through specialty markets. We are currently selling our products in a select number of specialty markets, including wholesale, fundraising, corporate sales, mail order, private label and internet sales.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. Subsequent to February 28, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues.

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

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (74%-68%-70%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (8%-10%-10%) and (iii) the collection of initial franchise, royalties and marketing fees from franchisees (18%-22%-20%). For FY 2021, nearly all of our revenues were derived from domestic sources, with less than 1% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2021, 2020 and 2019, respectively.

COVID-19 Update

As discussed in more detail throughout this Annual Report, we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores were directly and negatively impacted in FY 2021 by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees did not order products for their stores in line with historical amounts during FY 2021. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 and continuing through February 2021, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of February 28, 2021, approximately 53 stores have not re-opened and the future of these locations is uncertain. This is a closure rate significantly higher than historical levels. By February 28, 2021, certain stores have met or exceeded pre-COVID-19 levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior because of COVID-19. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

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

During this challenging time, the Company’s foremost priority is the safety and well-being of its employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. The COVID-19 pandemic has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products have remained available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 pandemic.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, the Company drew down the full amount under its line of credit in March 2020 and the Company received loans under the Paycheck Protection Program (the “PPP”) in April 2020. These borrowings allowed the Company to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. The Company subsequently repaid its line of credit in full and the loans received under the PPP were fully forgiven. While the Company believes it has sufficient liquidity with its current cash position, the Company will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—Risks Related to the Economy—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.”

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

Customer Service Commitment

We emphasize excellence in customer service in our stores and cafés and seek to employ and to sell franchises to motivated and energetic people. We also foster enthusiasm for our customer service philosophy and our concepts through our regional meetings and other frequent contacts with our franchisees. Rocky Mountain Chocolate Factory generally holds a biennial convention for franchisees, however the COVID-19 pandemic delayed the convention normally scheduled for FY 2021.

Strategic Partnership with Edible Arrangements®, LLC

We entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements.

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory and U-Swirl Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

2017	0.9%
2018	(2.9)%
2019	1.0%
2020	0.5%
2021	(24.8)%

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

2017	(3.0)%
2018	(4.3)%
2019	(0.5)%
2020	1.3%
2021	(39.4)%

Same store sales declined during FY 2021 primarily as a result of nearly all of the franchise stores being directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. For additional information regarding the COVID-19 pandemic, its impact on our operations, and our response, please see Item 1 “BUSINESS – COVID-19 Update.”

We have designed a contemporary and coordinated line of packaged products that we believe capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that frequent updates to our line of packaging has had a positive impact on same store sales.

Same Store Pounds Purchased by Existing Franchised and Licensed Locations

In FY 2021, same store pounds purchased by franchisees and licensees decreased 30.0% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe the decrease in same store pounds purchased for FY 2021 was primarily due to COVID-19 and the impact on store operations. For additional information regarding the COVID-19 pandemic, its impact on our operations, and our response, please see Item 1 “BUSINESS – COVID-19 Update.”

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive advanced planning and scheduling system for production scheduling, implementation of alternative manufacturing strategies, installation of enhanced point-of-sale systems in all of our Company-owned stores and the majority of our franchised stores, and implementation of a serial/lot tracking and warehouse management system. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and positively impact store operations. Many efforts we have taken to improve operating efficiencies have been more than offset by declines in production volume. Production volume decreased approximately 30% from FY2017 to FY2020, the result of a decrease in customers, primarily franchisees and further decreased 24% during FY 2021, the result of COVID-19 and its impact on store operations. We are hopeful that our strategic agreement with Edible will contribute positively to production volume and help us realize enhanced operating efficiencies through the utilization of excess factory capacity. For additional information regarding the COVID-19 pandemic, its impact on our operations, and our response, please see Item 1 “BUSINESS – COVID-19 Update.”

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

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. In FY 2021, an average of approximately 48% of the revenues of franchised stores were generated by sales of products prepared on premises. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2021, Cold Stone Creamery franchisees operated 96 co-branded locations, our U-Swirl franchisees operated six co-branded locations and three Company-owned co-branded units were in operation.

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

International units in operation were as follows at March 31, 2021:

Rocky Mountain Chocolate Factory
Canada	48
The Republic of Panama	1
The Republic of the Philippines	3
South Korea	1
U-Swirl Cafés (including all associated brands)
Qatar	1
Total	54

As noted in below in Part I. Item 1. Business – Franchising Program - International Franchising and Licensing, during FY 2021 the Company initiated formal legal proceedings against Immaculate Confections, the operator of RMCF locations in Canada.  In its complaint, the Company is alleging, among other things, that Immaculate Confections has utilized the Company’s trademarks and other intellectual property without authority to do so and that Immaculate Confections has been unjustly enriched by their use of the Company’s trademarks and intellectual property.

Subsequent to the end of FY 2021, in May 2021, the Company and Immaculate Confections held a formal mediation session.  While the mediation is ongoing, the Company believes a likely result of the mediation is that the Company no longer has Rocky Mountain Chocolate Factory branded locations operating in Canada.

Products and Packaging

We produce approximately 450 chocolate candies and other confectionery products using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into approximately 250 varieties of packaged assortments. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 100 items, including many candies offered in packages, that are specially designed for such holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 450 chocolate candies and other confectionery products throughout the year and up to an additional 100 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. In FY 2021, approximately 49% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 48% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 3% by products such as ice cream, coffee and other sundries purchased from approved suppliers.

In FY 2021, approximately 37% of our factory sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as specialty markets, compared with 19% of our factory sales resulting from specialty markets customers in FY 2020. The majority of specialty markets sales during FY 2021 were the result of our strategic relationship with Edible. For FY 2021, Edible represented approximately 55% of total shipments to specialty markets and approximately 15% of our total revenues. See Item 1A “Risk Factors—Risks Related to Our Company and Strategy—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.” These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Our frozen yogurt cafés feature a high-quality yogurt that we believe is superior to products offered by many of our competitors. Our product is nationally distributed and consistent among our cafés. Most cafés feature 8 to 16 flavor varieties, including custom and seasonal specialty flavors. Our toppings bars feature up to 70 toppings allowing for a customizable frozen dessert experience. Cafés typically sell frozen yogurt by the ounce, with prices generally ranging between $0.39 and $0.66 per ounce.

Operating Environment

Rocky Mountain Chocolate Factory

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, outlet centers, tourist areas, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2021 include:

Outlet Centers	21.5%
Regional Centers	20.3%
Festival/Community Centers	18.4%
Tourist Areas	17.0%
Street Fronts	7.6%
Airports	5.7%
Other	9.5%

COVID-19 has had a significant impact on the operation of traditional high traffic environments. We are unable to predict the long-term impact of COVID-19 on high traffic environments and if these operating environments will continue to be attractive expansion opportunities in the future.

Outlet Centers

As of February 28, 2021, there were approximately 34 Rocky Mountain Chocolate Factory stores in outlet centers. We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Regional Centers

As of February 28, 2021, there were Rocky Mountain Chocolate Factory stores in approximately 32 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although they often provide favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Festival and Community Centers

As of February 28, 2021, there were approximately 29 Rocky Mountain Chocolate Factory stores in festival and community centers. Festival and community centers offer retail shopping outside of traditional regional and outlet center shopping.

Tourist Areas, Street Fronts, Airports and Other Entertainment-Oriented Shopping Centers

As of February 28, 2021, there were approximately 27 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. As of February 28, 2021, there were 9 franchised Rocky Mountain Chocolate Factory stores at airport locations.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking) and since then has been ranked in the Top 500 Franchises every year by Entrepreneur Magazine. As of March 31, 2021, there were 211 franchised stores in the Rocky Mountain Chocolate Factory system and 71 franchised stores under the U-Swirl frozen yogurt brands. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

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

International Franchising and Licensing

In FY 1992, we entered into a franchise development agreement covering Canada with Immaculate Confections, Ltd. of Vancouver, British Columbia (“Immaculate Confections”). Pursuant to this agreement, Immaculate Confections purchased the exclusive right to franchise and operate Rocky Mountain Chocolate Factory stores in Canada. As of March 31, 2021, Immaculate Confections operated 48 stores under this agreement.

During FY 2021, the Company initiated formal legal proceedings against Immaculate Confections. In its complaint, the Company is alleging, among other things, that Immaculate Confections has utilized the Company’s trademarks and other intellectual property without authority to do so and that Immaculate Confections has been unjustly enriched by their use of the Company’s trademarks and intellectual property. The Company is seeking the recovery of damages associated with Immaculate Confections use of the trademarks and a declaration that the use of the trademarks is without authority. The Company and Immaculate Confections are currently in formal mediation in order to resolve the dispute. The Company intends to vigorously pursue these claims. The Company is currently unable to anticipate a likely outcome from this litigation, and there is no assurance that the Company will be successful in pursuing these claims.

International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. International license agreements in place include the following:

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2021, one unit was operating under this agreement.

●	In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of March 31, 2021, three units were operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Republic of the Panama. As of March 31, 2021, one unit was operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Socialist Republic of Vietnam. As of March 31, 2021, there were no units operating under the agreement.

●

Through our U-Swirl subsidiary, we have additional international development agreements covering Canada and the State of Qatar. As of March 31, 2021, no units were operating in Canada and one unit was operating in Qatar.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2021, Cold Stone Creamery franchisees operated 95 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2021, there were 9 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

Operating standards for Rocky Mountain Chocolate Factory and U-Swirl brands stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our field consultants audit performance and adherence to our standards. We have the right to terminate any franchise agreement for non‑compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or from approved suppliers.

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

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their stores. Chocolate and yogurt products not made on premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment are likely to adversely affect the system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See "Regulation" Below for additional information.

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

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2021, approximately $105,000 was included in notes receivable as a result of this program. As of March 31, 2021, there were 17 units in operation by graduates of the MWSU entrepreneurial program. The program with MWSU is no longer active though we continue to work with other colleges, including Fort Lewis College in Durango, Colorado, to develop similar programs.

Company Store Program

As of March 31, 2021, there were two Company-owned Rocky Mountain Chocolate Factory stores and three Company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

Strategic Alliance with Edible

We entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements.

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

Employees

At February 28, 2021, we employed approximately 202 people, including 149 full-time employees. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

Risks Specific to Our Company and Strategy

Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.

The Company has historically sold its product to relatively few customers outside its network of franchised and licensed locations (specialty markets). Until 2019 much of the revenue generated from sales to specialty markets was derived from sales to FTD Companies, Inc. In June 2019 FTD Companies, Inc. and its domestic subsidiaries (“FTD”), filed for Chapter 11 bankruptcy proceedings. As a part of such bankruptcy proceedings, divisions of FTD’s business and certain related assets, including the divisions that the Company has historically sold product to, were sold through an auction to multiple buyers. The Company does not expect future revenues from FTD to be significant.

Beginning in FY 2020 and continuing in FY 2021 the Company began selling its products to Edible under a strategic alliance. Sales to Edible constituted much of our revenue derived from sales to specialty markets during FY 2021. Revenue from Edible represented approximately $3.5 million or 15% of our total revenues during the year ended February 28, 2021, compared to revenue of approximately $320,000 or 1% of our total revenues during the year ended February 29, 2020. The loss of Edible, or any other specialty markets customer could have a material adverse effect on our revenue and profitability. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. Subsequent to February 28, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues.

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

Our Expansion Plans Are Dependent on the Availability of Suitable Sites for Franchised Stores at Reasonable Occupancy Costs.

Our expansion plans are critically dependent on our ability to obtain suitable sites for franchised stores at reasonable occupancy costs for our franchised stores in high foot traffic retail environments. There is no assurance that we will be able to obtain suitable locations for our franchised stores in this environment at a cost that will allow such stores to be economically viable. There is also no assurance that we will be able to obtain locations with suitable foot traffic as a result of the impacts of the COVID-19 pandemic and the impact it has had on consumer’s ability to shop in person when compared to historical shopping patterns.

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results at Rocky Mountain Chocolate Factory franchise stores have fluctuated as follows: (a) from (24.8%) to 1.0% for annual results; and (b) from (29.3%) to 2.9% for quarterly results. During the past five fiscal years, same store sales results at U-Swirl franchise stores have fluctuated as follows: (a) from (39.4%) to 1.3% for annual results; and (b) from (29.5%) to 8.7% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations. Same store sales declined during FY 2021 and established the large negative percentage changes reflected above, primarily as a result of nearly all of the franchise stores being directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures.

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

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, the importance of such information technology systems and networks increased in FY 2021 due to many of our employees working remotely as a result of the COVID-19 pandemic.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2021 and February 29, 2020 was $129,000 and $153,000, respectively.

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

If We Face Labor Shortages or Increased Labor Costs, our Results of Operations and our Growth Could Be Adversely Affected.

Labor is a primary component of operating our business. If we experience labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), operating expenses could increase and our growth could be adversely affected. The COVID-19 pandemic has resulted in a labor shortage and has also increased our labor cost as a result of limited applicants for manufacturing jobs requiring on-site work. Labor shortages and increased labor costs may continue to be realized as a result of the COVID-19 pandemic.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. As of the date hereof, many states and the District of Columbia have set a minimum wage level higher than the federal minimum wage, including Colorado, where we employ the majority of our employees and minimum wage as of the date hereof is $12.32. We may be unable to increase our prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected.

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

Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions will:

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

Risks Related to the Economy

The Novel Coronavirus COVID-19 (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.

The COVID-19 pandemic, and restrictions imposed by federal, state and local governments in response to the pandemic, have disrupted and will continue to disrupt our business. The pandemic has been, and we expect that it will continue to be, a serious threat to public health and the economic well-being of our franchisees and other customers, our employees and our suppliers. The COVID-19 pandemic has been, and may continue to cause a disruption to our business and potential associated financial impacts include, but are not limited to, lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand, the inability of us or our franchisees to sell our products in stores to customers and further disruption to in-store sales, the delay of, and potential increased costs related to, inventory production and fulfillment and potential incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses. Federal, state and local authorities have recommended social distancing and have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures for all non-essential businesses in certain jurisdictions. Many of our franchisees are located in retail locations classified as non-essential, and, as a result, traffic to our franchised stores and demand for our products have declined and our sales have materially decreased, sometimes to zero where retail stores have been required to close. Consequently, our earnings and liquidity have been, and we expect that they will continue to be, negatively impacted as a result. COVID-19 also impacted, and we expect that it will continue to impact, our supply chain, particularly as a result of mandatory shutdowns in locations where our suppliers are located. We have also experienced difficulty hiring and retaining manufacturing and store employees where on-site work is necessary. As a result, we have experienced and may continue to experience out-of-stocks and lost sales. We may be forced to close additional locations, or extend the closure of currently closed locations for reasons such as the health of our employees and further federal, state or local orders impacting our operations.

Difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income, increased and prolonged unemployment or a further decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may continue to seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our premium products to lower-priced products offered by us or other companies, negatively impacting our net sales and margins. Softer consumer demand for our products, particularly in the United States, could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated revenues are concentrated in the United States, where the COVID-19 pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions in the United States, including as a result of the COVID-19 pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity, which would adversely impact our business, including by increasing our costs of future borrowing, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our line of credit and absent a waiver or amendment from the lender, any outstanding borrowings on our line of credit may become immediately due.

In addition, the COVID-19 pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to our stores and our franchisees’ stores. Many governmental authorities in the United States have required that restaurants and retailers close or cease onsite service, which has negatively impacted and we expect will continue to negatively impact in-store sales of our and our franchisees’ products. Other locations have also implemented closures and/or modified their hours, either voluntarily or as a result of governmental orders or quarantines. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on in-store traffic and, in turn, our business. Even if the pandemic subsides, fear of re-occurrence, the emergence or spread of variants or the perceived risk of infection or health risk may adversely affect traffic to our and our franchisees’ stores and, in turn, may have a material adverse effect on our business.

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

In addition to the foregoing, we have experienced, or are likely to experience, the following adverse impacts from the COVID-19 pandemic:

●	A large number of franchise store closures, with no assurance that franchise stores have the liquidity to maintain or resume operations when it is safe and they are permitted to do so.
●	We may not achieve the anticipated potential benefits of the strategic alliance and ecommerce agreements with Edible.
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
●

We have incurred approximately $1.3 million of bad debt expense related to uncollectable accounts and we may continue to experience the failure of our customers to pay amounts owed to us on time, or at all, particularly if such customers are significantly impacted by COVID-19.

●

The impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in consumer confidence and spending, or a further increase in unemployment levels, has resulted, and could continue to result, in consumers having less disposable income and, in turn, decreased sales of our products.

●	There may not be demand for the inventory we have on hand, which may spoil or expire before we are able to sell it.
●	We incurred $476,000 of goodwill and intangible asset impairment expense and we may be unable to realize the expected benefits of our tangible and intangible assets.
●	Our success in attempting to reduce operating costs and conserve cash.
●	Our franchisees’ inability to obtain rent and other relief from landlords with respect to closed stores, which may involve litigation or other disruptions.
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

The COVID-19 pandemic is ongoing and the extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the pandemic within the markets in which we operate, the success of vaccination efforts including the rate of vaccination and effectiveness, related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, which could impact consumer confidence and spending and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, all of which are highly uncertain and make it difficult to forecast any effects on our results of operations for FY 2022 and in subsequent years. The nature of the COVID-19 pandemic makes it impossible to predict how our business and operations will be affected in the near and long term.

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

We rely in part on our franchisees and the manner in which they operate their stores to develop and promote our business. It is possible, especially in light of the COVID-19 pandemic that additional franchisees could file for bankruptcy, become delinquent in their payments to us, or simply shut down which could have a significant adverse impact on our business due to loss or delay in payments of royalties, contributions to our marketing fund and other fees.

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

Risks related to Our Franchisees

The Financial Performance of Our Franchisees Can Negatively Impact Our Business.

Our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing fund, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of stores and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Rocky Mountain Chocolate Factory stores or U-Swirl cafés. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised stores was higher during FY 2021 and could continue to exceed levels experienced in recent years, especially as a result of the COVID-19 pandemic. This would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced by Third Parties Could Adversely Affect Our Operations.

In FY 2021, approximately 49% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 48% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 3% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and had an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Risks Related to Our Supply Chain

The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control.

Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are subject to volatility. We believe our principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. The supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. We purchase most of our nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts we use are grown. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by us, could have a material adverse effect on us and our results of operations. The COVID-19 pandemic has resulted in pricing and supply disruptions to our supply chain and has also impacted our ability to offset such disruptions through increased prices to our customers. Increases in ingredient costs or supply chain disruptions may continue to be realized as a result of the COVID-19 pandemic.

Disruption To Our Manufacturing Operations Or Supply Chain Could Impair Our Ability To Produce Or Deliver Finished Products, Resulting In A Negative Impact On Our Results of Operations.

All of our manufacturing operations are located in Durango, Colorado. Disruption to our manufacturing operations or our supply chain could result from a number of factors, including: natural disaster, pandemic, outbreak of disease, weather, fire or explosion, terrorism or other acts of violence, labor strikes or other labor activities, unavailability of raw or packaging materials, and operational and/or financial instability of key suppliers and other vendors or service providers. We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur. However, if we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted. Local State of Colorado health orders issued in response to COVID-19 have impacted, and are likely to continue to impact, our manufacturing operations. Specifically, social distancing recommendations and requirements have had an impact on how many employees can be engaged in production activities. If these requirements are in place for an extended period of time we may realize additional constraints upon production capacity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2021, our factory produced approximately 1.47 million pounds of chocolate candies, which was a decrease of approximately 23.8% from the approximately 1.93 million pounds produced in FY 2020. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303.

As of February 28, 2021, the Company had obligations for two non-cancelable leases of five to ten years for Rocky Mountain Chocolate Factory Company-owned stores having varying expiration dates from July 2021 to January 2026, one of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 1,600 to 3,000 square feet and have varying expiration dates from April 2024 to September 2024, some of which contain optional five or 10-year renewal rights. We currently have two café leases in place, which range between $6,800 and $8,600 per month, exclusive of common area maintenance charges and taxes.

For information as to the amount of our rental obligations under leases on both Company-owned and franchised stores, see Note 10 “Leasing Arrangements” to our consolidated financial statements included in Item 8 of this Annual Report.

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

Holders

On May 10, 2021, there were approximately 420 record holders of our common stock. We believe that there are significantly more beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 13, 2020 to stockholders of record on February 28, 2020. On May 11, 2020, the Company announced that the Board of Directors has decided to suspend its first quarter of FY 2021 cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders. There is no assurance that we will resume dividend payments in the future, or if we do, at the same levels as declared in the past.

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

Stock Repurchase Program

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. As of February 28, 2021, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years ended February 28 or 29, 2017 through 2021, are derived from the consolidated financial statements of the Company, which have been audited by Plante & Moran, PLLC, our independent registered public accounting firm during the fiscal year ended February 28, 2019 through 2021, or EKS&H LLLP, our independent registered public accounting firm for the fiscal years ended February 28, 2017 through 2018. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” below.

All material inter-Company balances have been eliminated upon consolidation.

(Amounts in thousands, except per share data)

	Fiscal Years Ended February 28 or 29,
Selected Statement of Operations Data	2021	2020	2019	2018	2017
Total revenues	$23,481	$31,850	$34,545	$38,075	$38,296
Operating income	(3,474)	1,392	3,006	5,221	5,524
Net (loss) income	$(900)	$1,034	$2,239	$2,964	$3,450

Basic Earnings per Common Share	$(0.16)	$0.17	$0.38	$0.50	$0.59
Diluted Earnings per Common Share	$(0.16)	$0.17	$0.37	$0.50	$0.58
Weighted average common shares outstanding	6,067	5,986	5,931	5,884	5,843
Weighted average common shares outstanding, assuming dilution	6,067	6,255	5,983	5,980	5,994
Selected Balance Sheet Data
Working capital	$8,997	$8,005	$9,530	$7,364	$7,091
Total Assets	24,951	27,817	26,222	28,941	29,418
Long-term debt	-	-	-	1,176	2,529
Stockholders' equity	18,968	19,356	20,390	19,557	18,829

Cash Dividend Declared per Common Share	$-	$0.48	$0.48	$0.48	$0.48

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. We are also party to strategic alliance and ecommerce agreements with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby we sell our candy in their store locations and through their ecommerce platform. As of March 31, 2021, there were two Company-owned, 95 licensee-owned and 211 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Canada, South Korea, Panama, and the Philippines. As of March 31, 2021, U-Swirl operated three Company-owned stores and 72 franchised and licensed stores located in 23 states and Qatar. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements.

Current Trends and Outlook

As discussed in more detail throughout this Annual Report, we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. Nearly all of the Company-owned and franchise stores were directly and negatively impacted in FY 2021 by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees did not order products for their stores during FY 2021 in line with historical amounts. This trend has negatively impacted, and is expected to continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020 and continuing through February 2021, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of February 28, 2021, approximately 54 stores have not re-opened and the future of these locations is uncertain. This is a closure rate significantly higher than historical levels. By February 28, 2021, certain stores have met or exceeded pre-COVID-19 levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior because of COVID-19. Most stores re-opened subject to various local health restrictions and with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels. As a result of the negative impacts of COVID-19 the Company incurred bad debt expense of approximately $1.3 million, incurred expense associated with the impairment of goodwill and intangible assets of approximately $476,000 and incurred expense associated with fixed asset impairments of approximately $57,000.

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

During this challenging time, the Company’s foremost priority is the safety and well-being of its employees, customers, franchisees and communities. In addition to the already stringent practices for the quality and safety of the Company’s confections, the Company is diligently following health and safety guidance issued by the World Health Organization, the Centers for Disease Control and state and local governmental agencies. The COVID-19 pandemic has had an unprecedented impact on the retail industry as containment measures continue to impact the Company’s operations and the retail industry. Numerous countries, states and local governments have effected ordinances to protect the public through social distancing, which has caused, and we expect will continue to cause, a significant decrease in, among other things, retail traffic and as a result, factory sales, retail sales and royalty and marketing fees. With that said, Rocky Mountain Chocolate Factory products have remained available for sale online. The Company’s current focus is on supporting its franchisees and licensees during this challenging time and driving growth in online sales, especially in light of the ecommerce licensing agreement with Edible, as discussed herein, while also sensibly managing costs. The number of Company-owned and franchise stores remaining open may change frequently and significantly due to the ever-changing nature of the COVID-19 pandemic.

In these challenging and unprecedented times, management is taking all necessary and appropriate action to maximize liquidity as the Company navigates the current landscape. These actions include significantly reducing operating expenses and production volume to reflect reduced sales volumes as well as the elimination of all non-essential spending and capital expenditures. Further, in an abundance of caution and to maintain ample financial flexibility, the Company drew down the full amount under its line of credit in March 2020 and the Company received loans under the Paycheck Protection Program (the “PPP”) in April 2020. These borrowings allowed the Company to temporarily avoid workforce reduction measures amidst a steep decline in revenue and production volume. The Company subsequently repaid its line of credit in full and the loans received under the PPP were fully forgiven. While the Company believes it has sufficient liquidity with its current cash position, the Company will continue to monitor and evaluate all financing alternatives as necessary as these unprecedented events evolve. For more information, please see Item 1A “Risk Factors—Risks Related to the Economy—The Novel Coronavirus (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.”

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

The Company has been focused on employee safety and implementing steps to improve safety. The Company has been monitoring the frequently changing guidance on best safety practices and is rapidly integrating safety measures into the working environment. Most of our office and administrative staff are working remotely. The nature of our production environment necessitates that most production employees must be on site to perform their job duties. As a result of the COVID-19 pandemic we have implemented COVID-19 testing procedures, contact tracing, quarantine procedures and employee vaccinations. The current trends have made it and may continue to make it difficult for us to hire and retain production employees.

Limited financing alternatives for domestic franchise growth has led us to pursue a strategy of expansion through co-branding with complimentary concepts such as ice cream and frozen yogurt, international development, sale of our products to specialty markets, licensing the Rocky Mountain Chocolate Factory brand for use with other appropriate consumer products, and selected entry of Rocky Mountain Chocolate Factory branded products into other wholesale channels, along with business acquisitions as primary drivers of growth. This is a trend that continued in FY 2021 and we expect to continue into the foreseeable future.

Going forward in FY 2022, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions, including our strategic alliance with Edible to reduce our dependence on domestic brick-and-mortar retail.

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

The most important factors in continued growth in our earnings are macroeconomic and retail sector post-COVID 19 recovery, ongoing online revenue growth, a shift in consumer behavior as a result of the COVID-19 pandemic, unit growth, increased same store sales and increased same store pounds purchased from the factory.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2021, same store pounds purchased from the factory by franchised and co-branded licensed stores was significantly impacted by COVID-19 and the impact it had on store operations. During FY 2021, same store pounds purchased from the factory by franchised and co-branded licensed stores decreased approximately 74.3% in the first quarter, decreased approximately 27.7% in the second quarter, decreased approximately 16.9% in the third quarter, decreased approximately 7.5% in the fourth quarter, and decreased 30.0% overall in FY 2021 as compared to the same periods in FY 2020.

We have expanded co-branding as a way to offset low franchise growth through a relationship with Cold Stone Creamery. We have additionally developed co-branded locations through U-Swirl brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2021, Cold Stone licensees operated 96 co-branded locations, our U-Swirl franchisees operated 6 co-branded locations and we have co-branded 3 of our Company-owned cafés.

Results of Operations

Fiscal 2021 Compared To Fiscal 2020

Results Summary

Basic earnings per share decreased from $0.17 per share in FY 2020 to a net loss of $(0.15) per share in FY 2021. Revenues decreased 26.3% from $31.8 million for FY 2020 to $23.5 million for FY 2021. Operating income decreased from $1.4 million in FY 2020 to an operating loss of $(3.5) million in FY 2021. Net income decreased from $1.0 million in FY 2020 to a net loss of $(900,000) in FY 2021. The decreases in operating income and net income were due primarily to a decline in revenue associated with the continued impacts from the COVID-19 pandemic, including its impact on our operations and the operations of our franchised, licensed and Company-owned locations.

REVENUES

	For the Year Ended
($'s in thousands)	February 28 or 29,		$	%
	2021	2020	Change	Change
Factory sales	$17,321.0	$21,516.5	$(4,195.5)	(19.5)%
Retail sales	1,858.5	3,202.5	(1,344.0)	(42.0)%
Franchise fees	226.7	325.0	(98.3)	(30.2)%
Royalty and marketing fees	4,074.5	6,805.8	(2,731.3)	(40.1)%
Total	$23,480.7	$31,849.8	$(8,369.1)	(26.3)%

Factory Sales

The decrease in factory sales for FY 2021 versus FY 2020 was primarily due to a 37.3% decrease in sales of product to our network of franchised and licensed retail stores, partially offset by a $2.3 million increase in shipments of product to customers outside our network of franchised retail stores. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during FY 2021, which significantly reduced traffic in our stores and caused most stores to close for a portion of FY 2021. The increase in shipments of product to customers outside our network of franchise and licensed retail stores was primarily the result of sales associated with our strategic alliance with Edible. Subsequent to February 28, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues.

Same store pounds purchased by domestic Rocky Mountain Chocolate Factory franchise and license locations decreased 30.0% in FY 2021, compared to FY 2020 as result of store closures, reduced operations and reduced demand in stores as a result of the impacts of the COVID-19 pandemic.

Retail Sales

The decrease in retail sales was primarily due to store closures, reduced operations and reduced demand in stores as a result of the impacts of the COVID-19 pandemic. As of February 28, 2021, all Company-owned stores had resumed limited operations following COVID-19 related closures. Same store sales at all Company-owned stores and cafés decreased 36.5% during FY 2021 compared with FY 2020.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees for FY 2021 compared to FY 2020 was primarily due to the COVID-19 pandemic and the associated public health measures in place during FY 2021. Nearly all of our franchised locations experienced reduced operations and periods of full closure during FY 2021. The average number of total domestic franchise stores in operation decreased 9.7% from 269 during FY 2020 to 243 during FY 2021. This decrease is the result of domestic store closures exceeding domestic store openings, a trend which has accelerated as a result of the COVID-19 pandemic. Franchise fee revenues decreased in FY 2021 compared to FY 2020 primarily as a result of a decrease in revenue resulting from fewer franchise stores in operation and the associated recognition of revenue over the term of the franchise agreement.

COSTS AND EXPENSES

Cost of Sales

	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2021	2020	Change	Change

Cost of sales - factory	$15,473.8	$17,091.1	$(1,617.3)	(9.5)%
Cost of sales - retail	644.8	1,123.8	(479.0)	(42.6)%
Franchise costs	1,715.6	1,882.2	(166.6)	(8.9)%
Sales and marketing	1,712.8	1,922.6	(209.8)	(10.9)%
General and administrative	5,258.0	5,736.0	(478.0)	(8.3)%
Retail operating	1,381.8	1,791.7	(409.9)	(22.9)%
Total	$26,186.8	$29,547.4	$(3,360.6)	(11.4)%

Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$1,847.2	$4,425.4	$(2,578.2)	(58.3)%
Retail gross margin	1,213.7	2,078.7	(865.0)	(41.6)%
Total	$3,060.9	$6,504.1	$(3,443.2)	(52.9)%

Gross Margin	For the Year Ended
	February 28 or 29,		%	%
	2021	2020	Change	Change
(Percent)
Factory gross margin	10.7%	20.6%	(9.9)%	(48.1)%
Retail gross margin	65.3%	64.9%	0.4%	0.6%
Total	16.0%	26.3%	(10.3)%	(39.2)%

Adjusted Gross Margin	For the Year Ended
(a non-GAAP measure)	February 28 or 29,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$1,847.2	$4,425.4	$(2,578.2)	(58.3)%
Plus: depreciation and amortization	625.5	597.4	28.1	4.7%
Factory adjusted gross margin	2,472.7	5,022.8	(2,550.1)	(50.8)%
Retail gross margin	1,213.7	2,078.7	(865.0)	(41.6)%
Total Adjusted Gross Margin	$3,686.4	$7,101.5	$(3,415.1)	(48.1)%

Factory adjusted gross margin	14.3%	23.3%	(9.0)%	(38.6)%
Retail gross margin	65.3%	64.9%	0.4%	0.6%
Total Adjusted Gross Margin	19.2%	28.7%	(9.5)%	(33.1)%

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

Cost of Sales and Gross Margin

Factory gross margin decreased 9.0% during FY 2021 compared to FY 2020 due primarily to lower production volume. During FY 2021, production volume decreased 23.8% in response to a 19.5% decrease in factory sales, primarily due to the impacts of the COVID-19 pandemic. During FY 2021, the Company also incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Franchise Costs

The decrease in franchise costs for FY 2021 compared to FY 2020 was due primarily to lower travel costs, the result of COVID-19 related travel restrictions. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 39.9% during FY 2021 from 26.4% during FY 2020. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of the decrease in franchise revenue.

Sales and Marketing

The decrease in sales and marketing costs during FY 2021 compared to FY 2020 was primarily due to lower advertising and promotion costs, partially offset by an increase in online advertising cost.

General and Administrative

The decrease in general and administrative costs during FY 2021 compared to FY 2020 was due to lower professional fees associated with the Company’s process to explore and review strategic alternatives and costs associated with a stockholder’s contested solicitation of proxies during FY 2020, with no comparable costs incurred during FY 2021. These decreases were partially offset by an increase in bad debt expense and the impairment of certain intangible assets during FY 2021. During FY 2020, the Company incurred approximately $2,271,000 of one-time costs associated with the review of strategic alternatives and the contested solicitation of proxies, compared with no comparable costs incurred during FY 2021. Bad debt expense during FY 2021 was primarily the result of management’s assessment of the likelihood of collecting accounts and notes receivable. As a result of this assessment total allowances for potentially uncollectable accounts and notes receivable increased to $1,454,140 at February 28, 2021, compared to $638,907 at February 29, 2020. This cost was a direct result of public health measures in place due to responses to COVID-19 and the financial burden experienced by the majority of our network of franchised and licensed locations. As a percentage of total revenues, general and administrative expenses increased to 22.4% in FY 2021 compared to 18.0% in FY 2020.

Retail Operating Expenses

Retail operating expenses decreased during FY 2021 compared to FY 2020, as a result of the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of COVID-19 and the associated public health measures in place. Retail operating expenses, as a percentage of retail sales, increased to 74.4% during FY 2021 from 55.9% during FY 2020.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $711,000 during FY 2021, a decrease of 20.6% from $895,000 incurred during FY 2020. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 4.7% from $597,000 during FY 2020 to $626,000 during FY 2021. This increase was the result of an increase in production assets in service primarily resulting from the replacement of obsolete equipment or equipment at the end of its operating life.

Other Income (Expense)

Other income was $1.7 million during FY 2021 compared to other income of $10,700 during FY 2020. This change was primarily the result of a gain on insurance recovery and the forgiveness of debt partially offset by higher interest expense resulting from the Company’s increased debt as a result of measures taken during FY 2021 to ensure adequate liquidity during the COVID-19 pandemic. In early FY 2021 the Company borrowed $3.4 million from its line of credit (subsequently the line of credit was repaid in February 2021) and borrowed $1.5 million of loans under the Paycheck Protection Program which have been forgiven along with associated interest.

The Company recognized a gain on insurance recovery of $210,500 and recognized forgiveness of debt in the amount of $1.5 million during FY 2021, compared with no similar amounts recognized during FY 2020. The debt forgiveness was the result of the Company’s PPP loans being forgiven.

Income Tax Expense

Our effective income tax rate for FY 2021 was 49.8%, compared to 26.3% FY 2020. This change was primarily the result of debt forgiveness income being realized with no associated income tax expense and the revaluation of a portion of deferred tax assets as a result of the Company realizing a taxable loss during FY 2021 that can be carried back to prior periods with a higher effective income tax rate.

Fiscal 2020 Compared To Fiscal 2019

A discussion of our results of operations for FY 2020 in comparison to FY 2019 has been omitted from this Annual Report, but can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, filed with the SEC on May 29, 2020, as amended by our Annual Report on Form 10-K/A for the fiscal year ended February 29, 2020, filed with the SEC on June 29, 2020, which are available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.rmcf.com).

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

As of February 28, 2021, working capital was $9.0 million compared with $8.0 million as of February 29, 2020. The increase in working capital was due primarily to our efforts to preserve liquidity during the COVID-19 pandemic, including the receipt of PPP funds and the suspension of our quarterly dividend. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders.

Cash and cash equivalent balances increased from $4.8 million as of February 29, 2020 to $5.6 million as of February 28, 2021 as a result of cash flows generated by financing activities. Our current ratio was 3.4 to 1.0 at February 28, 2021 compared to 2.4 to 1.0 at February 29, 2020. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2021, we had a net loss of $900,000. Operating activities provided cash of $67,000, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.3 million and stock compensation expense of $512,000. During FY 2020, we had net income of $1.0 million. Operating activities provided cash of $4.4 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.5 million, an increase in accounts payable of $1.2 million and stock compensation expense of $809,000.

During FY 2021, investing activities used cash of $71,000, primarily due to the purchases of property and equipment, intangible assets and deposits on future asset purchases of $461,000, partially offset by proceeds received from an insurance recovery of $305,000. In comparison, investing activities used cash of $911,000 during FY 2020 primarily due to the purchases of property and equipment of $984,000 the result of investment in factory infrastructure improvements, partially offset by proceeds received on notes receivable of $146,000.

Financing activities provided cash of $815,000 during FY 2021 and used cash of $4.0 million during the prior year. The decrease in cash used in financing activities was primarily due to the receipt of PPP proceeds and the suspension of the Company’s quarterly cash dividend.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2021. On March 16, 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). In February 2021, the Company repaid the credit line in full as a result of improving economic conditions and the full forgiveness of PPP loans. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at February 28, 2021). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2021, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2021 and the Company believes it is likely to be renewed on terms similar to the current terms.

PPP Loan

On April 13, 2020 and April 20, 2020, the Company entered into a Loan Agreements and Promissory Notes (collectively the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. These loans were forgiven during FY 2021 and no amount was outstanding as of February 28, 2021.

Contractual Obligations

The table below presents significant contractual obligations of the Company at February 28, 2021.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Operating leases	$1,991	$635	$688	$179	$489
Purchase contracts	377	377	-	-	-
Other long-term obligations	174	60	65	49	-
Total	$2,542	$1,072	$753	$228	$489

The Company made an average of $584,000 per year in capital expenditures during the three fiscal years ended February 28, 2021. For FY 2022 the Company anticipates making approximately $775,000 of capital expenditures.

Off-Balance Sheet Arrangements

As of February 28, 2021, we had purchase obligations of approximately $377,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

We recorded an average expense of approximately $533,000 per year for potential uncollectible accounts over the three fiscal years ended February 28, 2021. Write-offs of uncollectible accounts net of recoveries averaged approximately $217,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three fiscal years, the allowances for doubtful notes and accounts have ranged from 10.0% to 40.1% of gross receivables. As a result of COVID-19 and the associated impact on the liquidity of our customers, we recorded higher expense for potentially uncollectable accounts and a higher allowance as a percentage of gross receivables.

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

Inventories - Our inventories are stated at the lower of cost or net realizable value and are reduced for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such reduction is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, further inventory adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three fiscal years ended February 28, 2021, the Company recorded expense averaging $324,400 per year for potential inventory losses, or approximately 1.8% of total cost of sales for that period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020; the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 2021; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020 and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable and Related Reserves

As described in Note 1 to the consolidated financial statements, in the normal course of business, the Company extends credit to customers, primarily franchisees, that satisfy pre-defined credit criteria. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. The Company may experience the failure of its wholesale customers and franchisees, to whom it extends credit to pay amounts owed on time, or at all, particularly if such customers are significantly impacted by COVID-19.

We identified the Company's valuation of accounts receivable reserve as a critical audit matter. The principal considerations for our determination include management's analysis of determining the reserve for customer and franchisee accounts receivable is complex and highly subjective and the Company has significant balances that age significantly longer than normal payment terms. Further, the Company's customers and franchisees may be significantly impacted by COVID-19, making the estimates especially challenging as a result of market conditions.

The primary procedures we performed to audit this critical audit matter included the following:

●

We obtained an understanding of the Company's accounting and control procedures for accounts receivable reserves within both IT and manual systems by which those transactions are initiated, authorized, recorded, processed, corrected as necessary, transferred to the general ledger, and reported in the financial statements.

●

We performed a retrospective review of the prior year allowance for doubtful accounts to determine whether management judgments and assumptions relating to the estimates indicate possible bias on the part of management.

●

We confirmed year-end account balances directly with a sample of customers.  We also reviewed year-end account balances for which subsequent cash receipts were not received through fieldwork dates.  For those balances, we inquired of management regarding any collectability issues of any uncollected accounts receivable outside the normal payment cycle.

●

We obtained the accounts receivable aging and compared the balances to the general ledger.  We performed analytical procedures on the accounts receivable aging and evaluated the reserve for bad debts.  We also performed other analytical procedures related to bad debt expense and the allowance for accounts receivable.

●	We inquired of the client regarding any receivables with collectability concerns and concluded on whether such circumstances have been taken into account in the recorded receivables balance.

Intangible Asset and Goodwill Impairments

As described in Notes 1 and 8 to the consolidated financial statements, the Company reviews its amortized intangible assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company assessed the changes in circumstances related to COVID-19 during the Company’s first quarter to determine if an impairment occurred, and if so, the amount of impairment necessary.

We identified the Company's impairment assessment of intangible assets and goodwill as a critical audit matter. The principal considerations for our determination include the high degree of auditor judgment and subjectivity in applying procedures relating to the assessment and impairment of the Company's intangible assets and goodwill. This was driven by significant management judgment when determining fair value, including (1) the fair value approaches, (2) the future cash flows used in the impairment tests, and (3) other inputs used in the valuation including comparable company multiples, discount rates, and return on equity. In addition, the audit effort involved the use of fair value specialists to assist in performing audit procedures over these assumptions and evaluating the audit evidence obtained.

The primary procedures we performed to audit this critical audit matter included the following:

●

We obtained an understanding of management’s accounting and control procedures over the impairment tests, including validation of the assumptions included in the impairment analysis for both the intangible assets and goodwill and the evaluation of the methodology used in determining the magnitude of impairment charges.

●

We evaluated the inputs used in the intangible assets and goodwill impairment tests, including cash flow projections, scenario analysis, discount rates, a multi-period excess earning model, a relief from royalty method, return on equity assumptions, and comparable company multiples.

●

We compared the undiscounted cash flows used in the intangible assets impairment test to the carrying value of the assets to evaluate whether an impairment existed.  Further, we recalculated the difference between the carrying value and the fair value to validate the amount of computed impairment.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the calculated amount of fair value of the intangible assets and goodwill.
●	We evaluated the reasonableness of the fair value calculated under the combination of income and market approaches.
●	We evaluated the Company’s disclosures related to the impairment charges.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2004.

Boulder, Colorado

June 1, 2021

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2021	2020	2019
Revenues
Sales	$19,179,447	$24,718,968	$27,563,794
Franchise and royalty fees	4,301,258	7,130,828	6,981,653
Total Revenue	23,480,705	31,849,796	34,545,447

Costs and Expenses
Cost of sales	16,118,625	18,214,896	20,599,551
Franchise costs	1,715,588	1,882,185	1,980,781
Sales and marketing	1,712,834	1,922,650	2,210,800
General and administrative	5,258,035	5,735,971	3,432,618
Retail operating	1,381,754	1,791,689	1,934,891
Depreciation and amortization, exclusive of depreciation and amortization expense of $625,526, $597,430, and $555,926, respectively, included in cost of sales	710,656	895,395	1,153,873
Costs associated with Company-owned store closures	57,100	15,400	226,981
Total costs and expenses	26,954,592	30,458,186	31,539,495

Income (Loss) from Operations	(3,473,887)	1,391,610	3,005,952

Other Income (Expense)
Interest expense	(94,506)	(19,016)	(70,787)
Interest income	17,662	29,738	20,496
Gain on insurance recovery	210,464	-	-
Paycheck Protection Program	1,548,576	-	-
Other income (expense), net	1,682,196	10,722	(50,291)

Income Before Income Taxes	(1,791,691)	1,402,332	2,955,661

Income Tax Provision	(891,914)	368,500	716,862

Consolidated Net Income (Loss)	$(899,777)	$1,033,832	$2,238,799

Basic Earnings per Common Share	$(0.15)	$0.17	$0.38
Diluted Earnings per Common Share	$(0.15)	$0.17	$0.37

Weighted Average Common Shares Outstanding - Basic	6,067,461	5,986,371	5,931,431
Dilutive Effect of Employee Stock Awards	-	268,972	51,207
Weighted Average Common Shares Outstanding - Diluted	6,067,461	6,255,343	5,982,638

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28 OR 29,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$5,633,279	$4,822,071
Accounts receivable, less allowance for doubtful accounts of $1,341,853 and $638,907, respectively	2,007,502	4,049,959
Notes receivable, current portion, less current portion of the valuation allowance of $32,571 and $0, respectively	84,819	160,700
Refundable income taxes	774,527	418,319
Inventories	4,062,885	3,750,978
Other	213,811	409,703
Total current assets	12,776,823	13,611,730
Property and Equipment, Net	5,152,015	5,938,013
Other Assets
Notes receivable, less current portion and valuation allowance of $79,716 and $0, respectively	42,525	289,515
Goodwill, net	729,701	1,046,944
Franchise rights, net	2,519,764	3,047,688
Intangible assets, net	395,946	498,393
Deferred income taxes	1,144,764	630,078
Lease right of use asset	1,925,591	2,698,765
Other	264,023	56,262
Total other assets	7,022,314	8,267,645
Total Assets	$24,951,152	$27,817,388
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,297,211	$2,241,506
Accrued salaries and wages	735,241	716,860
Gift card liabilities	617,438	609,842
Other accrued expenses	253,345	316,751
Dividend payable	-	722,344
Contract liabilities	194,737	195,658
Lease liability	682,348	803,861
Total current liabilities	3,780,320	5,606,822
Lease Liability, Less Current Portion	1,278,354	1,894,904
Contract Liabilities, Less Current Portion	924,909	960,151
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock; 50,000 authorized; -0- shares issued and outstanding	-	-
Undesignated series; 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,074,293 shares and 6,019,532 shares issued and outstanding, respectively	6,074	6,020
Additional paid-in capital	7,971,712	7,459,931
Retained earnings	10,989,783	11,889,560
Total stockholders' equity	18,967,569	19,355,511
Total Liabilities and Stockholders' Equity	$24,951,152	$27,817,388

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2021	2020	2019
Common Stock
Balance at beginning of year	$6,020	$5,958	$5,903
Issuance of common stock	-	23	6
Equity compensation, restricted stock units	54	39	49
Balance at end of year	6,074	6,020	5,958

Additional Paid-In Capital
Balance at beginning of year	7,459,931	6,650,864	6,131,147
Issuance of common stock	-	210,951	55,971
Equity compensation, restricted stock units	511,781	598,116	463,746
Balance at end of year	7,971,712	7,459,931	6,650,864

Retained Earnings
Balance at beginning of year	11,889,560	13,733,010	13,419,553
Net (loss) income attributable to RMCF stockholders	(899,777)	1,033,832	2,238,799
Cash dividends declared	-	(2,877,282)	(2,851,271)
Adoption of ASC 606[1]	-	-	925,929
Balance at end of year	10,989,783	11,889,560	13,733,010

Total Stockholders' Equity	18,967,569	19,355,511	20,389,832

Common Shares
Balance at beginning of year	6,019,532	5,957,827	5,903,436
Issuance of common stock	-	22,870	5,333
Equity compensation, restricted stock units	54,761	38,835	49,058
Balance at end of year	6,074,293	6,019,532	5,957,827

1 Refer to Note 3 for information on the adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2021	2020	2019
Cash Flows From Operating Activities
Net (Loss) Income	$(899,777)	$1,033,832	$2,238,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,336,182	1,492,825	1,709,799
Provision for obsolete inventory	262,156	360,614	325,478
Provision for loss on accounts and notes receivable	1,257,010	197,830	155,600
Asset impairment and store closure losses	532,602	15,400	67,822
(Gain) Loss on sale or disposal of property and equipment	(197,037)	11,174	36,024
Forgiveness of Paycheck Protection Program	(1,537,200)	-	-
Expense recorded for stock compensation	511,835	809,129	519,772
Deferred income taxes	(514,685)	(22,657)	(78,934)
Changes in operating assets and liabilities:
Accounts receivable	1,022,975	(453,816)	(390,663)
Refundable income taxes	(356,209)	(228,118)	157,544
Inventories	(617,268)	297,306	41,310
Other current assets	195,891	(91,577)	(8,225)
Accounts payable	(901,090)	1,205,891	(545,588)
Accrued liabilities	(2,318)	(47,783)	(84,191)
Contract liabilities	(25,721)	(184,232)	(129,527)
Net cash provided by operating activities	67,346	4,395,818	4,015,020

Cash Flows from Investing Activities
Proceeds received on notes receivable	85,345	146,455	102,256
Purchase of intangible assets	(99,048)	(75,000)	-
Proceeds from insurance recovery	304,962	-	-
Proceeds from the sale or distribution of assets	-	763	13,498
Purchases of property and equipment	(154,492)	(983,941)	(613,786)
(Increase) decrease in other assets	(207,761)	314	(8,140)
Net cash used in investing activities	(70,994)	(911,409)	(506,172)

Cash Flows from Financing Activities
Payments on long-term debt	-	(1,176,488)	(1,352,821)
Proceeds from Paycheck Protection Program	1,537,200	-	-
Dividends paid	(722,344)	(2,869,877)	(2,844,984)
Net cash provided by (used in) financing activities	814,856	(4,046,365)	(4,197,805)

Net Increase (Decrease) in Cash and Cash Equivalents	811,208	(561,956)	(688,957)

Cash and Cash Equivalents, Beginning of Period	4,822,071	5,384,027	6,072,984

Cash and Cash Equivalents, End of Period	$5,633,279	$4,822,071	$5,384,027

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

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates self-serve frozen yogurt cafés. The Company also sells its candy in select locations outside of its system of retail stores and licenses the use of its brand with certain consumer products.

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

In FY 2020 and early FY 2021 we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 28, 2021:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	3	158	161
International license stores	1	53	54
Cold Stone Creamery - co-branded	5	96	101
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	65	66
Franchise stores - Domestic - co-branded	-	6	6
International license stores	-	1	1
Total	10	384	394

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $5.1 million at February 28, 2021.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts and Notes Receivable

In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2021, the Company had $239,631 of notes receivable outstanding and an allowance for doubtful accounts of $112,287 associated with these notes, compared to $450,215 of notes receivable outstanding and an allowance for doubtful accounts of $0 at February 29, 2020. The notes require monthly payments and bear interest rates ranging from 4.5% to 6%. The notes mature through November 2023 and approximately $135,000 of notes receivable are secured by the assets financed. The Company may experience the failure of its wholesale customers, including its franchisees, to whom it extends credit to pay amounts owed to the Company on time, or at all, particularly if such customers are significantly impacted by COVID-19. As of March 1, 2020 and 2019 the Company had $4,049,959 and $3,993,262, respectively, of accounts receivable.

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

Gift Card Breakage

The Company and its franchisees sell gift cards that are redeemable for product in stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included current liabilities in the balance sheets.

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company has historically accumulated gift card liabilities and has not recognized breakage associated with the gift card liability. The adoption of ASU 2014-09, “REVENUE FROM CONTRACTS WITH CUSTOMERS” (“ASC 606”) during FY 2019 requires the use of the “proportionate” method for recognizing breakage, which the Company has not historically utilized. Upon adoption of ASC 606 the Company began recognizing breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $617,438 and $609,842 at February 28, 2021 and February 29, 2020, respectively. The Company recognized breakage of $53,160 and $168,090 during FY 2021 and FY 2020, respectively. See Note 3 to the financial statements for a complete description of the adjustments recorded upon the adoption of ASC 606.

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

The Company performs a goodwill impairment test on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. During FY 2021, as a result of the impact of the COVID-19 pandemic, the impairment test was completed during the three months ended May 31, 2020 (the first quarter). Recoverability of goodwill is evaluated through comparison of the fair value of each of the Company’s reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company’s goodwill is further described in Note 7 to the financial statements.

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

Sales

The Company has performance obligations to sell products to franchisees and other customers, and revenue is recognized at a point in time. Control is transferred when the order has been shipped to a customer, utilizing a third party, or at the time of delivery when shipped on the Company’s trucks. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer. Sales of products to franchisees and other customers are made at standard prices, without any bargain sales of equipment or supplies. Sales of products at retail stores are recognized at the time of sale.

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

Revenue from FTD represented approximately $243,000 or 1% or our total revenues during the year ended February 28, 2021, approximately $1.5 million or 5% of our total revenues during the year ended February 29, 2020 and revenue of approximately $3.1 million or 9% of our total revenues during the year ended February 28, 2019. Our future results may be adversely impacted by further decreases in the purchases of this customer or the loss of this customer entirely.

As described above, In FY 2020, we entered into a long-term strategic alliance whereby we intend to become the exclusive provider of certain branded chocolate products to Edible. Also in FY 2020, the founder of Edible was elected to the Company’s Board of Directors, but subsequently resigned his position on the Board of Directors in January 2021. During the year ended February 28, 2021, the Company recognized approximately $3.5 million or 15% of our total revenue from revenue related to purchases by Edible. Subsequent to February 28, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues.

Stock-Based Compensation

At February 28, 2021, the Company had one stock-based compensation plan, the Company’s 2007 Equity Incentive Plan (as amended and restated), for employees and non-employee directors which authorized the granting of equity awards.

The Company recognized $511,835, $866,177, and $519,772 related to equity-based compensation expense during the years ended February 28 or 29, 2021, 2020 and 2019, respectively. Compensation costs related to share-based compensation are generally recognized over the vesting period.

During FY 2021, the Company did not grant any restricted stock units to employees or non-employee directors. During FY 2020, the Company granted 280,000 restricted stock units to employees and non-employee directors. There were no stock options granted to employees during FY 2021 or FY 2020. The restricted stock unit grants generally vest 17 to 20% annually, or 5% per quarter over a period of five to six years. The Company recognized $511,835 of consolidated stock-based compensation expense related to restricted stock unit grants during FY 2021 compared with $598,155 in FY 2020 and $463,795 in FY 2019. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2021 was $1,614,140, which is expected to be recognized over the weighted average period of 3.7 years.

The Company did not issue any fully vested, unrestricted shares of stock to non-employee directors during the year ended February 28, 2021 compared to 14,078 shares issued during the year ended February 29, 2020 and 2,000 shares issued during the year ended February 28, 2019. In connection with these non-employee director stock issuances, the Company recognized $0, $130,172 and $24,480 of stock-based compensation expense during year ended February 28 or 29, 2021, 2020 and 2019, respectively.

The Company issued 15,000 fully vested, unrestricted shares of stock as bonus compensation to its Chief Executive Officer during the year ended February 29, 2020 in consideration of the entry into a strategic alliance with Edible, as discussed below. Associated with this unrestricted stock award, the Company recognized $137,850 in stock-based compensation expense during the year ended February 29, 2020.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the year ended February 28, 2021, 960,677 shares of common stock warrants and 217,103 shares of unvested restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $265,285, $276,602, and $275,441 for the fiscal years ended February 28 or 29, 2021, 2020 and 2019, respectively. Total advertising expense for U-Swirl and its brands amounted to $95,215, $203,004, and $168,000 for the fiscal years ended February 28 or 29, 2021, 2020 and 2019, respectively.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. We adopted ASU 2017-04 effective March 1, 2020 (the first quarter of our 2021 fiscal year). The adoption of ASU 2017-04 contributed to the impairment calculations contained within Note 8.

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

Related Party Transactions

As described above, in FY 2020 and early FY 2021, the Company entered into a long-term strategic alliance and ecommerce agreement, respectively, with Edible whereby the Company is intended to become the exclusive provider of certain branded chocolate products to Edible. Also in FY 2020 the founder of Edible was elected to the Company’s Board of Directors, but subsequently resigned his position on the Board of Directors in January 2021. During the year ended February 28, 2021, the Company recognized approximately $3.5 million of revenue related to purchases from Edible, its affiliates and its franchisees.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid (received) for:	2021	2020	2019
Interest	$76,803	$20,610	$72,619
Income taxes	(21,021)	619,276	638,252
Non-cash Operating Activities
Accrued Inventory	148,254	191,459	52,918
Non-cash Financing Activities
Dividend payable	$-	$722,344	$714,939

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

The following table summarizes contract liabilities as of February 28, 2021 and February 29, 2020:

	Twelve Months Ended
	February 29 or 28:
	2021	2020
Contract liabilities at the beginning of the year:	$1,155,809	$1,352,572
Revenue recognized	(226,720)	(324,982)
Contract fees received	201,000	140,750
Amortized gain on the financed sale of equipment	(10,443)	(12,531)
Contract liabilities at the end of the year:	$1,119,646	$1,155,809

At February 28, 2021, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2022	$194,737
2023	184,224
2024	151,856
2025	136,780
2026	124,489
Thereafter	327,560
Total	$1,119,646

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

For the Year Ended February 28, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$178,042	$-	$-	$48,678	$226,720

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	17,321,001	-	-	17,321,001
Retail sales	-	-	896,793	961,653	1,858,446
Royalty and marketing fees	3,367,345	-	-	707,193	4,074,538
Total	$3,545,387	$17,321,001	$896,793	$1,717,524	$23,480,705

For the Year Ended February 29, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Revenues recognized over time under ASC 606:
Franchise fees	$230,543	$-	$-	$94,439	$324,982

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	21,516,530	-	-	21,516,530
Retail sales	-	-	1,104,171	2,098,267	3,202,438
Royalty and marketing fees	5,300,089	-	-	1,505,757	6,805,846
Total	$5,530,632	$21,516,530	$1,104,171	$3,698,463	$31,849,796

NOTE 5 - INVENTORIES

Inventories consist of the following at February 28 or 29:

	2021	2020
Ingredients and supplies	$2,464,123	$2,186,652
Finished candy	1,888,818	1,827,767
U-Swirl food and packaging	39,518	56,708
Reserve for slow moving inventory	(329,574)	(320,149)
Total inventories	$4,062,885	$3,750,978

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

	2021	2020
Land	$513,618	$513,618
Building	4,827,807	5,031,395
Machinery and equipment	10,129,508	10,664,396
Furniture and fixtures	797,303	852,557
Leasehold improvements	985,407	1,154,396
Transportation equipment	429,789	440,989
	17,683,432	18,657,351

Less accumulated depreciation	(12,531,417)	(12,719,338)
Property and equipment, net	$5,152,015	$5,938,013

Depreciation expense related to property and equipment totaled $765,764, $786,648, and $865,479 during the fiscal years ended February 28 or 29, 2021, 2020 and 2019, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following at February 28 or 29:

				2021		2020
	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$221,504	$295,779	$215,653
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	333,715	715,339	297,072
Franchise rights		20		5,979,637	3,459,873	5,979,637	2,931,949
Total				7,482,605	4,566,895	7,542,558	3,996,477
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$832,308
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				729,701		1,046,944

Total Intangible Assets				$8,212,306	$4,566,895	$8,589,502	$3,996,477

Amortization expense related to intangible assets totaled $570,418, $706,177, and $844,320 during the fiscal years ended February 28 or 29, 2021, 2020 and 2019, respectively.

At February 28, 2021, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2022	$483,959
2023	409,393
2024	346,672
2025	294,427
2026	251,342
Thereafter	1,129,917
Total	$2,915,710

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During FY 2020, the Company initiated a store design project. The initiative added approximately $174,000 of intangible assets during FY 2021. This project will be amortized over a life of 10 years.

NOTE 8 – IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the three months ended May 31, 2020 as we believe that the COVID-19 pandemic was a triggering event. For the remainder of FY 2021, the Company does not believe there were any triggering events. Based on the results of these assessments, we recorded $476,243 of goodwill and intangible impairment expense. This expense is presented within general and administrative expense on the Consolidated Statements of Operations. No additional tests for impairment were determined to be necessary during FY 2021.

The assessment of our goodwill, trademark and long-lived asset fair values includes many assumptions that are subject to risk and uncertainties. The primary assumptions, which are all Level 3 inputs of the fair value hierarchy (inputs to the valuation methodology that are unobservable and significant to the fair value measurement), used in our impairment testing consist of:

●	Expected future cash flows from operation of our Company-owned units.
●	Forecasted future royalty revenue, marketing revenue and associated expenses.
●	Projected rate of royalty savings on trademarks.
●	Our cost of capital.

As of February 28, 2021, costs associated with the impairment of long-lived and intangible assets consist of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets	57,100

Total	$533,343

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

NOTE 9 – NOTES PAYABLE

Paycheck Protection Program

During FY 2021 the Company received promissory notes pursuant to the Paycheck Protection Program (“PPP”), under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA Loans”). The Company received total proceeds of $1.5 million from SBA Loans. During the three months ended November 30, 2020, approximately $108,000 of the original loan proceeds was forgiven by the SBA and during the three months ended February 28, 2021 the remaining approximately $1.4 million of the original loan proceeds was forgiven.

The amount of loan proceeds eligible for forgiveness was based on a formula based on a number of factors, including the amount of loan proceeds used by the Company during the period after the loan origination for certain purposes, including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that, among other things, at least 60-75% of the loan amount is used for eligible payroll costs, the employer maintaining or rehiring employees and maintaining salaries at a certain level. In accordance with the requirements of the CARES Act and the PPP, the Company believes it has used the proceeds from the SBA Loans for qualifying expenses.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2021. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at February 28, 2021). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2021, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2021.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK COMPENSATION PLANS

In FY 2021, stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (as amended and restated, the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards.

The following table summarizes stock awards under the 2007 Plan as of February 28, 2021:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendments:	600,000
Available for award:	985,340
Cancelled/forfeited:	201,815
Shares awarded as unrestricted shares, stock options or restricted stock units:	(866,487)

Shares available for award:	320,668

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 28, 2021, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2021	2020	2019
Outstanding non-vested restricted stock units at beginning of year:	265,555	25,002	77,594
Granted	-	280,000	-
Vested	(54,761)	(38,835)	(49,058)
Cancelled/forfeited	(1,344)	(612)	(3,534)
Outstanding non-vested restricted stock units as of February 28:	209,450	265,555	25,002

Weighted average grant date fair value	$9.40	$9.39	$12.05
Weighted average remaining vesting period (in years)	3.68	4.56	0.38

The Company has no outstanding stock options as of February 28, 2021, February 29, 2020, or February 28, 2019.

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

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2021	2020	2019
Minimum rentals	$428,421	$733,190	$1,030,536
Less sublease rentals	(113,515)	(318,000)	(572,000)
Contingent rentals	27,803	21,600	22,800
	$342,708	$436,790	$481,336

The Company also leases trucking equipment and warehouse space in support of its manufacturing operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2021	2020	2019
340,731	342,297	325,229

ASU 2016-02 allows, as a practical expedient, the retention of the classification of existing leases as operating or financing. All of the Company’s leases are classified as operating leases and that classification has been retained upon adoption. The Company does not believe the utilization of this practical expedient has a material impact on lease classifications.

The amount of the ‘Right of Use Asset’ and ‘Lease Liability’ recorded in the Consolidated Balance Sheets upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the ‘Right of Use Asset’ and ‘Lease Liability’ include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the ‘Right of Use Asset’ and ‘Lease Liability’ except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the ‘Right of Use Asset’ and ‘Lease Liability,’ the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of February 28, 2021. The total estimated future minimum lease payments is $2.2 million.

As of February 28, 2021, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 22	$694,755
FYE 23	437,445
FYE 24	315,962
FYE 25	164,223
FYE 26	63,727
Thereafter	489,090
Total	$2,165,202

Less: Imputed interest	(204,500)
Present value of lease liabilities:	$1,960,702

Weighted average lease term	6.9

The Company did not have any leases categorized as finance leases as of February 28, 2021.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2021, the Company was contracted for approximately $377,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated.  At February 28, 2021, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. As of February 28, 2021, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

NOTE 14 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

	2021	2020	2019
Current
Federal	$(398,303)	$306,000	$653,226
State	21,074	85,157	142,570
Total Current	(377,229)	391,157	795,796

Deferred
Federal	(441,734)	(19,350)	(67,410)
State	(72,951)	(3,307)	(11,524)
Total Deferred	(514,685)	(22,657)	(78,934)
Total	$(891,914)	$368,500	$716,862

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	4.6%	3.4%
Paycheck Protection Program debt forgiveness	18.0%	0.0%	0.0%
Work opportunity tax credits	0.2%	(1.1)%	(0.7)%
Equity compensation tax expense	(1.7)%	1.4%	0.0%
Other	0.1%	0.4%	0.5%
Impact of CARES act	8.2%	0.0%	0.0%
Effective tax rate	49.8%	26.3%	24.2%

During FY 2021 the Company’s effective tax rate resulted in recognition of an income tax benefit as a result of a pretax loss being recognized for the year, compared with income tax expense being recognized on pretax income during FY 2020 and FY 2019.

The components of deferred income taxes at February 28 or 29 are as follows:

	2021	2020
Deferred Tax Assets
Allowance for doubtful accounts and notes	$357,573	$157,107
Inventories	81,042	78,724
Accrued compensation	140,702	137,786
Loss provisions and deferred income	389,858	397,535
Self-insurance accrual	31,721	37,623
Amortization	396,195	299,373
Restructuring charges	98,693	98,693
Accumulated net losses	445,414	401,699
Valuation allowance	(98,693)	(98,693)
Net deferred tax assets	$1,842,505	$1,509,847

Deferred Tax Liabilities
Depreciation and amortization	(653,798)	(779,023)
Prepaid expenses	(43,943)	(100,746)
Deferred Tax Liabilities	(697,741)	(879,769)

Net deferred tax assets	$1,144,764	$630,078

The following table summarizes deferred income tax valuation allowances as of February 28 or 29:

	2021	2020
Valuation allowance at beginning of period	$98,693	$98,693
Tax expense (benefits) realized by valuation allowance	-	-
Tax benefits released from valuation allowance	-	-
Impact of tax reform	-	-
Valuation allowance at end of period	$98,693	$98,693

The effective income tax rate for the year ended February 28, 2021 increased from the years ended February 29, 2020 and February 28, 2019, primarily as a result of debt forgiveness income being realized with no associated income tax expense and the revaluation of a portion of deferred tax assets as a result of the Company realizing a taxable loss during FY 2021 that can be carried back to prior periods with a higher effective income tax rate.

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

The Company’s deferred tax assets are valued at the current federally enacted rate of 21%. The loss carryback provisions of the CARES Act will enable the Company to offset taxable income from prior years when federally enacted tax rates were higher than 21%. As a result, the Company incurred a gain associated with the revaluation of the Company’s deferred tax assets in the amount of $148,000 during FY 2021.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2020 the Consolidated Appropriations Act, 2021 (bill) inclusive of additional coronavirus aid was signed into law. Among the many provisions of the bill, expenses related to the receipt of paychecks protection program funds (“PPP) that were previously determined to be non-deductible by the Internal Revenue Service (“IRS”) may now be deducted for federal income tax purposes. As a result, the Company realized debt forgiveness income of $1.5 million during FY 2021 with no associated income taxes.

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2016. The Company’s federal income tax returns have been examined for the years ended February 28 or 29, 2017, 2016, 2015 and 2014 and the examinations did not result in any changes to the income tax returns filed for these years.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that, with the exception of the deferred tax asset related to restructuring charges, it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2021.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28 or 29, 2021 or 2020. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28 or 29, 2021 and 2020.

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

The Company estimates that the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1,811,000 with a resulting deferred tax asset of approximately $445,000. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2021, 2020 and 2019, the Company’s contribution was approximately $62,000, $61,000, and $70,000, respectively, to the plan.

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

FY 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,549,055	$18,316,165	$896,793	$1,717,524	$-	$24,479,537
Intersegment revenues	(3,668)	(995,164)	-	-	-	(998,832)
Revenue from external customers	3,545,387	17,321,001	896,793	1,717,524	-	23,480,705
Segment profit (loss)	846,039	1,422,491	(309,799)	(636,474)	(3,113,948)	(1,791,691)
Total assets	1,338,990	9,330,194	634,124	4,907,029	8,740,815	24,951,152
Capital expenditures	150	103,003	4,505	4,975	41,859	154,492
Total depreciation & amortization	$42,579	$642,806	$14,150	$557,735	$78,912	$1,336,182

FY 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,535,564	$22,570,723	$1,104,171	$3,698,463	$-	$32,908,921
Intersegment revenues	(4,932)	(1,054,193)	-	-	-	(1,059,125)
Revenue from external customers	5,530,632	21,516,530	1,104,171	3,698,463	-	31,849,796
Segment profit (loss)	2,530,449	4,009,282	42,433	485,185	(5,665,017)	1,402,332
Total assets	1,221,975	11,796,822	1,006,320	6,026,394	7,765,877	27,817,388
Capital expenditures	24,422	840,459	28,443	3,997	86,620	983,941
Total depreciation & amortization	$44,166	$615,162	$12,983	$726,615	$93,899	$1,492,825

FY 2019	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,361,528	$25,324,024	$1,272,009	$3,737,606	$-	$35,695,167
Intersegment revenues	(5,236)	(1,144,484)	-	-	-	(1,149,720)
Revenue from external customers	5,356,292	24,179,540	1,272,009	3,737,606	-	34,545,447
Segment profit (loss)	2,288,871	4,310,722	(52,009)	(32,391)	(3,559,532)	2,955,661
Total assets	1,182,355	12,267,458	1,001,419	5,264,989	6,505,920	26,222,141
Capital expenditures	3,548	526,402	9,617	16,512	57,707	613,786
Total depreciation & amortization	$46,369	$573,846	$32,762	$952,178	$104,644	$1,709,799

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28 or 29, 2021 and 2020:

Fiscal Quarter
2021	First	Second	Third	Fourth	Total
Total revenue	$2,702,437	$5,327,402	$7,228,867	$8,221,999	$23,480,705
Gross margin	(561,005)	940,589	1,413,765	1,267,473	3,060,822
Net (loss) income	(3,667,397)	76,132	523,695	2,167,793	(899,777)
Basic earnings per share	(0.61)	0.01	0.09	0.36	(0.15)
Diluted earnings per share	$(0.61)	$0.01	$0.08	$0.35	(0.15)

Fiscal Quarter
2020	First	Second	Third	Fourth	Total
Total revenue	$8,425,999	$7,385,270	$7,913,252	$8,125,275	$31,849,796
Gross margin	1,845,867	1,645,605	1,534,424	1,478,176	6,504,072
Net (loss) income	711,609	918,088	(71,637)	(524,228)	1,033,832
Basic earnings per share	0.12	0.15	(0.01)	(0.09)	0.17
Diluted earnings per share	$0.11	$0.15	$(0.01)	$(0.08)	$0.17

NOTE 18 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures at February 28 or 29, 2021, 2020 and 2019 were comprised of the following:

	2021	2020	2019
Loss on distribution of assets	$57,100	$15,400	$81,981
Lease settlement costs	-	-	145,000

Total	$57,100	$15,400	$226,981

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

Management, under the supervision and with the participation of the CEO and CFO, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 28, 2021, of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2021.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the CEO and CFO, has evaluated the effectiveness, as of February 28, 2021, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2021.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2021.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plan, as of February 28, 2021, which consists solely of the Company’s 2007 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
Equity compensation plans approved by security holders	209,450	n/a	320,668
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	209,450	n/a	320,668

__________________________

(1)

Awards outstanding under the 2007 Equity Incentive Plan as of February 28, 2021 consist of 209,450 unvested restricted stock units. The Company had no outstanding stock options as of February 28, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2021.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements

2.	Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2021
Valuation Allowance for Accounts and Notes Receivable	638,907	1,257,010	441,777	1,454,140

Year Ended February 29, 2020
Valuation Allowance for Accounts and Notes Receivable	489,502	197,830	48,425	638,907

Year Ended February 28, 2019
Valuation Allowance for Accounts and Notes Receivable	505,972	143,214	159,684	489,502

3. Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.3	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019 (File No. 001-36865)

4.1	Description of Securities	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

4.2	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015 (File No. 001-36865)

4.3	Amendment to Rights Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Computershare Trust Company, N.A., as rights agent.	Exhibit 4.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

4.4†	Common Stock Purchase Warrant, dated as of December 20, 2019, issued to Edible Arrangements, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated).	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

Exhibit Number	Description	Incorporated by Reference to
10.7	Revolving Line of Credit Note, dated September 30, 2019, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-36865)

10.8*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.9**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.10**	Retirement Separation and General Release Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Franklin E. Crail.	Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.11	Cooperation Agreement, dated December 3, 2019, between AB Value Management LLC and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed December 5, 2019 (File No. 001-36865)

10.12†	Exclusive Supplier Operating Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.13†	Strategic Alliance Agreement, dated as of December 20, 2019, by and among Rocky Mountain Chocolate Factory, Inc., Farids & Co. LLC and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.14	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.15	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.16	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.17	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

Exhibit Number	Description	Incorporated by Reference to
31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 1, 2021	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief
Financial Officer, Treasurer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 1, 2021	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief
Financial Officer, Treasurer and
Director
(Principal Executive, Financial and
Accounting Officer)

Date: June 1, 2021	/s/ Brett P. Seabert
BRETT P. SEABERT, Director

Date: June 1, 2021	/s/ Scott G. Capdevielle
SCOTT G. CAPDEVIELLE, Director

Date: June 1, 2021	/s/ Franklin E. Crail
FRANKLIN E. CRAIL, Director

Date: June 1, 2021	/s/ Andrew T. Berger
ANDREW T. BERGER, Director

Date: June 1, 2021	/s/ Mary K. Thompson
MARY K. THOMPSON, Director