Form 10-K/A
period 2021-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2021-06-28
CIK 1616262

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

As of June 25, 2021, there were 6,124,288 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on June 1, 2021 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K/A

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors currently consists of seven members. Information concerning our executive officers and members of our Board of Directors as of June 28, 2021 is set forth below. There are no family relationships between any of our directors and executive officers.

Name	Title/Position	Age
Bryan J. Merryman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Treasurer	60
Franklin E. Crail	Director	79
Scott G. Capdevielle	Director	56
Rahul Mewawalla	Director	42
Brett P. Seabert	Director	60
Andrew T. Berger	Director	48
Mary K. Thompson	Director	58
Gregory L. Pope	Senior Vice President - Franchise Development	55
Edward L. Dudley	Senior Vice President - Sales and Marketing	57
Donna L. Coupe	Vice President - Franchise Support and Training	56
Ryan R. McGrath	Vice President - Information Technology	47

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

Rahul Mewawalla. Mr. Mewawalla has served on our Board of Directors since June 2021. Mr. Mewawalla is a digital, technology, product and business leader. He has extensive strategic and operational leadership experience with digital, technology, internet, software, telecommunications, financial services and media companies. He served as Chief Executive Officer/President of Xpanse, Inc. and concurrently as Executive Vice President, Platforms and Technology Businesses and Chief Digital Officer at Freedom Mortgage Corporation from 2020 to 2021. He served as Chief Executive Officer and President of Zenplace, Inc. from 2014 to 2020. He previously held various leadership roles at Nokia Corporation, NBCUniversal Media / General Electric Company and Yahoo! Inc. between 2005 and 2012. Mr. Mewawalla has also served as a board member, investor and advisor to various private companies and non-profit organizations. In addition, Mr. Mewawalla has served as a Senior Advisor to San Francisco Mayor’s Office on Innovation and as Advisor to Stanford University's Persuasive Technology Lab. He holds a BBS from the University of Delhi and an MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Mewawalla’s robust digital, technology, ecommerce, product, strategic and operational expertise, as well as his executive leadership experience, qualify him to serve as a director of the Company.

Brett P. Seabert. Mr. Seabert has served on our Board of Directors since April 2017. Mr. Seabert, a Certified Public Accountant (“CPA”), has 29 years of experience in business management, operations, finance and administration. Mr. Seabert currently serves in various capacities, including as a director or executive officer of various companies, including Tanamera Construction, LLC, a high-end real estate development and construction company (since April 2007), TD Construction, LLC, a construction company (since September 2009), Caughlin Club Management Partners, LLC, a health and tennis club and preschool owner and operator (since July 2008), and B&L Investments, Inc., a management and holding company (since March 2003). From 2001 to 2008, Mr. Seabert served as Chief Financial and Operating Officer of Tanamera Commercial Development, LLC. Between 1989 and 2001, Mr. Seabert served in various positions at CMS International, an owner and management company operating several casinos, most recently as Executive Vice President and Chief Financial Officer, including oversight of internal audit, risk management and human resource functions. Mr. Seabert has been primarily engaged in commercial and residential real estate development and construction for the past 19 years. From 1984 to 1989, Mr. Seabert was a practicing CPA with Deloitte & Touche LLP. Mr. Seabert’s extensive management, accounting and financial experience brings operational, investment, and strategic value and insights to the Board of Directors.

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

The Board of Directors has determined that Brett P. Seabert is an “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and thus possesses “financial sophistication” as that term is used in applicable Nasdaq listing standards.

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

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Bryan J. Merryman	2021	$355,000	$-0-	$4,275	$359,275
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board	2020	$355,000	$1,082,850	$4,200	$1,442,050
Edward L. Dudley	2021	$225,000	$-0-	$3,375	$228,375
Senior Vice President – Sales and Marketing	2020	$225,000	$236,250	$3,375	$464,625
Gregory L. Pope	2021	$225,000	$-0-	$1,688	$226,688
Senior Vice President – Franchise Development	2020	$225,000	$236,250	$1,688	$463,188

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

Narrative Discussion of Summary Compensation Table

Salary, Bonus and Stock Awards. Base salary and cash bonuses for our named executive officers are reviewed on an annual basis by the Compensation Committee in conjunction with performance and upon the recommendations of our Chief Executive Officer. Our Chief Executive Officer is not present during voting or deliberation on his own compensation. Base salary adjustments and cash bonuses are awarded on a discretionary basis based on the Company’s overall performance and a subjective review of each named executive officer’s performance. For fiscal year 2021 in light of the Company’s performance including the impact of the COVID-19 pandemic on the operations and financial results of the Company, and in the interest of the Company and our stockholders, our Chief Executive Officer did not recommend that the Compensation Committee award base salary adjustments or cash bonuses for the named executive officers for fiscal year 2021. The Compensation Committee did not award any salary adjustments or bonus payments in fiscal year 2021.

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

Outstanding Equity Awards at Fiscal Year‑End Table

The following table provides information regarding the number and estimated value of unvested stock awards held by each of the Company’s named executive officers at 2021 fiscal year-end. There were no outstanding stock options for any of our named executive officers at the end of fiscal year 2021.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Bryan J. Merryman	3/1/2019	83,333	(1)	$440,832
Edward L. Dudley	3/1/2019	20,833	(1)	$110,207
Gregory L. Pope	3/1/2019	20,833	(1)	$110,207

(1)	Represents restricted stock units (“RSUs”) that vest in six equal annual installments beginning on the first anniversary of the grant date.

(2)	Based on a price of $5.29 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 26, 2021, the last trading day of fiscal year 2021.

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

Assuming the applicable triggering event took place on February 28, 2021, the named executive officers would have been eligible for payments set forth in the following table. These payments are estimates. If a specific triggering event had actually occurred, the named executive officer would only receive the payments that applied to that specific triggering event. These payments would come from us if the triggering event occurred before a change in control and from the successor company if after a change in control. As of February 28, 2021, no outstanding stock option awards for our named executive officers were outstanding.

Name	Change in Control Severance Payment ($)(1)	Payment for Continuing Insurance Coverage ($)	RSU Acceleration(2)	Total
Bryan J. Merryman	$1,326,813	$18,000	$440,832	$1,785,645
Edward L. Dudley	$840,938	$18,000	$110,207	$969,145
Gregory L. Pope	-	-	$110,207	$110,207

(1)	These amounts are based on 2.99 times 125% of each executive’s base salary in place during fiscal year 2021.

(2)	Based on a price of $5.29 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 26, 2021, the last trading day of fiscal year 2021.

Director Compensation

Non-employee directors are generally compensated with a combination of cash retainers for serving on committees of the Board of Directors and annual equity grants. Our director compensation policy for fiscal year 2021 provided for the following compensation to our non-employee directors:

Cash Retainer. Non-employee directors receive cash retainers for their service on the committees of the Board of Directors and on the Board of Directors. Each non-employee director is paid $3,125 quarterly. Members of our Compensation Committee are paid $750 quarterly, with the chairman of the Compensation Committee being paid $1,500 quarterly. Audit Committee members are paid $500 quarterly, with the chairman of the Audit Committee being paid $1,500 quarterly. Additionally, Audit Committee members receive $250 for each meeting held by phone and $500 for each meeting held in person. Also, an Audit Committee member attending all of the Audit Committee meetings for any fiscal year receives a $1,000 bonus for that year. Directors may elect to receive stock in lieu of cash compensation. In fiscal year 2021, no directors elected to receive a portion of their cash compensation in the form of equity.

Equity Awards. Non-employee directors generally receive annual equity awards under our 2007 Equity Incentive Plan at the discretion of the Compensation Committee. Each non-employee director is typically granted 2,000 shares of common stock and an additional 500 shares of common stock are granted to the chairman of each of the Audit Committee and the Compensation Committee. However, no equity awards were granted to our non-employee directors in fiscal year 2021 due to a limited number of shares being available for issuance under our 2007 Equity Incentive Plan. Any cash payment in lieu of an equity award is paid in an amount equal to the potential grant date fair value of the equity award.

The following table summarizes the total compensation paid to each of our non-employee directors who served during fiscal year 2021. Mr. Merryman, our current President, Chief Executive Officer, Chief Financial Officer and Treasurer, does not receive any compensation for his service as a director. See “Executive Compensation” above for information regarding the compensation for Mr. Merryman.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Franklin E. Crail	$30,350	-0-	$30,350
Brett P. Seabert	$42,000	-0-	$42,000
Scott G. Capdevielle	$41,000	-0-	$41,000
Andrew T. Berger	$31,100	-0-	$31,100
Mary K. Thompson	$31,100	-0-	$31,100
Tariq Farid(1)	$9,375	-0-	$9,375

(1)	Mr. Farid served as a director until his resignation in January 2021. The payments above represent payments for his service from the start of fiscal year 2021 until his resignation.

(2)

Represents the grant date fair value for stock awards granted during fiscal year 2021 computed in accordance with the requirements of FASB ASC Topic 718. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 10, 2021, with respect to the shares of our common stock beneficially owned (i) by each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) by each director, (iii) each named executive officer set forth in the Summary Compensation Table above and (iv) by all of our directors and executive officers as a group. As of June 25, 2021, 6,124,288 shares of our common stock were outstanding.

The number of shares beneficially owned includes shares of our common stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 10, 2021 through the exercise of options, vesting of RSUs, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the exercise of options, vesting of RSUs or through conversion of another security within 60 days of June 10, 2021 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as noted, each beneficial owner has sole investment and voting power with respect to our common stock.

Unless otherwise indicated, the address for each director and named executive officer listed below is c/o Rocky Mountain Chocolate Factory, Inc., 265 Turner Drive, Durango, Colorado 81303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
FMR LLC	504,970	(1)	8.25%
Renaissance Technologies LLC	486,617	(2)	7.95%
AB Value Management LLC	460,189	(3)	7.52%
Global Value Investment Corp. and affiliates	307,872	(4)	5.03%

Directors and Named Executive Officers:
Franklin E. Crail	457,588		7.47%
Brett P. Seabert	4,131		*
Scott G. Capdevielle	15,665		*
Andrew T. Berger	460,189	(5)	7.52%
Mary K. Thompson	2,000		*
Rahul Mewawalla	2,000		*
Bryan J. Merryman	84,793		1.38%
Edward L. Dudley	45,396		*
Gregory L. Pope	69,102		1.13%
All executive officers and directors as a group (10 persons) (6)	1,162,219		18.98%

* Less than 1%

(1)	Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 8, 2021. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(2)

Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 11, 2021. The shares are beneficially owned by Renaissance Technologies LLC and its affiliate, Renaissance Technologies Holdings Corporation. The address of Renaissance Technologies LLC and its affiliates is 800 Third Avenue, New York, New York 10022.

(3)	The address of AB Value Management LLC is 200 Sheffield Street, Suite 311, Mountainside, New Jersey 07092.

(4)	Based solely on the information contained in a filing on Schedule 13D/A filed with the SEC on June 17, 2021.

(5)	Mr. Berger, as managing member of AB Value Management LLC, may be deemed to beneficially own the 460,189 shares of common stock beneficially owned by AB Value Management LLC. See Footnote 2.

(6)	Includes approximately 97,900 shares held within the Rocky Mountain Chocolate Factory, Inc. 401(K) Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

We had no transactions with related persons during fiscal year 2021 which are required to be disclosed pursuant to SEC rules.

The following is a description of transactions entered into, or in effect, after March 1, 2019 to which we have been a party, in which the amount involved in the transaction that exceeds the lesser of $120,000 or 1% of our total assets at fiscal year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

Strategic Alliance with Edible Arrangements

On December 23, 2019, the Company announced that it had entered into the Strategic Alliance with Edible Arrangements, pursuant to which, among other things, the Company will become the exclusive provider of certain branded chocolate products to Edible Arrangements, its affiliates and its franchisees. In connection with the Strategic Alliance, the Company entered into a strategic alliance agreement, an exclusive supplier operating agreement and a warrant agreement with Edible Arrangements and Farids & Co. LLC (“Farids”), as described further below. Our former director, Tariq Farid, is the founder of each of Edible Arrangements and Farids, and is also the current Chief Executive Officer of Edible Arrangements.

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

Under the Strategic Alliance Agreement, the Company agreed to nominate Tariq Farid for election to the Board of Directors of the Company at the Prior Meeting (as defined below). In addition, only at such time that Edible Arrangements owns more than 5% of the outstanding common stock of the Company, Edible Arrangements will have the right to nominate Tariq Farid, or in the event of Mr. Farid’s death or permanent disability, another individual that is reasonably acceptable to the Company, as a director of the Company (the “Springing Nomination Right”). The Springing Nomination Right will terminate at such time that Edible Arrangements owns less than 5% of the outstanding common stock of the Company and if EA does not achieve certain revenue thresholds.

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

Policies and Procedures for Approving Transactions with Related Persons

The independent members of the Board have the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as descried above, there were no related person transactions in fiscal years 2020 or 2021.

Director Independence

Nasdaq listing rules require that a majority of the Board of Directors must be comprised of independent directors. The Board of Directors has determined that Brett P. Seabert, Scott G. Capdevielle, Andrew T. Berger, Rahul Mewawalla and Mary K. Thompson is each an independent director. Mr. Merryman is not independent due to his service as a current executive officer of the Company, and Mr. Crail is not independent due to his service as a former executive officer of the Company. The Board of Directors makes a determination regarding the independence of each director annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board of Directors has made a determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Fees billed by Plante & Moran PLLC (“Plante Moran”) in fiscal years 2020 and 2021 were as follows::

	2021	2020
Audit fees	$161,300	$132,178
Audit-related fees(1)	$16,500	$15,750
Tax fees(2)	$49,475	$41,600
All other fees	—	—
Total	$227,275	$189,528

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

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. Such policy requires that all audit and permissible non-audit services to be provided by the independent auditor must be submitted to the Audit Committee for approval at a meeting of the Audit Committee or by unanimous written consent of the Audit Committee in lieu of a meeting. The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the principal accountant's independence, and pre-approved all such services and fees in fiscal years 2020 and 2021.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, Par Value $0.001 Per Share, of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.2 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.3	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019 (File No. 001-36865)

4.1	Description of Securities	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

4.2	Rights Agreement, dated March 1, 2015, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Rights Agent	Exhibit 4.1 to the Registration Statement on Form 8-A filed on March 2, 2015 (File No. 001-36865)

4.3	Amendment to Rights Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Computershare Trust Company, N.A., as rights agent.	Exhibit 4.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

4.4†	Common Stock Purchase Warrant, dated as of December 20, 2019, issued to Edible Arrangements, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated).	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated September 30, 2019, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended August 31, 2019 (File No. 001-36865)

Exhibit Number	Description	Incorporated by Reference to
10.8*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.9**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.10**	Retirement Separation and General Release Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Franklin E. Crail.	Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.11	Cooperation Agreement, dated December 3, 2019, between AB Value Management LLC and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed December 5, 2019 (File No. 001-36865)

10.12†	Exclusive Supplier Operating Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.13†	Strategic Alliance Agreement, dated as of December 20, 2019, by and among Rocky Mountain Chocolate Factory, Inc., Farids & Co. LLC and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.14	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.15	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.16	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.17	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Registered Public Accounting Firm	***

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	***

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	***

101.INS	XBRL Instance Document	***

Exhibit Number	Description	Incorporated by Reference to
101.SCH	XBRL Taxonomy Extension Schema Document	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

†	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on June 1, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 28 2021	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Executive Officer, Chief Financial Officer
and Chairman of the Board of Directors