Form 10-Q
period 2021-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2021-07-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

On June 25, 2021, the registrant had outstanding 6,124,288 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,
	2021	2020
Revenues
Sales	$5,830,198	$2,322,211
Franchise and royalty fees	1,763,513	380,226
Total Revenue	7,593,711	2,702,437

Costs and Expenses
Cost of sales	4,546,597	2,883,216
Franchise costs	551,650	421,245
Sales and marketing	412,657	474,090
General and administrative	844,821	3,179,475
Retail operating	444,067	319,211
Depreciation and amortization, exclusive of depreciation and amortization expense of $151,899, $157,510, respectively, included in cost of sales	148,015	185,605
Costs associated with Company-owned store closures	-	68,558
Total costs and expenses	6,947,807	7,531,400

Income (Loss) from Operations	645,904	(4,828,963)

Other Income (Expense)
Interest Expense	-	(23,562)
Interest Income	4,571	5,800
Gain on insurance recovery	167,123	-
Other income (expense), net	171,694	(17,762)

Income (Loss) Before Income Taxes	817,598	(4,846,725)

Income Tax Provision (Benefit)	237,793	(1,179,328)

Consolidated Net Income (Loss)	$579,805	$(3,667,397)

Basic Earnings (Loss) per Common Share	$0.09	$(0.61)
Diluted Earnings (Loss) per Common Share	$0.09	$(0.61)

Weighted Average Common Shares
Outstanding - Basic	6,118,433	6,058,851
Dilutive Effect of Employee
Stock Awards	171,277	-
Weighted Average Common Shares
Outstanding - Diluted	6,289,710	6,058,851

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2021	2021
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$5,789,625	$5,633,279
Accounts receivable, less allowance for doubtful accounts of $1,401,294 and $1,341,853, respectively	2,122,378	2,007,502
Notes receivable, current portion, less current portion of the valuation allowance of $32,586 and $32,571, respectively	76,137	84,819
Refundable income taxes	518,553	774,527
Inventories	4,399,030	4,062,885
Other	361,722	213,811
Total current assets	13,267,445	12,776,823

Property and Equipment, Net	5,593,453	5,152,015

Other Assets
Notes receivable, less current portion and valuation allowance of $79,701 and $79,716, respectively	29,573	42,525
Goodwill, net	729,701	729,701
Franchise rights, net	2,409,341	2,519,764
Intangible assets, net	385,030	395,946
Deferred income taxes	1,121,688	1,144,764
Lease right of use asset	2,214,248	1,925,591
Other	52,148	264,023
Total other assets	6,941,729	7,022,314

Total Assets	$25,802,627	$24,951,152

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,152,572	$1,297,211
Accrued salaries and wages	653,697	735,241
Gift card liabilities	553,373	617,438
Other accrued expenses	388,416	253,345
Contract liabilities	195,442	194,737
Lease liability	673,899	682,348
Total current liabilities	3,617,399	3,780,320

Lease Liability, Less Current Portion	1,576,839	1,278,354
Contract Liabilities, Less Current Portion	914,858	924,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, 50,000 authorized; -0- shares issued and outstanding	-	-
Undesignated series, 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,118,995 shares and 6,074,293 shares issued and outstanding, respectively	6,119	6,074
Additional paid-in capital	8,117,824	7,971,712
Retained earnings	11,569,588	10,989,783

Total stockholders' equity	19,693,531	18,967,569

Total Liabilities and Stockholders' Equity	$25,802,627	$24,951,152

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	May 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$579,805	$(3,667,397)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,914	343,115
Provision for obsolete inventory	33,285	18,285
Provision for loss on accounts and notes receivable	-	1,468,815
Asset impairment and store closure losses	-	544,060
Loss (gain) on sale or disposal of property and equipment	(164,286)	4,956
Expense recorded for stock compensation	146,157	143,718
Deferred income taxes	23,076	(1,179,329)
Changes in operating assets and liabilities:
Accounts receivable	(114,876)	476,533
Refundable income taxes	255,974	340
Inventories	(386,868)	(452,217)
Contract Liabilities	(6,213)	(27,515)
Other current assets	(147,911)	12,393
Accounts payable	(123,087)	680,748
Accrued liabilities	(9,159)	35,453
Net cash (used in) provided by operating activities	385,811	(1,598,042)

Cash Flows from Investing Activities
Proceeds received on notes receivable	21,634	17,825
Purchase of intangible assets	-	(41,464)
Proceeds from insurance recovery	206,336	-
Purchases of property and equipment	(457,435)	(22,488)
Net cash used in investing activities	(229,465)	(46,127)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	1,537,200
Proceeds from the line of credit	-	3,448,165
Dividends paid	-	(722,344)
Net cash provided by (used in) financing activities	-	4,263,021

Net Increase in Cash and Cash Equivalents	156,346	2,618,852

Cash and Cash Equivalents, Beginning of Period	5,633,279	4,822,071

Cash and Cash Equivalents, End of Period	$5,789,625	$7,440,923

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended
	May 31,
	2021	2020
Common Stock
Balance at February 28 or 29:	$6,074	$6,020
Issuance of common stock	7	-
Equity compensation, restricted stock units	38	41
Balance at May 31:	6,119	6,061

Additional Paid-in Capital
Balance at February 28 or 29:	7,971,712	7,459,931
Issuance of common stock	34,643	-
Equity compensation, restricted stock units	111,469	143,677
Balance at May 31:	8,117,824	7,603,608

Retained Earnings
Balance at February 28 or 29:	10,989,783	11,889,560
Consolidated net income (loss)	579,805	(3,667,397)
Balance at May 31:	11,569,588	8,222,163

Total Stockholders' Equity	$19,693,531	$15,831,832

Common Shares
Balance at February 28 or 29:	6,074,293	6,019,532
Issuance of common stock	7,000	-
Equity compensation, restricted stock units	37,702	41,131
Balance at May 31:	6,118,995	6,060,663

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

In FY 2020 and early FY 2021 we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During the three months ended May 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2021:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	4	158	162
International license stores	1	5	6
Cold Stone Creamery - co-branded	5	95	100
U-Swirl (Including all associated brands)			-
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	63	63
Franchise stores - Domestic - co-branded	1	6	7
International license stores	-	1	1
Total	11	333	344

During FY 2021 the Company initiated formal legal proceedings against Immaculate Confections ("IC"), the operator of RMCF locations in Canada. In its complaint, the Company is alleging, among other things, that IC has utilized the Company’s trademarks and other intellectual property without authority to do so and that IC has been unjustly enriched by their use of the Company’s trademarks and intellectual property.

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC has expired. As a result of this judgement, the Company has removed locations operated by IC from the store information above and contained herein.  During the three months ended May 31, 2020 and 2021 the Company did not recognize any revenue from locations operated by IC in Canada.  As of February 28, 2021 IC operated 48 locations in Canada. The Company intends to continue to pursue its claims and is expecting to proceed to a trial scheduled for August 2021.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2021. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

COVID-19 Update

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three months ended May 31, 2021 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. During the year ended February 28, 2021 nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. As of February 28, 2021, approximately 53 stores had not re-opened and the future of these locations is uncertain. That is a closure rate significantly higher than historical levels. By May 31, 2021, many stores have met or exceeded pre-COVID-19 sales levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

In addition, as previously announced on May 11, 2020, the Board of Directors decided to suspend the Company’s first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment impacted by the COVID-19 pandemic. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and our stockholders.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted this ASU effective March 1, 2021 (the first quarter of our 2022 fiscal year). The adoption of the ASU did not have a material impact on our consolidated financial statements.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
Cash paid (received) for:	2021	2020
Interest	$-	$13,362
Income taxes	(49,952)	(340)
Non-cash Operating Activities
Accrued Inventory	130,816	158,834

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customer in accordance with ASC 606, which provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This new standard does not impact the Company's recognition of revenue from sales of confectionery items to the Company’s franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not change the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percentage of sales and recognized at the time the sales occur. The standard does change the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract the Company is obligated to many performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

Initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

The following table summarizes contract liabilities as of May 31, 2021 and May 31, 2020:

	Three Months Ended
	May 31:
	2021	2020
Contract liabilities at the beginning of the year:	$1,119,646	$1,155,809
Revenue recognized	(56,213)	(55,016)
Contract fees received	50,000	27,500
Amortized gain on the financed sale of equipment	(3,133)	(1,043)
Contract liabilities at the end of the period:	$1,110,300	$1,127,250

On May 31, 2021, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 22	$147,079
FYE 23	187,974
FYE 24	155,606
FYE 25	140,530
FYE 26	128,239
Thereafter	350,872
Total	$1,110,300

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

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended May 31, 2021

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$41,245	$-	$-	$14,968	$56,213

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,040,723	-	-	5,040,723
Retail sales	-	-	282,978	506,497	789,475
Royalty and marketing fees	1,392,482	-	-	314,818	1,707,300
Total	$1,433,727	$5,040,723	$282,978	$836,283	$7,593,711

Three Months Ended May 31, 2020

Revenues recognized over time under ASC 606:

	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$41,702	$-	$-	$13,314	$55,016

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	2,134,615	-	-	2,134,615
Retail sales	-	-	59,981	127,615	187,596
Royalty and marketing fees	212,092	-	-	113,118	325,210
Total	$253,794	$2,134,615	$59,981	$254,047	$2,702,437

NOTE 5 – INVENTORIES

Inventories consist of the following inventory at May 31, 2021 and February 28, 2021:

	May 31, 2021	February 28, 2021
Ingredients and supplies	$2,541,283	$2,464,123
Finished candy	2,168,502	1,888,818
U-Swirl food and packaging	47,129	39,518
Reserve for slow moving inventory	(357,884)	(329,574)
Total inventories	$4,399,030	$4,062,885

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2021 and February 28, 2021 consisted of the following:

	May 31, 2021	February 28, 2021
Land	$513,618	$513,618
Building	5,167,023	4,827,807
Machinery and equipment	10,241,098	10,129,508
Furniture and fixtures	797,698	797,303
Leasehold improvements	985,407	985,407
Transportation equipment	516,278	429,789
	18,221,122	17,683,432

Less accumulated depreciation	(12,627,669)	(12,531,417)
Property and equipment, net	$5,593,453	$5,152,015

Depreciation expense related to property and equipment totaled $178,575 and $194,557 during the three months ended May 31, 2021 and 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2021 and February 28, 2021 consist of the following:

				May 31, 2021		February 28, 2021
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$226,230	$394,826	$221,504
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	339,905	556,339	333,715
Franchise rights		20		5,979,637	3,570,296	5,979,637	3,459,873
Total				7,482,605	4,688,234	7,482,605	4,566,895
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$515,065
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				729,701		729,701

Total Intangible Assets				$8,212,306	$4,688,234	$8,212,306	$4,566,895

Amortization expense related to intangible assets totaled $121,339 and $148,557 during the three months ended May 31, 2021 and 2020, respectively.

At May 31, 2021, annual amortization of placed in service intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 22	$362,619
FYE 23	409,393
FYE 24	346,672
FYE 25	294,427
FYE 26	251,342
Thereafter	1,129,918
Total	$2,794,371

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

The assessment of our goodwill, trademark and long lived asset fair values includes many assumptions that are subject to risk and uncertainties. The primary assumptions, which are all Level 3 inputs of the fair value hierarchy (inputs to the valuation methodology that are unobservable and significant to the fair value measurement), used in our impairment testing consist of:

●	Expected future cash flows from operation of our Company-owned units.
●	Forecasted future royalty revenue, marketing revenue and associated expenses.
●	Projected rate of royalty savings on trademarks.
●	Our cost of capital.

At May 31, 2020 costs associated with the impairment of long-lived and intangible assets consisted of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets and inventory	68,558

Total	$544,801

Certain interim tests did not indicate a need for impairment during the three months ended May 31, 2020. Franchise rights, store design, manufacturing segment goodwill and franchising goodwill tests succeeded during the interim period. We believe we have made reasonable estimates and judgements, however, further COVID-19 related impacts could cause interim testing to be performed in future periods and further impairments recorded if testing of impairment is not successful in future periods.

During the three months ended May 31, 2021 the Company did not identify any triggering events and there were no costs associated with the impairment of long-lived assets during the three months ended May 31, 2021.

NOTE 9 – NOTES PAYABLE

Paycheck Protection Program

During the year ended February 28, 2021 the Company received promissory notes pursuant to the Paycheck Protection Program (“PPP”), under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA Loans”). The Company received total proceeds of $1.5 million from SBA Loans. During the three months ended November 30, 2020, approximately $108,000 of the original loan proceeds was forgiven by the SBA and during the three months ended February 28, 2021 the remaining approximately $1.4 million of the original loan proceeds was forgiven.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of May 31, 2021. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.4% at May 31, 2021). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At May 31, 2021, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2021.

NOTE 10 - STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of common stock on March 13, 2020 to stockholders of record on February 28, 2020.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As previously announced on May 11, 2020, the Board of Directors suspended the Company’s fiscal year 21 first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and global economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. As of May 31, 2021, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

The Company recognized $146,157 of stock-based compensation expense during the three months ended May 31, 2021 compared with $143,718 during the three months ended May 31, 2020. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2021 and 2020:

	Three Months Ended
	May 31,
	2021	2020
Outstanding non-vested restricted stock units as of February 28 or 29:	209,450	265,555
Granted	-	-
Vested	(37,702)	(41,131)
Cancelled/forfeited	(900)	-
Outstanding non-vested restricted stock units as of May 31:	170,848	224,424

Weighted average grant date fair value	$9.40	$9.39
Weighted average remaining vesting period (in years)	3.41	4.33

The Company issued 7,000 unrestricted shares of stock to non-employee directors during the three months ended May 31, 2021 compared to no shares issued during the three months ended May 31, 2020. In connection with these non-employee director stock issuances, the Company recognized $34,650 and $0 of stock-based compensation expense during the three months ended May 31, 2021 and 2020, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended May 31, 2021, the Company recognized $111,507 of stock-based compensation expense related to non-vested, non-forfeited restricted stock unit grants compared to $143,718 during the three months ended May 31, 2020. The restricted stock units generally vest in equal annual installments over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2021, was $1,494,326, which is expected to be recognized over the weighted average period of 3.41 years.

The Company has no outstanding stock options as of May 31, 2021.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2021, 960,677 shares of common stock warrants and no shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended May 31, 2020, 960,677 shares of common stock warrants and 209,960 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2021 and 2020, lease expense recognized in the Consolidated Statements of Income was $209,025 and $212,063, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.2% as of May 31, 2021. The total estimated future minimum lease payments is $2.5 million.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2021, maturities of lease liabilities for our operating leases were as follows:

FYE 22	$551,974
FYE 23	536,712
FYE 24	417,930
FYE 25	268,966
FYE 26	171,324
Thereafter	521,138
Total	$2,468,044

Less: imputed interest	(217,306)
Present value of lease liabilities:	$2,250,738

Weighted average lease term	6.6

During the three months ended May 31, 2021 the Company entered into lease amendments to extend the terms of leases for certain Company-owned locations. These lease amendments resulted in the Company recognizing a present value of future lease liability of $475,908 based upon a total lease liability of $504,946.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2021, the Company was contracted for approximately $234,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

NOTE 14 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2021. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended May 31, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,435,366	$5,285,106	$282,978	$836,283	$-	$7,839,733
Intersegment revenues	(1,639)	(244,383)	-	-	-	(246,022)
Revenue from external customers	1,433,727	5,040,723	282,978	836,283	-	7,593,711
Segment profit (loss)	644,866	668,024	18,265	145,542	(659,099)	817,598
Total assets	1,430,823	10,075,833	638,670	5,379,850	8,277,451	25,802,627
Capital expenditures	1,182	432,411	1,068	1,399	21,375	457,435
Total depreciation & amortization	$9,498	$153,620	$1,401	$116,730	$18,665	$299,914

Three Months Ended May 31, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$254,477	$2,293,093	$59,981	$254,047	$-	$2,861,598
Intersegment revenues	(683)	(158,478)	-	-	-	(159,161)
Revenue from external customers	253,794	2,134,615	59,981	254,047	-	2,702,437
Segment profit (loss)	(451,319)	(783,469)	(477,825)	(457,718)	(2,676,394)	(4,846,725)
Total assets	1,090,475	10,430,680	604,386	5,565,436	11,417,149	29,108,126
Capital expenditures	-	13,854	-	1,712	6,922	22,488
Total depreciation & amortization	$10,138	$161,830	$3,403	$146,949	$20,795	$343,115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus (COVID-19) on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales through the agreements with Edible, the outcome of the legal proceedings initiated against Immaculate Confections, the operator of RMCF locations in Canada, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2021. Additional factors that might cause such differences include, but are not limited to: the length and severity of the current COVID-19 pandemic and its effect on among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2021, there were two Company-owned, 95 licensee-owned and 163 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, the republic of Panama, and the Philippines. As of May 31, 2021, U-Swirl operated three Company-owned cafés and 70 franchised cafés located in 22 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During the three months ended May 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the three months ended May 31, 2021 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. During the year ended February 28, 2021, nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic began to re-open. As of February 28, 2021, approximately 53 stores had not re-opened and the future of these locations is uncertain. That is a closure rate significantly higher than historical levels. By May 31, 2021, many stores have met or exceeded pre-COVID-19 sales levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

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

Results of Operations

Three Months Ended May 31, 2021 Compared to the Three Months Ended May 31, 2020

Results Summary

Basic earnings per share increased from a net loss of $(0.61) per share for the three months ended May 31, 2020 to $0.09 per share for the three months ended May 31, 2021. Revenues increased 181% from $2.7 million for the three months ended May 31, 2020 to $7.6 million for the three months ended May 31, 2021. Operating income increased from an operating loss of $(4.83) million for the three months ended May 31, 2020 to operating income of $646,000 for the three months ended May 31, 2021. Net income increased from a loss of $(3.67) million for the three months ended May 31, 2020 to net income of $580,000 for the three months ended May 31, 2021. The increase in revenue, operating income and net income was due primarily to the impacts from the COVID-19 pandemic during the three months ended May 31, 2020, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. During the three months ended May 31, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels.

Revenues

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2021	2020	Change	Change
Factory sales	$5,040.7	$2,134.6	$2,906.1	136.1%
Retail sales	789.5	187.6	601.9	320.8%
Franchise fees	56.2	55.0	1.2	2.2%
Royalty and marketing fees	1,707.3	325.2	1,382.1	425.0%
Total	$7,593.7	$2,702.4	$4,891.3	181.0%

Factory Sales

The increase in factory sales for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 was primarily due to a 281% increase in sales of product to our network of franchised and licensed retail stores partially offset by an 11.7% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible Arrangements LLC (“Edible”), during the three months ended May 31, 2021 were approximately $484,000, or 6.4% of the Company’s revenues, compared to $335,000, or 12.4% of the Company’s revenues during the three months ended May 31, 2020. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020, which significantly reduced traffic in our stores. During the three months ended May 31, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. During the three months ended May 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues. Same store pounds purchased by domestic franchise and licensed locations increased 11.3% during the three months ended May 31, 2021 when compared to the three months ended May 31, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

Retail Sales

Retail sales at Company-owned stores increased 321% during the three months ended May 31, 2021 compared to the three months ended May 31, 2020 as a result of all of our Company-owned stores being open during the three months ended May 31, 2021 compared to the closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores in the prior year period was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020. As of May 31, 2021 all Company-owned stores had resumed operations following COVID-19 related closure.

Royalty, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 was primarily due to the majority of our franchise locations having resumed normal operations during the three months ended May 31, 2021, due to the relaxing of restrictions related to the COVID-19 pandemic and the associated public health measures in place during the three months ended May 31, 2020 as well as the rollout of vaccines. Nearly all of our franchised locations experienced reduced operations and periods of full closure during the three months ended May 31, 2020. Same store sales at domestic franchise locations increased 14.0% during the three months ended May 31, 2021 when compared to the three months ended May 31, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

Franchise fees were approximately unchanged during the three months ended May 31, 2021 compared to the three months ended May 31, 2020.

Costs and Expenses

Cost of Sales

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Cost of sales - factory	$4,290.0	$2,790.6	$1,499.4	53.7%
Cost of sales - retail	256.6	92.6	164.0	177.1%
Franchise costs	551.7	421.2	130.5	31.0%
Sales and marketing	412.7	474.1	(61.4)	(13.0)%
General and administrative	844.8	3,179.5	(2,334.7)	(73.4)%
Retail operating	444.1	319.2	124.9	39.1%
Total	$6,799.9	$7,277.2	$(477.3)	(6.6)%

Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$750.7	$(656.0)	$1,406.7	(214.4)%
Retail gross margin	532.9	95.0	437.9	460.9%
Total	$1,283.6	$(561.0)	$1,844.6	(328.8)%

	Three Months Ended
	May 31,		%	%
	2021	2020	Change	Change
(Percent)
Factory gross margin	14.9%	-30.7%	45.6%	(148.5)%
Retail gross margin	67.5%	50.6%	16.9%	33.4%
Total	22.0%	-24.2%	46.2%	(190.9)%

Adjusted Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$750.7	$(656.0)	$1,406.7	(214.4)%
Plus: depreciation and amortization	151.9	157.5	(5.6)	(3.6)%
Factory adjusted gross margin	902.6	(498.5)	1,401.1	(281.1)%
Retail gross margin	532.9	95.0	437.9	460.9%
Total Adjusted Gross Margin	$1,435.5	$(403.5)	$1,839.0	(455.8)%

Factory adjusted gross margin	17.9%	-23.4%	41.3%	(176.5)%
Retail gross margin	67.5%	50.6%	16.9%	33.4%
Total Adjusted Gross Margin	24.6%	-17.4%	42.0%	(241.4)%

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

Cost of Sales and Gross Margin

Factory gross margins increased to 14.9% in the three months ended May 31, 2021 compared to negative gross margin of (30.7)% during the three months ended May 31, 2020, due primarily to lower production volume in the three months ended May 31, 2020 compared to the three months ended May 31, 2021. During the three months ended May 31, 2021, production volume increased 129% in response to a 136% increase in factory sales, primarily due to a resumption of normal factory operations during the three months ended May 31, 2021 compared to significantly reduced operations during the three months ended May 31, 2020. Operations during the three months ended May 31, 2020 were lower than historical levels as a result of the impacts of the COVID-19 pandemic. As a result of the decrease in production volume, factory fixed costs, including idle labor, exceeded revenue during the three months ended May 31, 2020. During the three months ended May 31, 2020 the Company incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins increased from 50.6% during the three months ended May 31, 2020 to 67.5% during the three months ended May 31, 2021. The increase in retail gross margins was primarily the result of the resumption of normal operations during the three months ended May 31, 2021 compared to the the temporary closure of all of our Company-owned stores for much of the three months ended May 31, 2020 due to the COVID-19 pandemic, and the associated impact on perishable inventory.

Franchise Costs

The increase in franchise costs in the three months ended May 31, 2021 compared to the three months ended May 31, 2020 was due primarily to an increase in professional fees, the result of litigation with our licensee in Canada. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 31.3% in the three months ended May 31, 2021 from 110.8% in the three months ended May 31, 2020. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty revenues during the three months ended May 31, 2021.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 was primarily due to a decrease in online advertising cost.

General and Administrative

The decrease in general and administrative costs for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 was due primarily to a decrease in bad debt expense, a decrease in the impairment of certain intangible assets, and lower professional fees. As a percentage of total revenues, general and administrative expenses decreased to 11.1% in the three months ended May 31, 2021 compared to 117.7% in the three months ended May 31, 2020. These costs during the three months ended May 31, 2020 were a direct result of public health measures in place due to responses to COVID-19 and the financial burden experienced by the majority of our network of franchised and licensed locations. See Note 8 to the financial statements for a summary of costs associated with the impairment of certain intangible assets during the three months ended May 31, 2020.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 was a result of the re-opening of all of our Company-owned stores so that all stores were open during the three months ended May 31, 2021 compared to the closure of all of our Company-owned stores for much of the three months ended May 31, 2020. The closure of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the three months ended May 31, 2020.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $148,000 in the three months ended May 31, 2021, a decrease of 20.3% from $186,000 incurred in the three months ended May 31, 2020. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales decreased 3.6% from $157,500 in the three months ended May 31, 2020 to $151,900 in the three months ended May 31, 2021. This decrease was the result of certain production assets becoming fully depreciated.

Other Income (Expense)

Other income was $171,700 in the three months ended May 31, 2021 compared to other expense of $17,800 during the three months ended May 31, 2020. Net interest income was $4,600 in the three months ended May 31, 2021 compared to net interest expense of $17,800 during the three months ended May 31, 2020. This change was primarily the result of the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the three months ended May 31, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paychecks Protection Program.

The Company recognized a gain on insurance recovery of $167,100 during the three months ended May 31, 2021, compared with no similar amounts recognized during the three months ended May 31, 2020.

Income Tax Expense

Our effective income tax rate was 29.1% for the three months ended May 31, 2021 and was 24.3% for the three months ended May 31, 2020. This increase was primarily the result of the impact of different values of vested restricted stock units for financial reporting purposes compared to how the same vested restricted stock units are valued for tax purposes.

Liquidity and Capital Resources

As discussed herein, during the three months ended May 31, 2020 we took several defensive measures to maximize liquidity in response to the COVID-19 pandemic, including the suspension of our cash dividend, reducing expenses, extending payment terms with vendors, reducing production volume and deferring discretionary capital expenditures. Based on these actions, we believe that cash flows from operations and our cash and cash equivalents on hand, will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity.

As of May 31, 2021, working capital was $9.7 million, compared to $9.0 million as of February 28, 2021, an increase of $700,000. The increase in working capital was primarily due to improved operating results.

Cash and cash equivalent balances increased $200,000 from $5.6 million as of February 28, 2021 to $5.8 million as of May 31, 2021, primarily due to improved operating results. Our current ratio was 3.7 to 1 at May 31, 2021 compared to 3.4 to 1 at February 28, 2021. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2021, operating activities provided cash of $385,811, primarily the result of operating results and depreciation and amortization of $299,914, partially offset by an increase of inventory of $386,868. During the three months ended May 31, 2020, operating activities used cash of $1,598,042, primarily the result of operating results, the provision for loss on accounts and notes receivable of $1,468,815, asset impairment and store closure losses of $544,060, depreciation and amortization of $343,115, an increase in accounts payable of $680,748 and expense related to stock-based compensation of $143,718.

For the three months ended May 31, 2021, investing activities used cash of $229,465, primarily due to the purchases of property and equipment of $457,435 partially offset by proceeds from insurance recovery of $206,336. In comparison, investing activities used cash of $46,127 during the three months ended May 31, 2020, primarily due to the purchase of property and equipment and intangible assets of $63,952.

There were no cash flows from financing activities during the three months ended May 31, 2021. In comparison, financing activities provided cash of $4,236,021 during the three months ended May 31, 2020, primarily as a result of the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described above. There was no amount outstanding related to our line of credit and loans under the Paycheck Protection Program as of May 31, 2021, the result of repayment and forgiveness, respectively.

Off-Balance Sheet Arrangements

Purchase obligations: As of May 31, 2021, we had purchase obligations of approximately $234,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2021. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 15, 2021	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer, Chief Financial Officer, Treasurer and Director