Form 10-Q
period 2021-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2021-10-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

On October 10, 2021, the registrant had outstanding 6,127,581 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2021	2020	2021	2020
Revenues
Sales	$5,944,027	$3,994,152	$11,774,225	$6,316,363
Franchise and royalty fees	1,982,050	1,333,250	3,745,563	1,713,476
Total Revenue	7,926,077	5,327,402	15,519,788	8,029,839

Costs and Expenses
Cost of sales	4,072,082	3,053,563	8,618,679	5,936,779
Franchise costs	737,180	451,003	1,288,830	872,248
Sales and marketing	405,935	408,919	818,592	883,009
General and administrative	1,864,304	788,543	2,709,125	3,968,018
Retail operating	440,173	329,367	884,240	648,578
Depreciation and amortization, exclusive of depreciation and amortization expense of $157,698, $158,203, $309,597 and $315,712, respectively, included in cost of sales	148,578	176,650	296,593	362,255
Costs associated with Company-owned store closures	-	-	-	68,558
Total costs and expenses	7,668,252	5,208,045	14,616,059	12,739,445

Income (Loss) from Operations	257,825	119,357	903,729	(4,709,606)

Other Income (Expense)
Interest Expense	-	(23,989)	-	(47,551)
Interest Income	2,582	5,365	7,153	11,165
Gain on insurance recovery	-	-	167,123	-
Other income (expense), net	2,582	(18,624)	174,276	(36,386)

Income (Loss) Before Income Taxes	260,407	100,733	1,078,005	(4,745,992)

Income Tax Provision (Benefit)	63,474	24,601	301,267	(1,154,727)

Consolidated Net Income (Loss)	$196,933	$76,132	$776,738	$(3,591,265)

Basic Earnings (Loss) per Common Share	$0.03	$0.01	$0.13	$(0.59)
Diluted Earnings (Loss) per Common Share	$0.03	$0.01	$0.12	$(0.59)

Weighted Average Common Shares Outstanding - Basic	6,123,861	6,066,034	6,121,147	6,062,443
Dilutive Effect of Employee Stock Awards	167,591	219,043	169,434	-
Weighted Average Common Shares Outstanding - Diluted	6,291,452	6,285,077	6,290,581	6,062,443

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2021	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,731,330	$5,633,279
Accounts receivable, less allowance for doubtful accounts of $1,470,328 and $1,341,853, respectively	2,270,062	2,007,502
Notes receivable, current portion, less current portion of the valuation allowance of $32,579 and $32,571,	67,351	84,819
Refundable income taxes	626,650	774,527

Inventories, net	5,188,433	4,062,885
Other	321,049	213,811
Total current assets	15,204,875	12,776,823

Property and Equipment, Net	5,496,526	5,152,015

Other Assets
Notes receivable, less current portion and valuation allowance of $79,708 and $79,716, respectively	14,869	42,525
Goodwill, net	729,701	729,701
Franchise rights, net	2,298,916	2,519,764
Intangible assets, net	374,582	395,946
Deferred income taxes	1,202,450	1,144,764
Lease right of use asset	2,033,525	1,925,591
Other	62,148	264,023
Total other assets	6,716,191	7,022,314

Total Assets	$27,417,592	$24,951,152

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,520,643	1,297,211
Accrued salaries and wages	754,057	735,241
Gift card liabilities	542,992	617,438
Other accrued expenses	388,843	253,345
Contract liabilities	200,876	194,737
Lease liability	615,136	682,348
Total current liabilities	5,022,547	3,780,320

Lease Liability, Less Current Portion	1,456,862	1,278,354
Contract Liabilities, Less Current Portion	924,252	924,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,124,288 shares and 6,074,293 shares issued and outstanding, respectively	6,124	6,074
Additional paid-in capital	8,241,286	7,971,712
Retained earnings	11,766,521	10,989,783

Total stockholders' equity	20,013,931	18,967,569

Total Liabilities and Stockholders' Equity	$27,417,592	$24,951,152

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2021	2020
Cash Flows From Operating Activities
Net (loss) Income	$776,738	$(3,591,265)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606,190	677,967
Provision for obsolete inventory	99,819	24,729
Provision for loss on accounts and notes receivable	-	1,468,815
Asset impairment and store closure losses	-	544,060
Loss (gain) on sale or disposal of property and equipment	(142,466)	7,823
Expense recorded for stock compensation	269,624	287,437
Deferred income taxes	(57,686)	(1,154,728)
Changes in operating assets and liabilities:
Accounts receivable	(262,560)	(141,690)
Refundable income taxes	147,877	(71)
Inventories	(1,199,304)	(1,808,397)
Other current assets	(107,238)	19,445
Accounts payable	1,201,485	580,966
Accrued liabilities	83,230	103,564
Contract liabilities	11,747	(75,135)
Net cash (used in) provided by operating activities	1,427,456	(3,056,480)

Cash Flows from Investing Activities
Proceeds received on notes receivable	45,121	44,995
Purchase of intangible assets	-	(99,047)
Proceeds from sale or distribution of assets	206,336	-
Purchases of property and equipment	(570,862)	(50,853)
Increase in other assets	(10,000)	-
Net cash used in investing activities	(329,405)	(104,905)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	1,537,200
Proceeds from the line of credit	-	3,448,165
Dividends paid	-	(722,344)
Net cash provided by (used in) financing activities	-	4,263,021

Net Increase (Decrease) in Cash and Cash Equivalents	1,098,051	1,101,636

Cash and Cash Equivalents, Beginning of Period	5,633,279	4,822,071

Cash and Cash Equivalents, End of Period	$6,731,330	$5,923,707

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of May 31, 2020	6,060,663	$6,061	$7,603,608	$8,222,163	$15,831,832
Consolidated net (loss) income				76,132	76,132
Issuance of common stock, vesting of restricted stock units and other	6,798	7	(7)		-
Equity compensation, restricted stock units			143,719		143,719
Balance as of August 31, 2020	6,067,461	$6,068	$7,747,320	$8,298,295	$16,051,683

Balance as of February 29, 2020	6,019,532	6,020	$7,459,931	$11,889,560	$19,355,511
Consolidated net (loss) income				(3,591,265)	(3,591,265)
Issuance of common stock, vesting of restricted stock units and other	47,929	48	(48)		-
Equity compensation, restricted stock units			287,437		287,437
Balance as of August 31, 2020	6,067,461	$6,068	$7,747,320	$8,298,295	$16,051,683

Balance as of May 31, 2021	6,118,995	$6,119	$8,117,824	$11,569,588	$19,693,531
Consolidated net (loss) income				196,933	196,933
Issuance of common stock, vesting of restricted stock units and other	5,293	5	(5)		-
Equity compensation, restricted stock units			123,467		123,467
Balance as of August 31, 2021	6,124,288	$6,124	$8,241,286	$11,766,521	$20,013,931

Balance as of February 28, 2021	6,074,293	6,074	$7,971,712	$10,989,783	$18,967,569
Consolidated net (loss) income				776,738	776,738
Issuance of common stock, vesting of restricted stock units and other	49,995	50	(50)		-
Equity compensation, restricted stock units			269,624		269,624
Balance as of August 31, 2021	6,124,288	$6,124	$8,241,286	$11,766,521	$20,013,931

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

In FY 2020 and early FY 2021 we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During the six months ended August 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  Purchases by Edible during the six months ended August 31, 2021 were approximately $797,000, or 5.1% of the Company’s revenues, compared to $949,000, or 11.8% of the Company’s revenues during the six months ended August 31, 2020. There can be no assurance historical revenue levels will be indicative of future revenues.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2021:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	5	157	162
International license stores	1	5	6
Cold Stone Creamery - co-branded	5	96	101
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	61	62
Franchise stores - Domestic - co-branded	-	6	6
International license stores	-	1	1
Total	12	331	343

During FY 2021 the Company initiated formal legal proceedings against Immaculate Confections (“IC”), the operator of RMCF locations in Canada. In its complaint, the Company alleged, among other things, that IC has utilized the Company’s trademarks and other intellectual property without authority to do so and that IC has been unjustly enriched by their use of the Company’s trademarks and intellectual property.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC had expired. In September 2021 (subsequent to the date of these financial statements), the Company and IC reached a Settlement Agreement (the “IC Agreement”) whereby the parties agreed to a six months negotiation period to explore alternative solutions. During the six-month period, IC will continue to operate locations as Rocky Mountain Chocolate Factory. The IC Agreement contains provisions that would require IC to de-identify its locations if a solution is not reached. As of the date of this filing, IC operates 49 locations in Canada. During the six months ended August 31, 2020 and 2021 the Company did not recognize any revenue from locations operated by IC in Canada.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Subsequent Events

In September 2021, subsequent to the date of these consolidated financial statements, we were notified by one of our primary yogurt distributors that they were discontinuing distribution services of the primary yogurt components purchased by nine locations, approximately 13%, of our franchised frozen yogurt cafés.  As of the date of these financial statements, we are working to mitigate this supply chain constraint.  As a result of supply chain challenges, the result of the impacts of COVID-19 upon many of our supply chain partners, we may realize additional supply chain constraints that are outside of our control and have an impact on our financial results.  For a detailed discussion of the risks and uncertainties related to our supply chain that may affect our future results, please see the section entitled “Risks Related to Our Supply Chain” in “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2021.

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events, except for those described above, have occurred that would require recognition or disclosure in the financial statements.

COVID-19 Update

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the six months ended August 31, 2021 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. During the year ended February 28, 2021 nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees are not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. During the year ended February 28, 2021, approximately 53 stores closed and have not re-opened and the future of these locations is uncertain. That is a closure rate significantly higher than historical levels. As of the date of this report, many stores have met or exceeded pre-COVID-19 sales levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

In addition, as previously announced on May 11, 2020, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and our stockholders.

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

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid for:	2021	2020
Interest	$-	$46,441
Income taxes	211,076	71
Non-cash Operating Activities
Accrued Inventory	174,317	394,697

NOTE 3 –REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with ASC 606, which provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This standard does not affect the Company's recognition of revenue from sales of confectionary items to the Company’s franchisees and others, or in its Company-owned stores as those sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. The standard also does not affect the recognition of royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur. The standard does affect the timing in which the Company recognizes initial fees from franchisees and licensees for new franchise locations and renewals that affect the term of the franchise agreement. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract, the Company is obligated to many performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

In accordance with ASC 606, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and are treated as a single performance obligation. Initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10-15 years.

The following table summarizes contract liabilities as of August 31, 2021 and August 31, 2020:

	Six Months Ended
	August 31:
	2021	2020
Contract liabilities at the beginning of the year:	$1,119,646	$1,155,809
Revenue recognized	(103,253)	(128,636)
Contract fees received	115,000	53,500
Amortized gain on the financed sale of equipment	(6,265)	(4,176)
Contract liabilities at the end of the period:	$1,125,128	$1,076,497

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2021, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FY 22	$100,907
FY 23	194,474
FY 24	162,106
FY 25	147,030
FY 26	134,739
Thereafter	385,872
Total	$1,125,128

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. Under the guidance of ASC 606 the Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended August 31, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$41,718	$-	$-	$5,322	$47,040

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,161,445	-	-	5,161,445
Retail sales	-	-	271,034	511,548	782,582
Royalty and marketing fees	1,559,277	-	-	375,733	1,935,010
Total	$1,600,995	$5,161,445	$271,034	$892,603	$7,926,077

Three Months Ended August 31, 2020

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$49,130	$-	$-	$24,490	$73,620

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	3,498,752	-	-	3,498,752
Retail sales	-	-	193,702	301,698	495,400
Royalty and marketing fees	991,006	-	-	268,624	1,259,630
Total	$1,040,136	$3,498,752	$193,702	$594,812	$5,327,402

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 31, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$82,963	$-	$-	$20,290	$103,253

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	10,202,168	-	-	10,202,168
Retail sales	-	-	554,012	1,018,045	1,572,057
Royalty and marketing fees	2,951,759	-	-	690,551	3,642,310
Total	$3,034,722	$10,202,168	$554,012	$1,728,886	$15,519,788

Six Months Ended August 31, 2020

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$90,832	$-	$-	$37,804	$128,636

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,633,367	-	-	5,633,367
Retail sales	-	-	253,683	429,313	682,996
Royalty and marketing fees	1,203,098	-	-	381,742	1,584,840
Total	$1,293,930	$5,633,367	$253,683	$848,859	$8,029,839

NOTE 5 – INVENTORIES

	August 31, 2021	February 28, 2021
Ingredients and supplies	$2,921,878	$2,464,123
Finished candy	2,571,652	1,888,818
U-Swirl food and packaging	49,728	39,518
Reserve for slow moving inventory	(354,825)	(329,574)
Total inventories	$5,188,433	$4,062,885

Inventories consist of the following:

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2021	February 28, 2021
Land	$513,618	$513,618
Building	5,133,854	4,827,807
Machinery and equipment	9,865,913	10,129,508
Furniture and fixtures	785,310	797,303
Leasehold improvements	982,468	985,407
Transportation equipment	483,085	429,789
	17,764,248	17,683,432

Less accumulated depreciation	(12,267,722)	(12,531,417)
Property and equipment, net	$5,496,526	$5,152,015

Depreciation expense related to property and equipment totaled $185,404 and $363,978 during the three and six months ended August 31, 2021 compared to $192,049 and $386,606 during the three and six months ended August 31, 2020, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

				August 31, 2021		February 28, 2021
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10			$394,826	$230,956	$394,826	$221,504
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design	10			430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	345,627	556,339	333,715
Franchise rights	20			5,979,637	3,680,721	5,979,637	3,459,873
Total				$7,482,605	$4,809,107	$7,482,605	$4,566,895
Intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$515,065
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total goodwill				729,701		729,701

Total Intangible Assets				$8,212,306	$4,809,107	$8,212,306	$4,566,895

Amortization expense related to intangible assets totaled $120,872 and $242,212 during the three and six months ended August 31, 2021 compared to $142,804 and $291,361 during the three and six months ended August 31, 2020, respectively.

At August 31, 2021, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2022	241,746
2023	409,393
2024	346,672
2025	294,427
2026	251,342
Thereafter	1,129,918
Total	$2,673,498

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

During the six months ended August 31, 2021 the Company did not identify any triggering events and there were no costs associated with the impairment of long-lived assets during the six months ended August 31, 2021.

NOTE 9 – LINE OF CREDIT AND LONG-TERM DEBT

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

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of August 31, 2021. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at LIBOR plus 2.25% (2.3% at August 31, 2021). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At August 31, 2021, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2021.

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

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. As of August 31, 2021, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

The Company recognized $123,467 and $269,624 of stock-based compensation expense during the three- and six-month periods ended August 31, 2021, respectively, compared to $143,719 and $287,437 during the three- and six-month periods ended August 31, 2020, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the six months ended August 31, 2021 and 2020:

	Six Months Ended
	August 31,
	2021	2020
Outstanding non-vested restricted stock units as of February 28 or 29:	209,450	265,555
Granted	-	-
Vested	(40,995)	(47,929)
Cancelled/forfeited	(900)	-
Outstanding non-vested restricted stock units as of August 31:	167,555	217,626

Weighted average grant date fair value	$9.40	$9.40
Weighted average remaining vesting period (in years)	3.18	4.15

The Company issued 2,000 unrestricted shares of stock to non-employee directors during the three months ended August 31, 2021 and issued 9,000 unrestricted shares to non-employee directors during the six months ended August 31, 2021 compared to no shares issued during the three and six months ended August 31, 2020. In connection with these non-employee director stock issuances, the Company recognized $11,960 and $46,610 during the three and six months ended August 31, 2021, respectively, compared to $0 of stock-based compensation expense during the three and six months ended August 31, 2020.

During the three- and six-month periods ended August 31, 2021, the Company recognized $111,507 and $223,014, respectively, of stock-based compensation expense related to restricted stock unit grants. The restricted stock unit grants generally vest in equal annual or quarterly installments over a period of five to six years. During the six-month periods ended August 31, 2021 and 2020, 40,995 and 47,929 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of August 31, 2021 was $1,382,819, which is expected to be recognized over the weighted-average period of 3.18 years.

The Company has no outstanding stock options as of August 31, 2021.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2021, 960,677 shares of common stock warrants were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended August 31, 2020, 960,677 shares of common stock warrants and 222,634 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2021 and 2020, lease expense recognized in the Consolidated Statements of Income was $409,897 and $440,121, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.2% as of August 31, 2021. The total estimated future minimum lease payments is $2.3 million.

As of August 31, 2021, maturities of lease liabilities for the Company’s operating leases were as follows:

FY 22	$356,538
FY 23	536,712
FY 24	417,930
FY 25	268,966
FY 26	171,324
Thereafter	521,138
Total	$2,272,608

Less: imputed interest	(200,610)
Present value of lease liabilities:	$2,071,998

Weighted average lease term (in years)	6.7

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended August 31, 2021, the Company entered into lease amendments to extend the terms of leases for certain Company-owned locations. These lease amendments resulted in the Company recognizing a present value of future lease liability of $475,908 based upon a total lease liability of $504,946.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contested Solicitation of Proxies

During the three months ended August 31, 2021, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders.  During the three months ended August 31, 2021, the Company incurred approximately $907,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended August 31, 2020.  These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. The Company is likely to continue to realize material increased costs associated with the contested solicitation of proxies for the near future.  The total possible costs are contingent upon the outcome of the contested proxy solicitation and negotiations with the contesting party.

Employment Agreement Payments upon a Change in Control

We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions. The employment agreements generally provide that, if the Company or the executive terminates the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary and (ii) the lesser of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred or (b) 25% of the executive's annual salary. The executive will also receive an additional payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage.  Additionally, all of the named executive officer’s unvested restricted stock units (“RSU”) will immediately vest and become exercisable and payable.

A “change in control,” as used in these employment agreements, generally means a change in the control of the Company following any number of events, but specifically a proxy contest in which our Board of Directors prior to the transaction constitutes less than a majority of our Board of Directors after the transaction or the members of our Board of Directors during any consecutive two-year period who at the beginning of such period constituted the Board of Directors cease to be the majority of the Board of Directors at the conclusion of that period.  We have determined that a change in control has taken place. A “triggering termination” generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or the Company terminates the executive’s employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination may also include a voluntary termination under certain scenarios.

As a result of the changes in our Board of Directors, as described above, the Company may be liable to each executive for change in control payments contingent upon a triggering termination event.  As of August 31, 2021 the amount of the cash severance payments and benefits contingent upon a triggering termination event are estimated to be approximately $2.2 million and the acceleration of unvested RSU with an unrecognized expense of approximately $690,000.  The Company may further be liable for certain tax consequences associated with severance payments, benefits payments and stock awards and the taxes may have a material impact on the liability of the Company upon a triggering termination.

Purchase Contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of August 31, 2021, the Company was contracted for approximately $90,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

NOTE 14 – OPERATING SEGMENTS

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

Three Months Ended August 31, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,602,369	$5,464,121	$271,034	$892,603	$-	$8,230,127
Intersegment revenues	(1,374)	(302,676)	-	-	-	(304,050)
Revenue from external customers	1,600,995	5,161,445	271,034	892,603	-	7,926,077
Segment profit (loss)	643,606	1,247,593	26,058	173,450	(1,830,300)	260,407
Total assets	1,486,476	10,763,803	625,179	4,922,875	9,619,259	27,417,592
Capital expenditures	-	101,537	-	-	11,890	113,427
Total depreciation & amortization	$9,174	$159,246	$1,397	$116,669	$19,790	$306,276

Three Months Ended August 31, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,040,863	$3,768,416	$193,702	$594,812	$-	$5,597,793
Intersegment revenues	(727)	(269,664)	-	-	-	(270,391)
Revenue from external customers	1,040,136	3,498,752	193,702	594,812	-	5,327,402
Segment profit (loss)	366,535	489,668	21,924	11,903	(789,297)	100,733
Total assets	1,387,005	12,241,965	618,323	5,526,772	9,413,374	29,187,439
Capital expenditures	150	11,343	72	-	16,799	28,364
Total depreciation & amortization	$10,095	$162,523	$1,391	$140,823	$20,021	$334,853

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended August 31, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,037,735	$10,749,226	$554,012	$1,728,886	$-	$16,069,859
Intersegment revenues	(3,013)	(547,058)	-	-	-	(550,071)
Revenue from external customers	3,034,722	10,202,168	554,012	1,728,886	-	15,519,788
Segment profit (loss)	1,288,472	1,915,618	44,324	318,992	(2,489,401)	1,078,005
Total assets	1,486,476	10,763,803	625,179	4,922,875	9,619,259	27,417,592
Capital expenditures	1,182	533,948	1,068	1,399	33,265	570,862
Total depreciation & amortization	$18,672	$312,866	$2,798	$233,399	$38,455	$606,190

Six Months Ended August 31, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,295,339	$6,061,508	$253,683	$848,859	$-	$8,459,389
Intersegment revenues	(1,409)	(428,141)	-	-	-	(429,550)
Revenue from external customers	1,293,930	5,633,367	253,683	848,859	-	8,029,839
Segment profit (loss)	(84,784)	(293,801)	(455,902)	(445,815)	(3,465,690)	(4,745,992)
Total assets	1,387,005	12,241,965	618,323	5,526,772	9,413,374	29,187,439
Capital expenditures	150	25,197	72	1,712	23,722	50,853
Total depreciation & amortization	$20,233	$324,353	$4,794	$287,772	$40,815	$677,967

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

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2021, there were two Company-owned, 96 licensee-owned and 162 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, Panama, and the Philippines. As of August 31, 2021, U-Swirl operated three Company-owned cafés and 68 franchised cafés located in 22 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During the six months ended August 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the six months ended August 31, 2021 (this “Quarterly Report”), during the year ended February 28, 2021, we experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers and closures of non-essential business throughout the United States and internationally. During the year ended February 28, 2021 nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees did not order products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. During the year ended February 28, 2021, approximately 53 stores closed and have not re-opened and the future of these locations is uncertain. That is a closure rate significantly higher than historical levels. As of the date of this report, many stores have met or exceeded pre-COVID-19 sales levels; however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. It is unclear when or if store operations will return to pre-COVID-19 levels.

In addition, as previously announced on May 11, 2020, the Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed, and the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and our stockholders.

Contested Solicitation of Proxies

During the three months ended August 31, 2021, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders. During the three months ended August 31, 2021, the Company incurred approximately $907,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended August 31, 2020. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. The Company is likely to continue to realize material increased costs associated with the contested solicitation of proxies for the near future. The total expected costs are not currently determinable.

Results of Operations

Three Months Ended August 31, 2021 Compared to the Three Months Ended August 31, 2020

Results Summary

Basic earnings per share increased from $0.01 per share in the three months ended August 31, 2020 to $0.03 per share in the three months ended August 31, 2021. Revenues increased 48.8% from $5.3 million in the three months ended August 31, 2020 to $7.9 million in the three months ended August 31, 2021. Operating income increased from $119,000 in the three months ended August 31, 2020 to $258,000 in the three months ended August 31, 2021. Net income increased from $76,000 in the three months ended August 31, 2020 to $197,000 in the three months ended August 31, 2021. The increase in revenue, operating income and net income was due primarily to the impacts from the COVID-19 pandemic during the three months ended August 31, 2020, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. During the three months ended August 31, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. These increases were mostly offset by the costs associated with the contested solicitation of proxies incurred during the three months ended August 31, 2021 with no comparable costs in the three months ended August 31, 2020.

Revenues

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change
Factory sales	$5,161.4	$3,498.8	$1,662.6	47.5%
Retail sales	782.6	495.4	287.2	58.0%
Franchise fees	47.1	73.6	(26.5)	(36.0)%
Royalty and marketing fees	1,935.0	1,259.6	675.4	53.6%
Total	$7,926.1	$5,327.4	$2,598.7	48.8%

Factory Sales

The increase in factory sales for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 was primarily due to a 75.3% increase in sales of product to our network of franchised and licensed retail stores, partially offset by a 40.5% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible Arrangements LLC (“Edible”), during the three months ended August 31, 2021 were approximately $313,000, or 4.0% of the Company’s revenues, compared to $615,000, or 11.5% of the Company’s revenues during the three months ended August 31, 2020. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended August 31, 2020, which significantly reduced traffic in our stores. During the three months ended August 31, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. During the six months ended August 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues. Same store pounds purchased by domestic franchise and licensed locations increased 20.0% during the three months ended August 31, 2021, when compared to the three months ended August 31, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

Retail Sales

Retail sales at Company-owned stores increased 58.0% during the three months ended August 31, 2021 compared to the three months ended August 31, 2020 as a result of all of our Company-owned stores being open during the three months ended August 31, 2021 compared to the limited operations of all of our Company-owned stores for much of the three months ended August 31, 2020. The limited operations of our Company-owned stores in the prior year period was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended August 31, 2020. As of August 31, 2021, all Company-owned stores had substantially resumed full operations following COVID-19 related closure.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended August 31, 2020 to the three months ended August 31, 2021 was primarily due to the majority of our franchise locations having resumed normal operations during the three months ended August 31, 2021, due to the relaxing of restrictions related to the COVID-19 pandemic and the associated public health measures in place during the three months ended August 31, 2020 as well as the rollout of vaccines. Nearly all of our franchised locations experienced reduced operations during the three months ended August 31, 2020. Same store sales at domestic franchise locations increased 14.2% during the three months ended August 31, 2021 when compared to the three months ended August 31, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

The decrease in franchise fee revenue for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 was the result of a decrease in revenue resulting from the closure of franchise locations and the associated recognition of revenue in the three months ended August 31, 2020, with no comparable closures during the three months ended August 31, 2021 and fewer franchise stores in operation and the associated recognition of revenue over the terms of the various franchise agreements.

Costs and Expenses

Cost of Sales

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Cost of sales - factory	$3,814.3	$2,907.8	$906.5	31.2%
Cost of sales - retail	257.8	145.8	112.0	76.8%
Franchise costs	737.2	451.0	286.2	63.5%
Sales and marketing	405.9	408.9	(3.0)	(0.7)%
General and administrative	1,864.3	788.5	1,075.8	136.4%
Retail operating	440.2	329.4	110.8	33.6%
Total	$7,519.7	$5,031.4	$2,488.3	49.5%

Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$1,347.1	$591.0	$756.1	127.9%
Retail gross margin	524.8	349.6	175.2	50.1%
Total	$1,871.9	$940.6	$931.3	99.0%

	Three Months Ended
	August 31,		%	%
	2021	2020	Change	Change
(Percent)
Factory gross margin	26.1%	16.9%	9.2%	54.5%
Retail gross margin	67.1%	70.6%	(3.5)%	(5.0)%
Total	31.5%	23.5%	7.9%	33.7%

Adjusted Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$1,347.1	$591.0	$756.1	127.9%
Plus: depreciation and amortization	157.7	158.2	(0.5)	(0.3)%
Factory adjusted gross margin	1,504.8	749.2	755.6	100.9%
Retail gross margin	524.8	349.6	175.2	50.1%
Total Adjusted Gross Margin	$2,029.6	$1,098.8	$930.8	84.7%

Factory adjusted gross margin	29.2%	21.4%	7.7%	36.2%
Retail gross margin	67.1%	70.6%	(3.5)%	(5.0)%
Total Adjusted Gross Margin	34.1%	27.5%	6.6%	24.1%

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

Cost of Sales and Gross Margin

Factory gross margins increased to 26.1% in the three months ended August 31, 2021 compared to 16.9% the three months ended August 31, 2020, due primarily to higher average sell prices, the impacts of Employee Retention Credits, and an 18.4% increase in production volume in the three months ended August 31, 2021 compared to the three months ended August 31, 2020, partially offset by increased costs of materials and labor. The increase in production volume was the result of an increase in factory sales. The Company recognized approximately $155,000 of payroll tax benefit associated with Employee Retention Credits (“ERC”). ERCs were enacted by the CARES Act in March 2020. In December 2020 the Consolidated Appropriations Act extended eligibility for the credits allowing the Company to retroactively benefit from ERCs.

Retail gross margins decreased from 70.6% during the three months ended August 31, 2020 to 67.1% during the three months ended August 31, 2021. This decrease was primarily due to increased costs.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2021 compared to the three months ended August 31, 2020 was due primarily to an increase in professional fees, the result of litigation with our licensee in Canada. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 37.2% in the three months ended August 31, 2021 from 33.8% in the three months ended August 31, 2020. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher professional fees partially offset by an increase in royalty revenues.

Sales and Marketing

Sales and marketing costs were approximately unchanged for the three months ended August 31, 2021 compared to the three months ended August 31, 2020.

General and Administrative

The increase in general and administrative costs for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 is primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders. During the three months ended August 31, 2021, the Company incurred approximately $907,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended August 31, 2020. As a percentage of total revenues, general and administrative expenses increased to 23.5% in the three months ended August 31, 2021 compared to 14.8% in the three months ended August 31, 2020.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 was due primarily to the resumption of normal operations at all of our Company-owned stores so that all stores were fully operational during the three months ended August 31, 2021 compared to the limited operations of all of our Company-owned stores for much of the three months ended August 31, 2020. The limited operation of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the three months ended August 31, 2020. Retail operating expenses, as a percentage of retail sales, decreased from 66.5% in the three months ended August 31, 2020 to 56.2% in the three months ended August 31, 2021. This decrease is primarily the result of higher retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $149,000 in the three months ended August 31, 2021, a decrease of 15.9% from $177,000 in the three months ended August 31, 2020. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the consolidated financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales was approximately unchanged at $158,000 in the three months ended August 31, 2020 and August 31, 2021.

Other Income (Expense)

Net interest income was $2,600 in the three months ended August 31, 2021 compared to net interest expense of $19,000 incurred in the three months ended August 31, 2020. This change was primarily the result of the Company’s increased debt during the prior year as a result of measures taken to ensure adequate liquidity during the COVID-19 pandemic. During the prior year, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paychecks Protection Program. The line of credit was paid in full and Paychecks Protection Program loans were fully forgiven during the year ended February 28, 2021.

Income Tax Expense

Our effective income tax rate for the three months ended August 31, 2021 and 2020 was 24.4%.

Six Months Ended August 31, 2021 Compared to the Six Months Ended August 31, 2020

Results Summary

Basic earnings per share increased from a net loss of $(0.59) per share for the six months ended August 31, 2020 to a net income of $0.13 per share for the six months ended August 31, 2021. Revenues increased 93.3% from $8.0 million for the six months ended August 31, 2020 to $15.5 million for the six months ended August 31, 2021. Operating income increased from an operating loss of $(4.7) million for the six months ended August 31, 2020 to operating income of $904,000 for the six months ended August 31, 2021. Net income increased from a net loss of $(3.6) million for the six months ended August 31, 2020 to net income of $777,000 for the six months ended August 31, 2021. The increase in revenue, operating income and net income was due primarily to the impacts from the COVID-19 pandemic during the six months ended August 31, 2020, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. During the six months ended August 31, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. These increases were partially offset by the costs associated with the contested solicitation of proxies incurred during the six months ended August 31, 2021 with no comparable costs in the six months ended August 31, 2020.

Revenues

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change
Factory sales	$10,202.2	$5,633.4	$4,568.8	81.1%
Retail sales	1,572.1	683.0	889.1	130.2%
Franchise fees	103.2	128.6	(25.4)	(19.8)%
Royalty and marketing fees	3,642.3	1,584.8	2,057.5	129.8%
Total	$15,519.8	$8,029.8	$7,490.0	93.3%

Factory Sales

The increase in factory sales for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was primarily due to a 135% increase in sales of product to our network of franchised and licensed retail stores partially offset by a 24.4% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible, during the six months ended August 31, 2021 were approximately $797,000, or 5.1% of the Company’s revenues, compared to $949,000, or 11.8% of the Company’s revenues during the six months ended August 31, 2020. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the six months ended August 31, 2020, which significantly reduced traffic in our stores. During the six months ended August 31, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. During the six months ended August 31, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues. Same store pounds purchased by domestic franchise and licensed locations increased 20.0% during the six months ended August 31, 2021 when compared to the six months ended August 31, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

Retail Sales

The increase in retail sales for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was primarily due to all of our Company-owned stores being open during the six months ended August 31, 2021 compared to the closure or limited operations of all of our Company-owned stores for much of the six months ended August 31, 2020. The closure or limited operations of our Company-owned stores in the prior year period was the result of the COVID-19 pandemic and the associated public health measures in place during the six months ended August 31, 2020. As of August 31, 2021 all Company-owned stores had resumed full operations following COVID-19 related closure.

Royalties, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was primarily due to the majority of our franchise locations having resumed normal operations during the six months ended August 31, 2021, due to the relaxing of restrictions related to the COVID-19 pandemic and the associated public health measures in place during the six months ended August 31, 2020 as well as the rollout of vaccines. Nearly all of our franchised locations experienced reduced operations and periods of full closure during the six months ended August 31, 2020. Same store sales at domestic franchise locations increased 14.6% during the six months ended August 31, 2021 when compared to the six months ended August 31, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

The decrease in franchise fee revenue for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was the result of a decrease in revenue resulting from the closure of franchise location and the associated recognition of revenue in the six months ended August 31, 2020, with no comparable closures during the six months ended August 31, 2021 and fewer franchise stores in operation and the associated recognition of revenue over the term of the various franchise agreements.

Costs and Expenses

Cost of Sales

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Cost of sales - factory	$8,104.3	$5,698.3	$2,406.0	42.2%
Cost of sales - retail	514.3	238.4	275.9	115.7%
Franchise costs	1,288.8	872.3	416.5	47.7%
Sales and marketing	818.6	883.0	(64.4)	(7.3)%
General and administrative	2,709.1	3,968.0	(1,258.9)	(31.7)%
Retail operating	884.3	648.6	235.7	36.3%
Total	$14,319.4	$12,308.6	$2,010.8	16.3%

Gross Margin

	Six Months Ended
	August 31,		$	%
	2021	2020	Change	Change

Factory gross margin	$2,097.9	$(64.9)	$2,162.8	(3332.5)%
Retail gross margin	1,057.8	444.6	613.2	137.9%
Total	$3,155.7	$379.7	$2,776.0	731.1%

	Six Months Ended
	August 31,		%	%
	2021	2020	Change	Change

Factory gross margin	20.6%	-1.2%	21.7%	(1884.9)%
Retail gross margin	67.3%	65.1%	2.2%	3.4%
Total	26.8%	6.0%	20.8%	345.9%

Adjusted Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$2,097.9	$(64.9)	$2,162.8	(3332.5)%
Plus: depreciation and amortization	309.6	315.7	(6.1)	(1.9)%
Factory adjusted gross margin	2,407.5	250.8	2,156.7	859.9%
Retail gross margin	1,057.8	444.6	613.2	137.9%
Total Adjusted Gross Margin	$3,465.3	$695.4	$2,769.9	398.3%

Factory adjusted gross margin	23.6%	4.5%	19.1%	430.0%
Retail gross margin	67.3%	65.1%	2.2%	3.4%
Total Adjusted Gross Margin	29.4%	11.0%	18.4%	167.3%

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

Cost of Sales and Gross Margin

Factory gross margins increased to 20.6% in the six months ended August 31, 2021 compared to a gross margin of (1.2)% during the six months ended August 31, 2020, due primarily to an 55.0% increase in production volume, higher average sell prices, and the impacts of Employee Retention Credits in the six months ended August 31, 2021 compared to the six months ended August 31, 2020, partially offset by increased costs of materials and labor. The increase in production volume was in response to an 81.1% increase in factory sales, primarily due to a resumption of normal factory operations during the six months ended August 31, 2021 compared to significantly reduced operations during the six months ended August 31, 2020. Operations during the six months ended August 31, 2020 were lower than historical levels as a result of the impacts of the COVID-19 pandemic. As a result of the decrease in production volume, factory fixed costs, including idle labor, exceeded revenue during the six months ended August 31, 2020. During the six months ended August 31, 2020 the Company incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins increased from 65.1% during the six months ended August 31, 2020 to 67.3% during the six months ended August 31, 2021. The increase in retail gross margins was primarily the result of the resumption of normal operations during the six months ended August 31, 2021 compared to the temporary closure of all of our Company-owned stores for much of the six months ended August 31, 2020 due to the COVID-19 pandemic, and the associated impact on perishable inventory.

Franchise Costs

The increase in franchise costs in the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was due primarily to an increase in professional fees, the result of litigation with our licensee in Canada. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 34.4% in the six months ended August 31, 2021 from 50.9% in the six months ended August 31, 2020. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty fees.

Sales and Marketing

The decrease in sales and marketing costs for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was primarily due to a decrease in online advertising costs.

General and Administrative

The decrease in general and administrative costs for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was due primarily to a decrease in bad debt expense and a decrease in the impairment of certain intangible assets, partially offset by costs associated with a stockholder’s contested solicitation of proxies. As a percentage of total revenues, general and administrative expenses decreased to 17.5% in the six months ended August 31, 2021 compared to 49.4% in the six months ended August 31, 2020. These costs during the six months ended August 31, 2020 were a direct result of public health measures in place due to responses to COVID-19 and the financial burden experienced by the majority of our network of franchised and licensed locations. See Note 8 to the financial statements for a summary of costs associated with the impairment of certain intangible assets during the six months ended August 31, 2020. During the six months ended August 31, 2021, the Company incurred approximately $917,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the six months ended August 31, 2020.

Retail Operating Expenses

The increase in retail operating expenses for the six months ended August 31, 2021 compared to the six months ended August 31, 2020 was a result of the re-opening of all of our Company-owned stores so that all stores were open during the six months ended August 31, 2021 compared to the closure or limited operation of all of our Company-owned stores for much of the six months ended August 31, 2020. The closure or limited operation of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the six months ended August 31, 2020. Retail operating expenses, as a percentage of retail sales, decreased from 95.0% in the six months ended August 31, 2020 to 56.2% in the six months ended August 31, 2021. This decrease is primarily the result of higher retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $297,000 in the six months ended August 31, 2021, a decrease of 18.1% from $362,000 in the six months ended August 31, 2020. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales decreased 1.9% from $316,000 in the six months ended August 31, 2020 to $310,000 in the six months ended August 31, 2021.

Other Income (Expense)

Other income was $174,300 in the six months ended August 31, 2021 compared to other expense of $36,400 during the six months ended August 31, 2020. Net interest income was $7,100 in the six months ended August 31, 2021 compared to net interest expense of $36,400 during the six months ended August 31, 2020. This change was primarily the result of the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the six months ended August 31, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paychecks Protection Program. The line of credit was paid in full and Paychecks Protection Program loans were fully forgiven during the year ended February 28, 2021.

The Company recognized a gain on insurance recovery of $167,100 during the six months ended August 31, 2021, compared with no similar amounts recognized during the six months ended August 31, 2020.

Income Tax Expense

Our effective income tax rate for the six months ended August 31, 2021 was 27.9%, compared to 24.3% for the six months ended August 31, 2020. This increase was primarily the result of the impact of different values of vested restricted stock units for financial reporting purposes compared to how the same vested restricted stock units are valued for tax purposes.

Liquidity and Capital Resources

As discussed below, we took several defensive measures to maximize liquidity in response to the COVID-19 pandemic, including the suspension of our cash dividend, reducing expenses, extending payment terms with vendors, reducing production volume and deferring discretionary capital expenditures. Based on these actions, we believe that cash flows from operations and our cash and cash equivalents on hand, will be sufficient to meet our ongoing liquidity needs and capital expenditure requirements for at least the next twelve months. Additional future financing may be necessary to fund our operations, and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

As of August 31, 2021, working capital was $10.2 million, compared to $9.0 million as of February 28, 2021, an increase of $1.2 million. The increase in working capital was primarily due to improved operating results.

Cash and cash equivalent balances increased approximately $1.1 million to $6.7 million as of August 31, 2021 compared to $5.6 million as of February 28, 2021, primarily due to improved operating results. Our current ratio was 3.2 to 1 at August 31, 2021 compared to 3.4 to 1 at February 28, 2021. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the six months ended August 31, 2021, we had net income of $776,738. Operating activities provided cash of $1,427,456, with the principal adjustment to reconcile the net income to net cash used by operating activities being depreciation and amortization of $606,190, an increase in accounts payable of $1,201,485 and expense related to stock-based compensation of $269,624, partially offset by an increase in inventory of $1,199,304. During the comparable 2020 period, we had a net loss of $(3,591,265), and operating activities used cash of $3,056,480. The principal adjustment to reconcile the net income to net cash used by operating activities being the provision for loss on accounts and notes receivable of $1,468,815, asset impairment and store closure losses of $544,060, depreciation and amortization of $677,967 an increase in accounts payable of $580,966 and the expense recorded for stock compensation of $287,437.

During the six months ended August 31, 2021, investing activities used cash of $329,405, primarily due to the purchases of property and equipment of $570,862 partially offset by proceeds from insurance recovery of $206,336. In comparison, investing activities used cash of $104,905 during the six months ended August 31, 2020 primarily due to the purchases of intangible assets of $99,047.

There were no cash flows from financing activities during the six months ended August 31, 2021. In comparison, financing activities provided cash of $4,263,021 during the prior year period primarily due to the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described above. There was no amount outstanding related to our line of credit and loans under the Paycheck Protection Program as of August 31, 2021, the result of repayment and forgiveness, respectively.

Off-Balance Sheet Arrangements

As of August 31, 2021, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of August 31, 2021, we had purchase obligations of approximately $90,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Cooperation Agreement, dated August 12, 2021, between Global Value Investment Corp. and Rocky Mountain Chocolate Factory, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2021).

31.1*	Certification Filed Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	* Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it’s XBRL (1))

101.SCH	* Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	* Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	* Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	* Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	* Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	* Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1937, as amended, or otherwise subject to liability under those sections.

____________________________

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 15, 2021	/s/ Bryan J. Merryman
Bryan J. Merryman, Chief Executive Officer,
Chief Financial Officer and Treasurer