Form 10-Q
period 2021-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2022-01-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

On January 10, 2022, the registrant had outstanding 6,179,840 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

PART II.	OTHER INFORMATION	30

SIGNATURES	32

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2021	2020	2021	2020
Revenues
Sales	$7,012,429	$6,101,776	$18,786,654	$12,418,139
Franchise and royalty fees	1,495,205	1,127,091	5,240,768	2,840,567
Total Revenue	8,507,634	7,228,867	24,027,422	15,258,706

Costs and Expenses
Cost of sales	5,200,749	4,688,011	13,819,428	10,624,790
Franchise costs	458,518	440,669	1,747,348	1,312,917
Sales and marketing	377,231	382,462	1,195,823	1,265,471
General and administrative	3,865,912	788,717	6,575,037	4,756,735
Retail operating	420,320	361,454	1,304,560	1,010,032
Depreciation and amortization, exclusive of depreciation and amortization expense of $155,170, $157,582, $464,767 and $473,294, respectively, included in cost of sales	143,612	168,990	440,205	531,245
Costs associated with Company-owned store closures	-	-	-	68,558
Total costs and expenses	10,466,342	6,830,303	25,082,401	19,569,748

Income (Loss) from Operations	(1,958,708)	398,564	(1,054,979)	(4,311,042)

Other Income (Expense)
Interest Expense	-	(24,690)	-	(72,241)
Interest Income	2,195	3,461	9,348	14,626
Gain on insurance recovery	-	210,464	167,123	210,464
Debt forgiveness income	-	108,309	-	108,309
Other income (expense), net	2,195	297,544	176,471	261,158

Income (Loss) Before Income Taxes	(1,956,513)	696,108	(878,508)	(4,049,884)

Income Tax Provision (Benefit)	(478,867)	172,413	(177,600)	(982,314)

Consolidated Net Income (Loss)	$(1,477,646)	$523,695	$(700,908)	$(3,067,570)

Basic Earnings (Loss) per Common Share	$(0.24)	$0.09	$(0.11)	$(0.51)
Diluted Earnings (Loss) per Common Share	$(0.24)	$0.08	$(0.11)	$(0.51)

Weighted Average Common Shares Outstanding - Basic	6,141,507	6,070,887	6,127,884	6,065,237
Dilutive Effect of Employee Stock Awards	-	213,432	-	-
Weighted Average Common Shares Outstanding - Diluted	6,141,507	6,284,319	6,127,884	6,065,237

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2021	2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,021,594	$5,633,279
Accounts receivable, less allowance for doubtful accounts of $1,435,234 and $1,341,853, respectively	2,993,389	2,007,502
Notes receivable, current portion, less current portion of the valuation allowance of $38,725 and $32,571, respectively	27,830	84,819
Refundable income taxes	773,359	774,527
Inventories, net	4,943,914	4,062,885
Other	319,662	213,811
Total current assets	15,079,748	12,776,823

Property and Equipment, Net	5,445,466	5,152,015

Other Assets
Notes receivable, less current portion and valuation allowance of $73,562 and $79,716, respectively	593	42,525
Goodwill, net	729,701	729,701
Franchise rights, net	2,188,491	2,519,764
Intangible assets, net	364,134	395,946
Deferred income taxes	1,570,805	1,144,764
Lease right of use asset	1,857,578	1,925,591
Other	62,148	264,023
Total other assets	6,773,450	7,022,314

Total Assets	$27,298,664	$24,951,152

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,420,734	1,297,211
Accrued salaries and wages	1,962,969	735,241
Gift card liabilities	551,963	617,438
Other accrued expenses	426,079	253,345
Contract liabilities	190,470	194,737
Lease liability	566,387	682,348
Total current liabilities	6,118,602	3,780,320

Lease Liability, Less Current Portion	1,335,171	1,278,354
Contract Liabilities, Less Current Portion	930,296	924,909

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding
Series A Junior Participating Preferred Stock, authorized 50,000 shares	-	-
Undesignated series, authorized 200,000 shares	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,176,697 shares and 6,074,293 shares issued and outstanding, respectively	6,177	6,074
Additional paid-in capital	8,680,819	7,971,712
Retained earnings	10,227,599	10,989,783

Total stockholders' equity	18,914,595	18,967,569

Total Liabilities and Stockholders' Equity	$27,298,664	$24,951,152

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2021	2020
Cash Flows From Operating Activities
Net Loss	$(700,908)	$(3,067,570)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	904,972	1,004,539
Provision for obsolete inventory	103,422	41,433
Provision for loss on accounts and notes receivable	-	1,468,815
Asset impairment and store closure losses	-	544,060
Gain on sale or disposal of property and equipment	(153,129)	(199,774)
Forgiveness of indebtedness	-	(107,700)
Expense recorded for stock compensation	709,210	399,636
Deferred income taxes	(426,041)	(990,129)
Changes in operating assets and liabilities:
Accounts receivable	(985,887)	435,536
Refundable income taxes	1,168	(3,252)
Inventories	(936,483)	(1,262,189)
Other current assets	(105,851)	101,436
Accounts payable	1,079,671	(376,375)
Accrued liabilities	1,343,856	12,613
Contract liabilities	23,048	(13,688)
Net cash (used in) provided by operating activities	857,048	(2,012,609)

Cash Flows from Investing Activities
Proceeds received on notes receivable	98,918	69,583
Purchase of intangible assets	-	(99,048)
Proceeds from insurance recovery	206,336	304,962
Proceeds from sale or distribution of assets	1,751	-
Purchases of property and equipment	(704,462)	(77,059)
Increase in other assets	(10,000)	-
Net cash (used in) provided by investing activities	(407,457)	198,438

Cash Flows from Financing Activities
Proceeds from long-term debt	-	1,537,200
Proceeds from the line of credit	-	3,448,165
Dividends paid and redemption of outstanding preferred stock purchase rights	(61,276)	(722,344)
Net cash provided by (used in) financing activities	(61,276)	4,263,021

Net Increase (Decrease) in Cash and Cash Equivalents	388,315	2,448,850

Cash and Cash Equivalents, Beginning of Period	5,633,279	4,822,071

Cash and Cash Equivalents, End of Period	$6,021,594	$7,270,921

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of August 31, 2020	6,067,461	$6,068	$7,747,320	$8,298,295	$16,051,683
Consolidated net (loss) income				523,695	523,695
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	3,464	3	(3)		-
Equity compensation, restricted stock units, net of shares withheld			112,199		112,199
Balance as of November 30, 2020	6,070,925	$6,071	$7,859,516	$8,821,990	$16,687,577

Balance as of February 29, 2020	6,019,532	6,020	$7,459,931	$11,889,560	$19,355,511
Consolidated net (loss) income				(3,067,570)	(3,067,570)
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	51,393	51	(51)		-
Equity compensation, restricted stock units, net of shares withheld			399,636		399,636
Balance as of November 30, 2020	6,070,925	$6,071	$7,859,516	$8,821,990	$16,687,577

Balance as of August 31, 2021	6,124,288	$6,124	$8,241,286	$11,766,521	$20,013,931
Consolidated net (loss) income				(1,477,646)	(1,477,646)
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	52,409	53	(53)		-
Equity compensation, restricted stock units, net of shares withheld			439,586		439,586
Redemption of outstanding preferred stock purchase rights				(61,276)	(61,276)
Balance as of November 30, 2021	6,176,697	$6,177	$8,680,819	$10,227,599	$18,914,595

Balance as of February 28, 2021	6,074,293	6,074	$7,971,712	$10,989,783	$18,967,569
Consolidated net (loss) income				(700,908)	(700,908)
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	102,404	103	(103)		-
Equity compensation, restricted stock units, net of shares withheld			709,210		709,210
Redemption of outstanding preferred stock purchase rights				(61,276)	(61,276)
Balance as of November 30, 2021	6,176,697	$6,177	$8,680,819	$10,227,599	$18,914,595

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

In FY 2020 and early FY 2021 we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During the nine months ended November 30, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  Purchases by Edible during the three and nine months ended November 30, 2021 were approximately $413,400 and $1.2 million, or 4.9% and 5.0% of the Company’s revenues, respectively. Purchases by Edible during the three and nine months ended November 30, 2020 were approximately $1.2 million and $2.1 million, or 16.3% and 13.9% of the Company’s revenues, respectively. There can be no assurance historical revenue levels will be indicative of future revenues.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2021:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	5	156	161
International license stores	1	5	6
Cold Stone Creamery - co-branded	5	97	102
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	60	61
Franchise stores - Domestic - co-branded	1	5	6
International license stores	-	1	1
Total	13	329	342

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC had expired. In September 2021, the Company and IC reached a Settlement Agreement (the “IC Agreement”) whereby the parties agreed to a six months negotiation period to explore alternative solutions. During the six-month period, IC will continue to operate locations as Rocky Mountain Chocolate Factory. The IC Agreement contains provisions that would require IC to de-identify its locations if a solution is not reached. As of the date of this filing, IC operates 49 locations in Canada. During the nine months ended November 30, 2021 the Company recognized approximately $116,800 of factory revenue from locations operated by IC in Canada compared with no revenue recognized from locations operated by IC in Canada during the nine months ended November 30, 2020.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

COVID-19 Update

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the nine months ended November 30, 2021 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers throughout the United States and internationally. During the year ended February 28, 2021 nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees were not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. During the year ended February 28, 2021, approximately 53 stores closed and have not re-opened and the future of these locations is uncertain. That is a closure rate significantly higher than historical levels. As of the date of this report, most stores have met or exceeded pre-COVID-19 sales levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. Strong consumer spending and other macro-economic trends as well as the roll out of vaccines and relaxing of most local health restrictions have resulted in significant increases in sales at our franchise stores during the nine months ended November 30, 2021. Our ability to meet the increase in franchise store demand has been partially constrained by labor and supply chain constraints. We are unsure how the emergence of COVID-19 variants, such as Delta and Omicron, will impact the positive recovery trends.

In addition, as previously announced on May 11, 2020, the Board of Directors has suspended future quarterly dividends until the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and our stockholders.

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

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid for:	2021	2020
Interest	$5,202	$70,953
Income taxes	247,273	11,066
Non-cash Operating Activities
Accrued Inventory	$196,222	$136,998

NOTE 3 –REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with Accounting Standards Codification® (“ASC”) 606, which provides that revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract, the Company is obligated to many performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

In accordance with ASC 606, the initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement, and are treated as a single performance obligation. Initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10 years.

The following table summarizes contract liabilities as of November 30, 2021 and November 30, 2020:

	Nine Months Ended
	November 30:
	2021	2020
Contract liabilities at the beginning of the year:	$1,119,646	$1,155,809
Revenue recognized	(164,952)	(174,689)
Contract fees received	188,000	161,000
Amortized gain on the financed sale of equipment	(21,928)	(7,309)
Contract liabilities at the end of the period:	$1,120,766	$1,134,811

At November 30, 2021, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FY 22	$47,752
FY 23	188,515
FY 24	165,545
FY 25	150,469
FY 26	138,178
Thereafter	430,307
Total	$1,120,766

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

Factory Sales of Confectionary Items, Retail Sales and Royalty and Marketing Fees

Confectionary items sold to the Company’s franchisees, others and its Company-owned stores sales are recognized at the time of the underlying sale and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended November 30, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$53,944	$-	$-	$7,755	$61,699

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	6,376,367	-	-	6,376,367
Retail sales	-	-	275,530	360,532	636,062
Royalty and marketing fees	1,196,192	-	-	237,314	1,433,506
Total	$1,250,136	$6,376,367	$275,530	$605,601	$8,507,634

Three Months Ended November 30, 2020

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$40,834	$-	$-	$5,220	$46,054

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,570,375	-	-	5,570,375
Retail sales	-	-	273,378	258,023	531,401
Royalty and marketing fees	892,814	-	-	188,223	1,081,037
Total	$933,648	$5,570,375	$273,378	$451,466	$7,228,867

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$136,907	$-	$-	$28,045	$164,952

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	16,578,535	-	-	16,578,535
Retail sales	-	-	829,542	1,378,577	2,208,119
Royalty and marketing fees	4,147,951	-	-	927,865	5,075,816
Total	$4,284,858	$16,578,535	$829,542	$2,334,487	$24,027,422

Nine Months Ended November 30, 2020

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$131,665	$-	$-	$43,024	$174,689

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	11,203,742	-	-	11,203,742
Retail sales	-	-	527,061	687,336	1,214,397
Royalty and marketing fees	2,095,912	-	-	569,966	2,665,878
Total	$2,227,577	$11,203,742	$527,061	$1,300,326	$15,258,706

NOTE 5 – INVENTORIES

Inventories consist of the following:

	November 30, 2021	February 28, 2021
Ingredients and supplies	$3,093,580	$2,464,123
Finished candy	2,157,967	1,888,818
U-Swirl food and packaging	49,277	39,518
Reserve for slow moving inventory	(356,910)	(329,574)
Total inventories	$4,943,914	$4,062,885

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	November 30, 2021	February 28, 2021
Land	$513,618	$513,618
Building	5,148,854	4,827,807
Machinery and equipment	9,962,400	10,129,508
Furniture and fixtures	787,921	797,303
Leasehold improvements	995,219	985,407
Transportation equipment	479,701	429,789
	17,887,713	17,683,432

Less accumulated depreciation	(12,442,247)	(12,531,417)
Property and equipment, net	$5,445,466	$5,152,015

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense related to property and equipment totaled $177,909 and $541,887 during the three and nine months ended November 30, 2021 compared to $189,522 and $576,128 during the three and nine months ended November 30, 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

				November 30, 2021		February 28, 2021
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$235,683	$394,826	$221,504
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,972	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	351,349	556,339	333,715
Franchise rights		20		5,979,637	3,791,146	5,979,637	3,459,873
Total				$7,482,605	$4,929,980	$7,482,605	$4,566,895
Goodwill and intangible assets not subject to amortization
Franchising segment
Company stores goodwill				$515,065		$515,065
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total				729,701		729,701

Total Goodwill and Intangible Assets				$8,212,306	$4,929,980	$8,212,306	$4,566,895

Amortization expense related to intangible assets totaled $120,873 and $363,085 during the three and nine months ended November 30, 2021 compared to $137,050 and $428,411 during the three and nine months ended November 30, 2020, respectively.

At November 30, 2021, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2022	120,873
2023	409,393
2024	346,672
2025	294,427
2026	251,342
Thereafter	1,129,918
Total	$2,552,625

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

During the nine months ended November 30, 2020 costs associated with the impairment of long-lived and intangible assets consisted of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets and inventory	68,558

Total	$544,801

During the nine months ended November 30, 2021 the Company did not identify any triggering events and there were no costs associated with the impairment of long-lived assets during the nine months ended November 30, 2021.

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

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of November 30, 2021. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at Daily Simple SOFR plus 2.37% (2.4% at November 30, 2021). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At November 30, 2021, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2022.

NOTE 10 – STOCKHOLDERS’ EQUITY

Cash Dividend

The Company paid a quarterly cash dividend of $0.12 per share of common stock on March 13, 2020 to stockholders of record on February 28, 2020.

As previously announced on May 11, 2020, the Board of Directors suspended the Company’s fiscal year 2021 first quarter cash dividend payment to preserve cash and provide additional flexibility in the current environment as a result of the economic impact of COVID-19. Furthermore, the Board of Directors has suspended future quarterly dividends until the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and its stockholders.

Future declarations of dividends will depend on, among other things, the Company's results of operations, financial condition, capital requirements, and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long-term interest of the Company’s stockholders.

On October 2, 2021, the Board of Directors approved the redemption of all the outstanding preferred stock purchase rights (the “Rights”) granted pursuant to the Rights Agreement, dated March 1, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (as amended, the “Rights Agreement”), commonly referred to as a “poison pill.” Immediately upon the action of the Board of Directors to approve the redemption of the Rights, the right to exercise the Rights terminated, which effectively terminated the Rights Agreement. Pursuant to the Rights Agreement, the Rights were redeemed at a redemption price of $0.01 per Right. As a result, the Company paid an aggregate amount of $61,276 to shareholders in October 2021 to redeem the Rights.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchases

On July 15, 2014, the Company publicly announced a plan to repurchase up to $3.0 million of its common stock in the open market or in private transactions, whenever deemed appropriate by management. As of November 30, 2021, approximately $638,000 remains available under the repurchase plan for further stock repurchases.

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

The Company recognized $677,370 and $946,994 of stock-based compensation expense during the three- and nine-month periods ended November 30, 2021, respectively, compared to $112,199 and $399,636 during the three- and nine-month periods ended November 30, 2020, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2021 and 2020:

	Nine Months Ended
	November 30,
	2021	2020
Outstanding non-vested restricted stock units as of February 28 or 29:	209,450	265,555
Granted	26,058	-
Vested	(117,470)	(51,393)
Cancelled/forfeited	(2,400)	(1,344)
Outstanding non-vested restricted stock units as of November 30:	115,638	212,818

Weighted average grant date fair value	$9.23	$9.40
Weighted average remaining vesting period (in years)	2.40	3.92

The Company issued 26,058 restricted stock units to non-employee directors during the three months ended November 30, 2021 and issued 9,000 unrestricted shares to non-employee directors during the nine months ended November 30, 2021 compared to no shares issued during the three and nine months ended November 30, 2020. In connection with these non-employee director stock issuances, the Company recognized $55,373 and $101,983 during the three and nine months ended November 30, 2021, respectively, compared to $0 of non-employee director stock-based compensation expense during the three and nine months ended November 30, 2020.

During the three- and nine-month periods ended November 30, 2021, the Company recognized $621,997 and $845,011, respectively, of stock-based compensation expense related to employee restricted stock unit grants. The restricted stock unit grants generally vest in equal annual or quarterly installments over a period of five to six years. During the nine-month periods ended November 30, 2021 and 2020, 117,470 and 51,393 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units granted as of November 30, 2021 was $913,096, which is expected to be recognized over the weighted-average period of 2.40 years.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended November 30, 2021 the Company accelerated 66,667 restricted stock units and recognized accelerated expense of $525,000. These restricted stock units were scheduled to vest through March 2025. The acceleration of the restricted stock units was the result of an agreement entered into by the Company and Mr. Merryman, the Company’s Chief Financial Officer and Interim Chief Executive Officer. See Notes 13 and 15 for additional information on costs associated with the contested solicitation of proxies, change in control severance payments, and the acceleration of restricted stock unit vesting.

The Company has no outstanding stock options as of November 30, 2021.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the nine months ended November 30, 2021, 960,677 shares of common stock warrants and 160,951 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended November 30, 2020, 960,677 shares of common stock warrants and 219,596 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 12 – LEASING ARRANGEMENTS

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels. All of the Company’s leases are classified as operating leases.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the nine months ended November 30, 2021 and 2020, lease expense recognized in the Consolidated Statements of Income was $582,344 and $630,871, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.1% as of November 30, 2021. The total estimated future minimum lease payments is $2.1 million.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2021, maturities of lease liabilities for the Company’s operating leases were as follows:

FY 22	$170,911
FY 23	536,712
FY 24	417,930
FY 25	268,966
FY 26	171,324
Thereafter	521,138
Total	$2,086,981

Less: imputed interest	(185,423)
Present value of lease liabilities:	$1,901,558

Weighted average lease term (in years)	6.8

During the nine months ended November 30, 2021, the Company entered into lease amendments to extend the terms of leases for certain Company-owned locations. These lease amendments resulted in the Company recognizing a present value of future lease liability of $475,908 based upon a total lease liability of $504,946. The Company did not enter into any lease agreements or amendments during the nine months ended November 30, 2020.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreement Payments upon a Change in Control

We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions. The employment agreements generally provide that, if the Company or the executive terminates the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary and (ii) the lesser of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred or (b) 25% of the executive's annual salary. The executive will also receive an additional payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage. Additionally, all of the named executive officer’s unvested restricted stock units will immediately vest and become exercisable and payable.

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

As a result of the changes in our Board of Directors, the Company may be liable to each executive for change in control payments contingent upon a triggering termination event. As of November 30, 2021 the amount of the cash severance payments and benefits contingent upon a triggering termination event are estimated to be approximately $859,000 and the acceleration of unvested restricted stock units with an unrecognized expense of approximately $128,000. The Company may further be liable for outplacement services obligations, consulting fees, and certain tax consequences associated with severance payments, benefits payments and stock awards. These additional obligations may have a material impact on the liability of the Company upon a triggering termination.

Purchase Contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of November 30, 2021, the Company was contracted for approximately $64,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

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

Three Months Ended November 30, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,251,381	$6,685,416	$275,530	$605,601	$-	$8,817,928
Intersegment revenues	(1,245)	(309,049)	-	-	-	(310,294)
Revenue from external customers	1,250,136	6,376,367	275,530	605,601	-	8,507,634
Segment profit (loss)	578,357	1,339,108	16,706	(56,790)	(3,833,894)	(1,956,513)
Total assets	1,590,914	10,988,056	651,372	4,824,466	9,243,856	27,298,664
Capital expenditures	650	59,095	2,620	12,751	58,485	133,601
Total depreciation & amortization	$9,060	$156,696	$1,397	$116,648	$14,981	$298,782

Three Months Ended November 30, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$934,793	$5,880,361	$273,378	$451,466	$-	$7,539,998
Intersegment revenues	(1,145)	(309,986)	-	-	-	(311,131)
Revenue from external customers	933,648	5,570,375	273,378	451,466	-	7,228,867
Segment profit (loss)	274,748	986,763	35,935	(30,060)	(571,278)	696,108
Total assets	1,232,759	10,647,718	640,383	5,036,284	10,723,870	28,281,014
Capital expenditures	-	16,830	-	-	9,376	26,206
Total depreciation & amortization	$8,998	$161,902	$1,393	$134,773	$19,506	$326,572

Nine Months Ended November 30, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,289,116	$17,434,641	$829,542	$2,334,487	$-	$24,887,786
Intersegment revenues	(4,258)	(856,106)	-	-	-	(860,364)
Revenue from external customers	4,284,858	16,578,535	829,542	2,334,487	-	24,027,422
Segment profit (loss)	1,866,829	3,254,726	61,029	262,202	(6,323,294)	(878,508)
Total assets	1,590,914	10,988,056	651,372	4,824,466	9,243,856	27,298,664
Capital expenditures	1,832	593,043	3,688	14,150	91,749	704,462
Total depreciation & amortization	$27,732	$469,562	$4,194	$350,047	$53,437	$904,972

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,230,132	$11,941,869	$527,061	$1,300,326	$-	$15,999,388
Intersegment revenues	(2,555)	(738,127)	-	-	-	(740,682)
Revenue from external customers	2,227,577	11,203,742	527,061	1,300,326	-	15,258,706
Segment profit (loss)	189,964	692,962	(419,967)	(475,875)	(4,036,968)	(4,049,884)
Total assets	1,232,759	10,647,718	640,383	5,036,284	10,723,870	28,281,014
Capital expenditures	150	42,027	72	1,712	33,098	77,059
Total depreciation & amortization	$29,231	$486,254	$6,188	$422,545	$60,321	$1,004,539

NOTE 15 – CONTESTED SOLICITATION OF PROXIES AND CHANGE IN CONTROL PAYMENTS

Contested Solicitation of Proxies

During the three and nine months ended November 30, 2021, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with its 2021 annual meeting of stockholders. During the three and nine months ended November 30, 2021, the Company incurred approximately $800,000 and $1.7 million, respectively, of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three and nine months ended November 30, 2020. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Employment Agreement Payments upon a Change in Control

As described above in Note 13, we have entered into employment agreements with certain of our executives, which contain, among other things, "change in control" severance provisions.

As previously announced, Bryan J. Merryman agreed to voluntarily step down as President and Chief Executive Officer (“CEO”) of the Company upon the hiring of a new President and CEO for the Company. The Company is actively engaged in the search for a new CEO to succeed Mr. Merryman who will continue until such time in the capacity of interim CEO.

In connection therewith, the Company and Mr. Merryman entered into a letter agreement dated November 8, 2021 (the “Letter Agreement”), effective November 3, 2021 (the “Effective Date”), amending that certain Second Restated Employment Agreement, dated as of February 26, 2019, by and between the Company and Mr. Merryman (the “Current Employment agreement”). Pursuant to the Letter Agreement, among other things, Mr. Merryman will (i) continue as Chief Financial Officer of the Company, and (ii) until the Company hires a new President and CEO, as the interim President and CEO of the Company. Except as specifically set forth in the Letter Agreement, all the terms and provisions of the Current Employment Agreement remain unmodified and in full force and effect. In addition, on November 3, 2021, the Compensation Committee of the Board of Directors recommended, and the Board of Directors unanimously approved, the acceleration of vesting of approximately 66,667 unvested restricted stock units previously granted to Mr. Merryman, such that the restricted stock units are fully vested as of November 3, 2021 (the “RSU Acceleration”).

As a result of this Letter Agreement the Company incurred the following costs during the three and nine months ended November 30, 2021:

Accrued severance compensation	$1,344,813
Accelerated restricted stock unit compensation expense:	525,000

Total	$1,869,813

These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impact of the novel coronavirus (COVID-19) on our business, including, among other things, disruptions to our supply chain, including, but not limited to, raw materials and freight costs, the availability of qualified labor, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales through the agreements with Edible, the outcome of the legal proceedings initiated against Immaculate Confections, the operator of RMCF locations in Canada, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2021. Additional factors that might cause such differences include, but are not limited to: the length and severity of the current COVID-19 pandemic and its effect on among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2021, there were two Company-owned, 97 licensee-owned and 161 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, Panama, and the Philippines. As of November 30, 2021, U-Swirl operated three Company-owned cafés and 66 franchised cafés located in 22 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During the nine months ended November 30, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

COVID-19

As discussed in more detail throughout this Quarterly Report on Form 10-Q for the nine months ended November 30, 2021 (this “Quarterly Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers throughout the United States and internationally. During the year ended February 28, 2021 nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees were not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Beginning in May 2020, most stores previously closed for much of March 2020 and April 2020 in response to the COVID-19 pandemic, began to re-open. During the year ended February 28, 2021, approximately 53 stores closed and have not re-opened and the future of these locations is uncertain. That is a closure rate significantly higher than historical levels. As of the date of this report, most stores have met or exceeded pre-COVID-19 sales levels, however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. Strong consumer spending and other macro-economic trends as well as the roll out of vaccines and relaxing of most local health restrictions have resulted in significant increases in sales at our franchise stores during the nine months ended November 30, 2021. Our ability to meet the increase in franchise store demand has been impacted by labor and supply chain constraints. We are unsure how the emergence of COVID-19 variants, such as Delta and Omicron, will impact the positive recovery trends.

Labor and Supply Chain

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have begun to see labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our manufacturing facility, or if we or our franchisees experience delays in stocking our products.

Contested Solicitation of Proxies

During the three and nine months ended November 30, 2021, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders. During the three and nine months ended November 30, 2021, the Company incurred approximately $800,000 and $1.7 million of costs, respectively, associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three and nine months ended November 30, 2020. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. Additionally, as a result of the contested solicitation of proxies and the resulting changes to the composition of the Company’s Board of Directors, the Company incurred $1.9 million of accrued severance costs and accelerated restricted stock unit expense during the three and nine months ended November 30, 2021. As previously announced, Bryan J. Merryman agreed to voluntarily step down as President and Chief Executive Officer (“CEO”) of the Company upon the hiring of a new President and CEO for the Company. The Company is actively engaged in the search for a new CEO to succeed Mr. Merryman who will continue until such time in the capacity of interim CEO.

Results of Operations

Three Months Ended November 30, 2021 Compared to the Three Months Ended November 30, 2020

Results Summary

Basic earnings per share decreased from $0.09 per share in the three months ended November 30, 2020 to a loss of $(0.24) per share in the three months ended November 30, 2021. Revenues increased 17.7% from $7.2 million in the three months ended November 30, 2020 to $8.5 million in the three months ended November 30, 2021. Income from operations decreased from $399,000 in the three months ended November 30, 2020 to a loss from operations of $(1,959,000) in the three months ended November 30, 2021. Net income decreased from $524,000 in the three months ended November 30, 2020 to a net loss of $(1,478,000) in the three months ended November 30, 2021. The increase in revenue was due primarily to the impacts from the COVID-19 pandemic during the three months ended November 30, 2020, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. During the three months ended November 30, 2021 most of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations have exceeded, pre-pandemic levels. The decrease in income from operations and net income was due primarily to the costs associated with the contested solicitation of proxies and the associated accrued severance and stock compensation costs.

Revenues

	Three Months Ended
	November 30,			%
($'s in thousands)	2021	2020	Change	Change
Factory sales	$6,376.4	$5,570.4	$806.0	14.5%
Retail sales	636.0	531.4	104.6	19.7%
Franchise fees	61.7	46.1	15.6	33.8%
Royalty and marketing fees	1,433.5	1,081.0	352.5	32.6%
Total	$8,507.6	$7,228.9	$1,278.7	17.7%

Factory Sales

The increase in factory sales for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was primarily due to a 37.8% increase in sales of product to our network of franchised and licensed retail stores, partially offset by a 31.1% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible Arrangements LLC (“Edible”), during the three months ended November 30, 2021 were approximately $413,400, or 4.9% of the Company’s revenues, compared to $1.2 million, or 16.3% of the Company’s revenues during the three months ended November 30, 2020. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended November 30, 2020, which significantly reduced traffic in our stores. During the three months ended November 30, 2021 most of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had exceeded, pre-pandemic levels. During the nine months ended November 30, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues. Same store pounds purchased by domestic franchise and licensed locations increased 2.6% during the three months ended November 30, 2021, when compared to the three months ended November 30, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

Retail Sales

Retail sales at Company-owned stores increased 19.7% during the three months ended November 30, 2021 compared to the three months ended November 30, 2020 as a result of all of our Company-owned stores being open during the three months ended November 30, 2021 compared to the limited operations of all of our Company-owned stores for much of the three months ended November 30, 2020. The limited operations of our Company-owned stores in the prior year period was the result of the COVID-19 pandemic and the associated public health measures in place during the three months ended November 30, 2020. As of November 30, 2021, all Company-owned stores had substantially resumed full operations following COVID-19 related closure.

Royalties, Marketing Fees and Franchise Fees

The increase in royalties and marketing fees from the three months ended November 30, 2020 to the three months ended November 30, 2021 was primarily due to the majority of our franchise locations having resumed normal operations during the three months ended November 30, 2021, due to the relaxing of restrictions related to the COVID-19 pandemic and the associated public health measures in place during the three months ended November 30, 2020 as well as the rollout of vaccines. Nearly all of our franchised locations experienced reduced operations during the three months ended November 30, 2020. Same store sales at domestic franchise locations increased 22.4% during the three months ended November 30, 2021 when compared to the three months ended November 30, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

The increase in franchise fee revenue for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was the result of an increase in revenue resulting from the closure of franchise locations and the associated recognition of revenue in the three months ended November 30, 2021, with no comparable revenue during the three months ended November 30, 2020. This increase was partially offset by fewer franchise stores in operation and the associated recognition of revenue over the terms of the various franchise agreements.

Costs and Expenses

Cost of Sales

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2021	2020	Change	Change

Cost of sales - factory	$4,960.9	$4,505.4	$455.5	10.1%
Cost of sales - retail	239.8	182.6	57.2	31.3%
Franchise costs	458.5	440.7	17.8	4.0%
Sales and marketing	377.2	382.5	(5.3)	(1.4)%
General and administrative	3,865.9	788.7	3,077.2	390.2%
Retail operating	420.3	361.4	58.9	16.3%
Total	$10,322.6	$6,661.3	$3,661.3	55.0%

Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$1,415.5	$1,065.0	$350.5	32.9%
Retail gross margin	396.2	348.8	47.4	13.6%
Total	$1,811.7	$1,413.8	$397.9	28.1%

	Three Months Ended
	November 30,		%	%
	2021	2020	Change	Change
(Percent)
Factory gross margin	22.2%	19.1%	3.1%	16.1%
Retail gross margin	62.3%	65.6%	(3.3)%	(5.1)%
Total	25.8%	23.2%	2.7%	11.5%

Adjusted Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$1,415.5	$1,065.0	$350.5	32.9%
Plus: depreciation and amortization	155.2	157.6	(2.4)	(1.5)%
Factory adjusted gross margin	1,570.7	1,222.6	348.1	28.5%
Retail gross margin	396.2	348.8	47.4	13.6%
Total Adjusted Gross Margin	$1,966.9	$1,571.4	$395.5	25.2%

Factory adjusted gross margin	24.6%	21.9%	2.7%	12.2%
Retail gross margin	62.3%	65.6%	(3.3)%	(5.1)%
Total Adjusted Gross Margin	28.0%	25.8%	2.3%	8.9%

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

Cost of Sales and Gross Margin

Factory gross margins increased to 22.2% in the three months ended November 30, 2021 compared to 19.1% the three months ended November 30, 2020, due primarily to higher average sell prices and a 12.5% increase in production volume in the three months ended November 30, 2021 compared to the three months ended November 30, 2020, partially offset by increased costs of materials and labor. The increase in production volume was the result of an increase in factory sales.

Retail gross margins decreased from 65.6% during the three months ended November 30, 2020 to 62.3% during the three months ended November 30, 2021. This decrease was primarily due to increased costs.

Franchise Costs

The increase in franchise costs in the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was due primarily to an increase in professional fees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.7% in the three months ended November 30, 2021 from 39.1% in the three months ended November 30, 2020. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of an increase in royalty revenues.

Sales and Marketing

Sales and marketing costs were comparable for the three months ended November 30, 2021 and the three months ended November 30, 2020.

General and Administrative

The increase in general and administrative costs for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 is primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders and the compensation costs associated with the letter agreement between the Company and Mr. Merryman. During the three months ended November 30, 2021, the Company incurred approximately $800,000 of costs associated with the contested solicitation of proxies and $1.9 million in change in control severance expense, compared with no comparable expenses incurred in the three months ended November 30, 2020. As a percentage of total revenues, general and administrative expenses increased to 45.4% in the three months ended November 30, 2021 compared to 10.9% in the three months ended November 30, 2020.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 was due primarily to the resumption of normal operations at most of our Company-owned stores so that most stores were fully operational during the three months ended November 30, 2021 compared to the limited operations of all of our Company-owned stores for much of the three months ended November 30, 2020. The limited operation of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the three months ended November 30, 2020. Retail operating expenses, as a percentage of retail sales, decreased from 68.0% in the three months ended November 30, 2020 to 66.1% in the three months ended November 30, 2021. This decrease is primarily the result of higher retail sales, partially offset by higher retail operating expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $144,000 in the three months ended November 30, 2021, a decrease of 15.0% from $169,000 in the three months ended November 30, 2020. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the consolidated financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales decreased 1.5% from $158,000 in the three months ended November 30, 2020 to $155,000 in the three months ended November 30, 2021.

Other Income (Expense)

Other income was $2,200 in the three months ended November 30, 2021 compared to other income of $298,000 realized in the three months ended November 30, 2020. This change was primarily the result of a gain on insurance recovery realized and debt forgiveness income during the three months ended November 30, 2020 with no comparable amounts realized during the three months ended November 30, 2021. Net interest expense was $21,200 in the three months ended November 30, 2020 compared with net interest income of $2,200 during the three months ended November 30, 2021. This change was primarily the result of the Company’s increased debt during the prior year as a result of measures taken to ensure adequate liquidity during the COVID-19 pandemic. During the prior year, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program. The line of credit was paid in full and Paycheck Protection Program loans were fully forgiven during the year ended February 28, 2021.

Income Tax Expense

Our effective income tax rate for the three months ended November 30, 2021 was 24.5% compared to an effective tax rate in the three months ended November 30, 2020 of 24.8%.

Nine Months Ended November 30, 2021 Compared to the Nine Months Ended November 30, 2020

Results Summary

Basic earnings per share increased from a net loss of $(0.51) per share for the nine months ended November 30, 2020 to a net loss of $(0.11) per share for the nine months ended November 30, 2021. Revenues increased 57.5% from $15.3 million for the nine months ended November 30, 2020 to $24.0 million for the nine months ended November 30, 2021. Loss from operations decreased from an operating loss of $(4.3) million for the nine months ended November 30, 2020 to an operating loss of $(1.1) million for the nine months ended November 30, 2021. Net loss decreased from a net loss of $(3.1) million for the nine months ended November 30, 2020 to a net loss of $(701,000) for the nine months ended November 30, 2021. The increase in revenue was due primarily to the impacts from the COVID-19 pandemic during the nine months ended November 30, 2020, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. During the nine months ended November 30, 2021 many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. These increases were partially offset by the costs associated with the contested solicitation of proxies incurred during the nine months ended November 30, 2021 with no comparable costs in the nine months ended November 30, 2020. The decrease in loss from operations and net loss was due primarily to recovery from the COVID-19 pandemic and the associated impact on revenue during the nine months ended November 30, 2020 partially offset by the costs associated with the contested solicitation of proxies and the associated accrued severance and stock compensation costs during the nine months ended November 30, 2021.

Revenues

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2021	2020	Change	Change
Factory sales	$16,578.5	$11,203.7	$5,374.8	48.0%
Retail sales	2,208.1	1,214.4	993.7	81.8%
Franchise fees	165.0	174.7	(9.7)	(5.6)%
Royalty and marketing fees	5,075.8	2,665.9	2,409.9	90.4%
Total	$24,027.4	$15,258.7	$8,768.7	57.5%

Factory Sales

The increase in factory sales for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was primarily due to an 86.6% increase in sales of product to our network of franchised and licensed retail stores partially offset by a 27.7% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible, during the nine months ended November 30, 2021 were approximately $1.2 million, or 5.0% of the Company’s revenues, compared to $2.1 million, or 13.9% of the Company’s revenues during the nine months ended November 30, 2020. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during the nine months ended November 30, 2020, which significantly reduced traffic in our stores. During the nine months ended November 30, 2021 most of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. During the nine months ended November 30, 2021, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues. Same store pounds purchased by domestic franchise and licensed locations increased 11.1% during the nine months ended November 30, 2021 when compared to the nine months ended November 30, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

Retail Sales

The increase in retail sales for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was primarily due to all of our Company-owned stores being open during the nine months ended November 30, 2021 compared to the closure or limited operations of all of our Company-owned stores for much of the nine months ended November 30, 2020. The closure or limited operations of our Company-owned stores in the prior year period was the result of the COVID-19 pandemic and the associated public health measures in place during the nine months ended November 30, 2020. As of November 30, 2021 most Company-owned stores had resumed full operations following COVID-19 related closure.

Royalties, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was primarily due to the majority of our franchise locations having resumed normal operations during the nine months ended November 30, 2021, due to the relaxing of restrictions related to the COVID-19 pandemic and the associated public health measures in place during the nine months ended November 30, 2020 as well as the rollout of vaccines earlier in the fiscal year. Nearly all of our franchised locations experienced reduced operations and periods of full closure during the nine months ended November 30, 2020. Same store sales at domestic franchise locations increased 17.8% during the nine months ended November 30, 2021 when compared to the nine months ended November 30, 2019 (the most recent comparable period prior to the business disruptions of COVID-19).

The decrease in franchise fee revenue for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was the result of a decrease in revenue resulting from the closure of franchise location and the associated recognition of revenue in the nine months ended November 30, 2020, with fewer comparable closures during the nine months ended November 30, 2021 and fewer franchise stores in operation and the associated recognition of revenue over the term of the various franchise agreements.

Costs and Expenses

Cost of Sales

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2021	2020	Change	Change

Cost of sales - factory	$13,065.3	$10,203.7	$2,861.6	28.0%
Cost of sales - retail	754.1	421.1	333.0	79.1%
Franchise costs	1,747.4	1,312.9	434.5	33.1%
Sales and marketing	1,195.8	1,265.5	(69.7)	(5.5)%
General and administrative	6,575.0	4,756.7	1,818.3	38.2%
Retail operating	1,304.6	1,010.0	294.6	29.2%
Total	$24,642.2	$18,969.9	$5,672.3	29.9%

Gross Margin

	Nine Months Ended
	November 30,		$	%
	2021	2020	Change	Change

Factory gross margin	$3,513.2	$1,000.0	$2,513.2	251.3%
Retail gross margin	1,454.0	793.3	660.7	83.3%
Total	$4,967.2	$1,793.3	$3,173.9	177.0%

	Nine Months Ended
	November 30,		%	%
	2021	2020	Change	Change

Factory gross margin	21.2%	8.9%	12.3%	137.4%
Retail gross margin	65.8%	65.3%	0.5%	0.8%
Total	26.4%	14.4%	12.0%	83.1%

Adjusted Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2021	2020	Change	Change

Factory gross margin	$3,513.2	$1,000.0	$2,513.2	251.3%
Plus: depreciation and amortization	464.8	473.3	(8.5)	(1.8)%
Factory adjusted gross margin	3,978.0	1,473.3	2,504.7	170.0%
Retail gross margin	1,454.0	793.3	660.7	83.3%
Total Adjusted Gross Margin	$5,432.0	$2,266.6	$3,165.4	139.7%

Factory adjusted gross margin	24.0%	13.2%	10.8%	82.5%
Retail gross margin	65.8%	65.3%	0.5%	0.8%
Total Adjusted Gross Margin	28.9%	18.3%	10.7%	58.4%

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

Cost of Sales and Gross Margin

Factory gross margins increased to 21.2% in the nine months ended November 30, 2021 compared to a gross margin of 8.9% during the nine months ended November 30, 2020, due primarily to a 39.4% increase in production volume, higher average sell prices, and the impacts of Employee Retention Credits in the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020, partially offset by increased costs of materials and labor. The increase in production volume was in response to a 48.0% increase in factory sales, primarily due to a resumption of normal factory operations during the nine months ended November 30, 2021 compared to significantly reduced operations during the nine months ended November 30, 2020. Operations during the nine months ended November 30, 2020 were lower than historical levels as a result of the impacts of the COVID-19 pandemic. As a result of the decrease in production volume, factory fixed costs, including idle labor, did not decrease proportionate to factory revenue during the nine months ended November 30, 2020. During the nine months ended November 30, 2020 the Company incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins increased from 65.3% during the nine months ended November 30, 2020 to 65.8% during the nine months ended November 30, 2021. The increase in retail gross margins was primarily the result of the resumption of normal operations during the nine months ended November 30, 2021 compared to the temporary closure of all of our Company-owned stores for portions of the nine months ended November 30, 2020 due to the COVID-19 pandemic, and the associated impact on perishable inventory. This increase was mostly offset by higher costs.

Franchise Costs

The increase in franchise costs in the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was due primarily to an increase in professional fees, the result of litigation with our licensee in Canada. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 33.3% in the nine months ended November 30, 2021 from 46.2% in the nine months ended November 30, 2020. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty fees partially offset by higher costs.

Sales and Marketing

The decrease in sales and marketing costs for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was primarily due to a decrease in online advertising costs.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 is primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders and the compensation costs associated with the letter agreement between the Company and Mr. Merryman. These increases were partially offset by a decrease in bad debt expense and a decrease in the impairment of certain intangible assets. During the nine months ended November 30, 2021, the Company incurred approximately $1.7 million of costs associated with the contested solicitation of proxies and $1.9 million in change in control severance expense, compared with no comparable costs incurred in the nine months ended November 30, 2020. As a percentage of total revenues, general and administrative expenses decreased to 27.4% in the nine months ended November 30, 2021 compared to 31.2% in the nine months ended November 30, 2020.

Retail Operating Expenses

The increase in retail operating expenses for the nine months ended November 30, 2021 compared to the nine months ended November 30, 2020 was a result of the re-opening of all of our Company-owned stores so that all stores were open during the nine months ended November 30, 2021 compared to the closure or limited operation of all of our Company-owned stores for much of the nine months ended November 30, 2020. The closure or limited operation of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the nine months ended November 30, 2020. Retail operating expenses, as a percentage of retail sales, decreased from 83.2% in the nine months ended November 30, 2020 to 59.1% in the nine months ended November 30, 2021. This decrease is primarily the result of higher retail sales partially offset by higher retail operating expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $440,000 in the nine months ended November 30, 2021, a decrease of 17.1% from $531,000 in the nine months ended November 30, 2020. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales decreased 1.8% from $473,000 in the nine months ended November 30, 2020 to $465,000 in the nine months ended November 30, 2021.

Other Income (Expense)

Other income decreased to $176,500 during the nine months ended November 30, 2021 compared to other income of $261,000 during the nine months ended November 30, 2020. This change was primarily the result of debt forgiveness income during the nine months ended November 30, 2020 with no comparable amounts realized during the nine months ended November 30, 2021. Net interest income was $9,300 in the nine months ended November 30, 2021 compared to net interest expense of $57,600 during the nine months ended November 30, 2020. This change was primarily the result of the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During the nine months ended November 30, 2020, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program. The line of credit was paid in full and Paycheck Protection Program loans were fully forgiven during the year ended February 28, 2021.

The Company recognized a gain on insurance recovery of $167,100 during the nine months ended November 30, 2021, compared with $210,500 recognized during the nine months ended November 30, 2020. The Company recognized forgiveness of debt of $108,300 during the nine months ended November 30, 2020, with no comparable amount recognized during the nine months ended November 30, 2021.

Income Tax Expense

Our effective income tax rate for the nine months ended November 30, 2021 was 20.2%, compared to 24.3% for the nine months ended November 30, 2020. This decrease was primarily the result of the impact of different values of vested restricted stock units for financial reporting purposes compared to how the same vested restricted stock units are valued for tax purposes.

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

As of November 30, 2021, working capital was $9.0 million, compared to $9.0 million as of February 28, 2021.

Cash and cash equivalent balances increased approximately $400,000 to $6.0 million as of November 30, 2021 compared to $5.6 million as of February 28, 2021, primarily due to improved operating results. Our current ratio was 2.5 to 1 at November 30, 2021 compared to 3.4 to 1 at February 28, 2021. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the nine months ended November 30, 2021, we had a net loss of $(700,908). Operating activities provided cash of $857,048, with the principal adjustment to reconcile the net income to net cash used by operating activities being an increase in accrued liabilities of $1,343,856, an increase in accounts payable of $1,079,671, depreciation and amortization of $904,972, and expense related to stock-based compensation of $709,210, partially offset by an increase in accounts receivable of $985,887 and an increase in inventory of $936,483. During the comparable 2020 period, we had a net loss of $(3,067,570), and operating activities used cash of $2,012,609. The principal adjustment to reconcile the net income to net cash used by operating activities being the provision for loss on accounts and notes receivable of $1,468,815, asset impairment and store closure losses of $544,060, depreciation and amortization of $1,004,539 and the expense recorded for stock compensation of $399,636.

During the nine months ended November 30, 2021, investing activities used cash of $407,457, primarily due to the purchases of property and equipment of $704,462 partially offset by proceeds from insurance recovery of $206,336. In comparison, investing activities provided cash of $198,438 during the nine months ended November 30, 2020 primarily due to proceeds from the sales of assets, the result of insurance proceeds, of $304,962.

During the nine months ended November 30, 2021, financing activities used cash of $61,276 due to the redemption of the shareholder rights plan. In comparison, financing activities provided cash of $4,263,021 during the prior year period primarily due to the use of the line of credit and receipt of loans under the Paycheck Protection Program, as described above. There was no amount outstanding related to our line of credit and loans under the Paycheck Protection Program as of November 30, 2021, the result of repayment and forgiveness, respectively.

Off-Balance Sheet Arrangements

As of November 30, 2021, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of November 30, 2021, we had purchase obligations of approximately $64,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

Impact of Inflation

We have recently experienced historically high levels of inflation related to labor and materials. Inflationary factors such as increases in the costs of ingredients and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Revolving Line of Credit Note, dated October 13, 2021, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association.

10.2	Letter Agreement, dated November 8, 2021, between Rocky Mountain Chocolate Factory, Inc. and Bryan J. Merryman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2021).

31.1*	Certification Filed Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification Furnished Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	* Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it’s XBRL (1))

101.SCH	* Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	* Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	* Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	* Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	* Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	* Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1937, as amended, or otherwise subject to liability under those sections.

* Filed herewith
** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 13, 2022	/s/ Bryan J. Merryman
Bryan J. Merryman, Interim Chief Executive Officer,
Chief Financial Officer and Treasurer