Form 10-K
period 2022-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2022-05-27
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $39,486,332. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 16, 2022, there were 6,207,165 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 28, 2022.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: the impacts of the COVID-19 pandemic and other global economic disruptions on our business, including, among other things, disruptions to our supply chain, including, but not limited to, raw materials and freight costs, the availability of qualified labor, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales through the agreements with Edible, the outcome of any legal proceedings involving the Company, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in this Annual Report in Item 1A. Additional factors that might cause such differences include, but are not limited to: the continued impacts of the COVID-19 pandemic and its effect on, among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

General

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” “Rocky Mountain,” “we,” “us,” or “our”), including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. We are also party to strategic alliance and ecommerce agreements with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby we sell our candy in their store locations and through their ecommerce platform. As of March 31, 2022, there were two Company-owned, 99 licensee-owned and 159 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, Panama, and the Philippines. As of March 31, 2022, U-Swirl operated three Company-owned cafés, 63 franchised and licensed cafés in 22 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In fiscal year (“FY”) 2022, approximately 48% of the products sold at Rocky Mountain Chocolate Factory stores were prepared on premises. We believe that in-store preparation of products creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

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

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.   There can be no assurance historical revenue levels with Edible will be indicative of future revenues.

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

Our consolidated revenues are primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products manufactured by us (69%-74%-68%); (ii) sales at Company-owned stores of chocolates, other confectionery products and frozen yogurt (including products manufactured by us) (9%-8%-10%) and (iii) the collection of initial franchise, royalties and marketing fees from franchisees (22%-18%-22%). For FY 2022, nearly all of our revenues were derived from domestic sources, with approximately 1% derived from international sources. The figures in parentheses above show the percentage of total revenues attributable to each source for the FY 2022, 2021 and 2020, respectively.

COVID-19

As discussed in more detail throughout this Annual Report, we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers throughout the United States and internationally. During FY 2021, nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees were not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Although most stores that previously temporarily closed in early 2020 in response to the COVID-19 pandemic have re-opened, during FY 2021, approximately 53 stores closed and have not re-opened and the future of these locations is uncertain. This closure rate is significantly higher than historical levels. As of the date of this report, most stores have met or exceeded pre-COVID-19 sales levels; however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. Strong consumer spending and other macro-economic trends as well as the roll out of vaccines and relaxing of most local health restrictions have resulted in significant increases in sales at our franchise stores during FY 2022. Our ability to meet the increase in franchise store demand has been impacted by labor and supply chain constraints. We are unsure how the emergence of COVID-19 variants will impact the positive recovery trends.

Labor and Supply Chain

Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. We have experienced and expect to continue to experience labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our manufacturing facility, or if we or our franchisees experience delays in stocking our products. For additional information, wee Item 1A. “Rick Factors” - The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control.

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

Strategic Partnership with Edible Arrangements®, LLC

We entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. Revenue from Edible represented approximately $1.7 million or 5.3% of our total revenues during the year ended February 28, 2022, compared to revenue of approximately $3.5 million or 15.1% of our total revenues during the year ended February 28, 2021. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory and U-Swirl Locations

We seek to increase profitability of our store system through increasing sales at existing store locations. Changes in system wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

FY 2018 compared to FY 2017	(2.9)%
FY 2019 compared to FY 2018	1.0%
FY 2020 compared to FY 2019	0.5%
FY 2021 compared to FY 2020	(24.8)%
FY 2022 compared to FY 2021	62.4%

Changes in system wide domestic same store retail sales at frozen yogurt franchise locations are as follows:

FY 2018 compared to FY 2017	(4.3)%
FY 2019 compared to FY 2018	(0.5)%
FY 2020 compared to FY 2019	1.3%
FY 2021 compared to FY 2020	(39.4)%
FY 2022 compared to FY 2021	65.1%

Same store sales declined during FY 2021 primarily as a result of nearly all of the franchise stores being directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. For additional information regarding the COVID-19 pandemic, its impact on our operations, and our response, please see Item 1 “BUSINESS – COVID-19.”

We have designed a contemporary and coordinated line of packaged products that we believe capture and convey the freshness, fun and excitement of the Rocky Mountain Chocolate Factory retail store experience. We also believe that frequent updates to our line of packaging has had a positive impact on same store sales.

Same Store Pounds Purchased by Existing Franchised and Licensed Locations

In FY 2022, same store pounds purchased by franchisees and licensees increased 58.9% compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations. We believe the increase in same store pounds purchased for FY 2022 was primarily due to a recovery from the large decline in store pounds purchased in FY 2021 as a result of COVID-19 and its impact on store operations. In FY 2022, same store pounds purchased by franchisees and licensees increased 11.7% compared to FY 2020 (the most recent comparable period prior to the business disruptions of COVID-19).

Enhanced Operating Efficiencies

We seek to improve our profitability by controlling costs and increasing the efficiency of our operations. Efforts in the last several years include: the purchase of additional automated factory equipment, implementation of a comprehensive advanced planning and scheduling system for production scheduling, implementation of alternative manufacturing strategies, installation of enhanced point-of-sale systems in all of our Company-owned stores and the majority of our franchised stores, and implementation of a serial/lot tracking and warehouse management system. These measures have significantly improved our ability to deliver our products to our stores safely, quickly and cost-effectively and positively impact store operations. Many efforts we have taken to improve operating efficiencies have been more than offset by declines in production volume. Production volume decreased approximately 30% from FY 2017 to FY 2020, the result of a decrease in customers, primarily franchisees and further decreased approximately 24% during FY 2021, the result of COVID-19 and its impact on store operations. During FY 2022 production volume increased approximately 27% as a result of higher demand associated with the recovery from COVID-19 business disruptions.

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

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including fudge, barks and caramel apples, in the store. Customers can observe store personnel making fudge from start to finish, including the mixing of ingredients in old-fashioned copper kettles and the cooling of the fudge on large granite or marble tables, and are often invited to sample the store's products. In FY 2022, an average of approximately 48% of the revenues of franchised stores were generated by sales of products prepared on premises. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, are fun and entertaining for our customers and convey an image of freshness and homemade quality.

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

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to exploit retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2022, Cold Stone Creamery franchisees operated 97 co-branded locations, our U-Swirl franchisees operated six co-branded locations and three Company-owned co-branded units were in operation.

We have previously entered into franchise developments and licensing agreements for the expansion of our franchise stores in Canada, the United Arab Emirates, the Republic of Panama, South Korea, the Republic of the Philippines, Vietnam, Qatar and Japan.

International units in operation were as follows at March 31, 2022:

Rocky Mountain Chocolate Factory
Canada	-
The Republic of Panama	1
The Republic of the Philippines	3
South Korea	1
U-Swirl Cafés (including all associated brands)
Qatar	1
Total	6

As noted in below in Part I. Item 1. Business – Franchising Program - International Franchising and Licensing, during FY 2021 the Company initiated formal legal proceedings against Immaculate Confections (“IC”), the operator of RMCF locations in Canada. In its complaint, the Company alleged, among other things, that IC has utilized the Company’s trademarks and other intellectual property without authority to do so and that IC has been unjustly enriched by their use of the Company’s trademarks and intellectual property.

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC had expired. In September 2021, the Company and IC reached a Settlement Agreement (the “IC Agreement”) whereby the parties agreed to a six month negotiation period to explore alternative solutions. The six month period lapsed in March 2022, however the parties have continued negotiations and negotiations continue as of the date of this filing. The IC Agreement contains provisions that would require IC to de-identify its locations if a solution is not reached. As of the date of this filing, IC operates 49 locations in Canada. During FY 2022 the Company recognized approximately $116,800 of factory revenue from locations operated by IC in Canada compared with no revenue recognized from locations operated by IC in Canada during FY 2021.

Products and Packaging

We produce approximately 400 chocolate candies and other confectionery products using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into approximately 250 varieties of packaged assortments. During the Christmas, Easter and Valentine's Day holiday seasons, we may make as many as 90 items, including many candies offered in packages, that are specially designed for such holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 400 chocolate candies and other confectionery products throughout the year and up to an additional 90 during holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. In FY 2022, approximately 49% of the revenues of Rocky Mountain Chocolate Factory stores are generated by products manufactured at our factory, 48% by products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and the remaining 3% by products such as ice cream, coffee and other sundries purchased from approved suppliers.

In FY 2022, approximately 17% of our factory sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as specialty markets, compared with 37% of our factory sales resulting from specialty markets customers in FY 2021. The majority of specialty markets sales during FY 2021 were the result of our strategic relationship with Edible. For FY 2021, Edible represented approximately 55% of total shipments to specialty markets and approximately 15% of our total revenues. See Item 1A “Risk Factors—Risks Related to Our Company and Strategy—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.” These products are produced using the same quality ingredients and manufacturing processes as the products sold in our network of retail stores.

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

Chocolate candies that we manufacture are sold at prices ranging from $20.90 to $32.95 per pound, with an average price of $25.56 per pound. Franchisees set their own retail prices, though we do recommend prices for all of our products.

Our frozen yogurt cafés feature a high-quality yogurt that we believe is superior to products offered by many of our competitors. Our product is nationally distributed and consistent among our cafés. Most cafés feature 8 to 16 flavor varieties, including custom and seasonal specialty flavors. Our toppings bars feature up to 70 toppings allowing for a customizable frozen dessert experience. Cafés typically sell frozen yogurt by the ounce, with prices generally ranging between $0.46 and $0.66 per ounce.

Operating Environment

Rocky Mountain Chocolate Factory

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: regional centers, outlet centers, tourist areas, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 28, 2022 include:

Outlet Centers	20.8%
Regional Centers	19.5%
Festival/Community Centers	19.5%
Tourist Areas	17.5%
Street Fronts	10.4%
Airports	5.8%
Other	6.5%

COVID-19 has had a significant impact on the operation of traditional high traffic environments. We are unable to predict the long-term impact of COVID-19 on high traffic environments and if these operating environments will continue to be attractive expansion opportunities in the future.

Outlet Centers

As of February 28, 2022, there were approximately 32 Rocky Mountain Chocolate Factory stores in outlet centers. We have established business relationships with most of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Regional Centers

As of February 28, 2022, there were Rocky Mountain Chocolate Factory stores in approximately 30 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although they often provide favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Festival and Community Centers

As of February 28, 2022, there were approximately 30 Rocky Mountain Chocolate Factory stores in festival and community centers. Festival and community centers offer retail shopping outside of traditional regional and outlet center shopping.

Tourist Areas, Street Fronts, Airports and Other Entertainment-Oriented Shopping Centers

As of February 28, 2022, there were approximately 27 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and sports arenas. As of February 28, 2022, there were 9 franchised Rocky Mountain Chocolate Factory stores at airport locations.

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

Franchising Program

General

Our franchising philosophy is one of service and commitment to our franchise system and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. In January 2011, Rocky Mountain Chocolate Factory was rated the number one franchise opportunity in the candy category by Entrepreneur Magazine (the last publication of this category ranking) and since then has been ranked in the Top 500 Franchises every year by Entrepreneur Magazine. As of March 31, 2022, there were 159 franchised stores in the Rocky Mountain Chocolate Factory system and 63 franchised stores under the U-Swirl frozen yogurt brands. We strive to bring this philosophy of service and commitment to all of our franchised brands and believe this strategy gives us a competitive advantage in the support of frozen yogurt franchises.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred to us by existing franchisees, to interested consumers who have visited one of our domestic franchise locations and to existing franchisees. We also advertise for new franchisees in national and regional newspapers and online as suitable potential store locations come to our attention. Franchisees are approved by us on the basis of the applicant's net worth and liquidity, together with an assessment of work ethic and personality compatibility with our operating philosophy.

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

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC had expired. In September 2021, the Company and IC reached a Settlement Agreement (the “IC Agreement”) whereby the parties agreed to a six month negotiation period to explore alternative solutions. The six month period lapsed in March 2022, however the parties have continued negotiations and negotiations continue as of the date of this filing. The IC Agreement contains provisions that would require IC to de-identify its locations if a solution is not reached. As of the date of this filing, IC operates 49 locations in Canada.

International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory, or a brand of U-Swirl in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. International license agreements in place include the following:

●	In March 2013, we entered into a Licensing Agreement in the country of South Korea. As of March 31, 2022, one unit was operating under this agreement.

●	In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of March 31, 2022, three units were operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Republic of the Panama. As of March 31, 2022, one unit was operating under the agreement.

●	In May 2017, we entered into a Licensing Agreement in the Socialist Republic of Vietnam. As of March 31, 2022, there were no units operating under the agreement.

●

Through our U-Swirl subsidiary, we have additional international development agreements covering Canada and the State of Qatar. As of March 31, 2022, no units were operating in Canada and one unit was operating in Qatar.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of March 31, 2022, Cold Stone Creamery franchisees operated 99 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of March 31, 2022, there were 9 franchise and Company-owned U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

During FY 2014, we began an initiative to finance entrepreneurial graduates of the Missouri Western State University (“MWSU”) entrepreneurial program. Beginning in FY 2010, recent graduates were awarded the opportunity to own a Rocky Mountain Chocolate Factory franchise under favorable financing terms. Prior to FY 2014, the financing was provided by an independent benefactor of the MWSU School of Business. Beginning in FY 2014, we began to finance the graduates directly, under similar terms as the previous financing facility. This program has generally included financing for the purchase of formerly Company-owned locations or for the purchase of underperforming franchise locations. As of February 28, 2022, approximately $23,000 was included in notes receivable as a result of this program. As of March 31, 2022, there were 25 units in operation by graduates of the MWSU entrepreneurial program. The program with MWSU is no longer active though many of the original participants in the program have become multi-unit operators.

As part of our business plan for FY 2023 we may finance up to $2 million of franchisee financing. This financing may be made available to franchisees who meet certain standards to qualify for the financing. The financing is expected to be used for the buildout expenses associated with new franchise locations.

Company Store Program

As of March 31, 2022, there were two Company-owned Rocky Mountain Chocolate Factory stores and three Company-owned U-Swirl cafés. Company-owned stores provide a training ground for Company-owned store personnel and district managers and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Managers of Company-owned stores are required to comply with all Company operating standards and undergo training and receive support from us similar to the training and support provided to franchisees. See "Franchising Program—Training and Support" and "Franchising Program—Quality Standards and Control" above for more information.

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

Employees

At February 28, 2022, we employed approximately 217 people, including 155 full-time employees. Most employees, with the exception of store management, factory management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to assure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employee exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Beginning in FY 2020 and continuing through FY 2022 the Company began selling its products to Edible under a strategic alliance. Sales to Edible constituted much of our revenue derived from sales to specialty markets during FY 2021 and FY 2022. Revenue from Edible represented approximately $1.7 million or 5.3% of our total revenues during the year ended February 28, 2022, compared to revenue of approximately $3.5 million or 15.1% of our total revenues during the year ended February 28, 2021. The loss of Edible, or any other specialty markets customer could have a material adverse effect on our revenue and profitability. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

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

Increases in Costs Could Adversely Affect Our Operations.

Inflationary factors such as increases in the costs of ingredients, energy and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on our increased costs to our customers or that our customers will continue to purchase at historical levels in the event that we pass along cost increases in the form of higher prices.

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

Same Store Sales Have Fluctuated and Will Continue to Fluctuate on a Regular Basis.

Our same store sales, defined as year-over-year sales for a store that has been open at least one year, have fluctuated significantly in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. During the past five fiscal years, same store sales results at Rocky Mountain Chocolate Factory franchise stores have fluctuated as follows: (a) from (24.8%) to 62.4% for annual results; and (b) from (29.3%) to 58.5% for quarterly results. During the past five fiscal years, same store sales results at U-Swirl franchise stores have fluctuated as follows: (a) from (39.4%) to 65.1% for annual results; and (b) from (29.5%) to 43.9% for quarterly results. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations. Same store sales declined during FY 2021 and established the large negative percentage changes reflected above, primarily as a result of nearly all of the franchise stores being directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. Same store sales increased during FY 2022 and established the large positive percentage changes reflected above, primarily as a result of nearly all of the franchise stores being directly and positively impacted by a resurgence in consumer demand following the relaxing of many public health measures taken in response to COVID-19.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. As of the date hereof, many states and the District of Columbia have set a minimum wage level higher than the federal minimum wage, including Colorado, where we employ the majority of our employees and minimum wage as of the date hereof is $12.56. We may be unable to increase our prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected.

Labor market trends have recently required, and may continue to require, that we pay employees at rates significantly higher than state minimum wage in order to be competitive in the labor market. We have limited options available to us to recruit and retain employees in the event that the labor market remains highly competitive in the long term. Our primary manufacturing facility is located in a region that may experience different or more sever labor challenges than the broader labor market.

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

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, the importance of such information technology systems and networks increased in FY 2021 and continued into FY 2022 due to many of our employees working remotely as a result of the COVID-19 pandemic.

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

Changes in Health Benefit Claims and Healthcare Reform Legislation Could Have a Material Adverse Effect on Our Operations.

We accrue for costs to provide self-insured benefits for our employee health benefits program. We accrue for self-insured health benefits based on historical claims experience and we maintain insurance coverage to prevent financial losses from catastrophic health benefit claims. We monitor pending and enacted legislation in an effort to evaluate the effects of such legislation upon our business. Our financial position or results of operations could be materially adversely impacted should we experience a material increase in claims costs or a change in healthcare legislation that impacts our business. Our accrued liability for self-insured employee health benefits at February 28, 2022 and February 28, 2021 was $113,000 and $129,000, respectively.

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

We have in the past made a regular quarterly cash dividend to our common stockholders. However, the payment of future dividends on our common stock will be subject to the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, capital requirements, and on such other factors as our Board of Directors may in its discretion consider relevant and in the best long-term interest of stockholders. Additionally, any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock. The Board of Directors has suspended future quarterly dividends until the significant uncertainty of the current public health crisis and economic climate has passed and the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders. There is no assurance that we will resume dividend payments in the future, or if we do, at the same levels as declared in the past. For additional information on our payments of dividends, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends" under Part II of this Annual Report.

Risks Related to the Economy

The Novel Coronavirus COVID-19 (COVID-19) Pandemic Has, and May Continue to, Materially and Adversely Affect our Sales, Earnings, Financial Condition and Liquidity.

The COVID-19 pandemic, and restrictions imposed by federal, state and local governments in response to the pandemic, have disrupted and will continue to disrupt our business. The pandemic has been, and may continue to be, a serious threat to public health and the economic well-being of our franchisees and other customers, our employees and our suppliers. The COVID-19 pandemic has been, and may continue to cause a disruption to our business and potential associated financial impacts include, but are not limited to, lower net sales in markets affected by the pandemic, including potential material shifts in, and impacts to, demand, the inability of us or our franchisees to sell our products in stores to customers and further disruption to in-store sales, the delay of, and potential increased costs related to, inventory production and fulfillment and potential incremental costs associated with mitigating the effects of the pandemic, including increased raw materials, freight and logistics costs and other expenses. Federal, state and local authorities have recommended social distancing and have imposed quarantine and isolation measures on large portions of the population, including mandatory business closures for all non-essential businesses in certain jurisdictions. Many of our franchisees are located in retail locations classified as non-essential, and, as a result, traffic to our franchised stores and demand for our products have declined and our sales have materially decreased, sometimes to zero where retail stores have been required to close. Consequently, our earnings and liquidity have been, and may continue to be, negatively impacted as a result. COVID-19 also impacted, and we expect that it will continue to impact, our supply chain, particularly as a result of mandatory shutdowns in locations where our suppliers are located. We have also experienced difficulty hiring and retaining manufacturing and store employees where on-site work is necessary. As a result, we have experienced and may continue to experience out-of-stocks and lost sales. We may be forced to close additional locations, or extend the closure of currently closed locations for reasons such as the health of our employees and further federal, state or local orders impacting our operations.

Difficult macroeconomic conditions in our markets, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could continue to have a material adverse effect on the demand for our products. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our premium products to lower-priced products offered by us or other companies, negatively impacting our net sales and margins. Softer consumer demand for our products, particularly in the United States, could reduce our profitability and could negatively affect our overall financial performance. A significant portion of our consolidated revenues are concentrated in the United States, where the COVID-19 pandemic impacts have been significant. Therefore, unfavorable macroeconomic conditions in the United States, including as a result of the COVID-19 pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. In addition, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek future financing. Additionally, we may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may continue to weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase, resulting in difficulty maintaining adequate liquidity, which would adversely impact our business, including by increasing our costs of future borrowing, if we are able to obtain additional financing on terms that are acceptable to us at all. Further, should the impacts of the pandemic and resulting performance adversely affect our ability to remain compliant with our covenants in our line of credit and absent a waiver or amendment from the lender, any outstanding borrowings on our line of credit may become immediately due.

In addition, the COVID-19 pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to our stores and our franchisees’ stores. Many governmental authorities in the United States have required that restaurants and retailers close or cease onsite service, which has negatively impacted and we expect may continue to negatively impact in-store sales of our and our franchisees’ products. Other locations have also implemented closures and/or modified their hours, either voluntarily or as a result of governmental orders or quarantines. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on in-store traffic and, in turn, our business. Even as the pandemic has subsided, fear of re-occurrence, the emergence or spread of variants or the perceived risk of infection or health risk may adversely affect traffic to our and our franchisees’ stores and, in turn, may have a material adverse effect on our business.

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

In addition to the foregoing, we have experienced, or may experience, the following adverse impacts from the COVID-19 pandemic:

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

●	An increase in costs associated with maintaining a safe workplace until at least such time as the public health crisis subsides.
●	All of our Company-owned stores were closed or were operating under extreme restrictions.
●	Our suppliers have faced similar impacts to their business.
●	An increase in bad debt expense
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

The COVID-19 pandemic is ongoing and the extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the pandemic within the markets in which we operate, the success of vaccination efforts including the rate of vaccination and effectiveness, the emergence of variants and the effectiveness of existing treatments and vaccines against such variants, related prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, which could impact consumer confidence and spending and actions that may be taken by governmental authorities to contain the pandemic or to mitigate its impact, all of which are highly uncertain and make it difficult to forecast any effects on our results of operations for FY 2023 and in subsequent years. The nature of the COVID-19 pandemic makes it impossible to predict how our business and operations will be affected in the near and long term.

General Economic Conditions Could Have a Material Adverse Effect on our Business, Results of Operations and Liquidity or our Franchisees, with Adverse Consequences to Us.

Consumer purchases of discretionary items, including our products, generally decline during weak economic periods, such as the recent economic downturn caused by the COVID-19 pandemic, and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions, including employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence, public health, value of the U.S. dollar versus foreign currencies and other macroeconomic factors. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of discretionary products altogether.

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

Risks related to Our Franchisees

The Financial Performance of Our Franchisees Can Negatively Impact Our Business.

Our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing fund, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of stores and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Rocky Mountain Chocolate Factory stores or U-Swirl cafés. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised stores was higher during FY 2021 as a result of the COVID-19 pandemic. This would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

A Significant Shift by Franchisees from Company-Manufactured Products to Products Produced by Third Parties Could Adversely Affect Our Operations.

In FY 2022, approximately 49% of franchised stores' revenues are generated by sales of products manufactured by and purchased from us, 48% by sales of products made in the stores with ingredients purchased from us or approved suppliers and 3% by sales of products purchased from approved suppliers for resale in the stores. Franchisees' sales of products manufactured by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and had an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

Risks Related to Our Supply Chain

The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control.

Several of the principal ingredients used in our products, including chocolate and nuts, are subject to significant price fluctuations. Although cocoa beans, the primary raw material used in the production of chocolate, are grown commercially in Africa, Brazil and several other countries around the world, cocoa beans are traded in the commodities market, and their supply and price are subject to volatility. We believe our principal chocolate supplier purchases most of its beans at negotiated prices from African growers, often at a premium to commodity prices. The supply and price of cocoa beans, and in turn of chocolate, are affected by many factors, including monetary fluctuations and economic, political and weather conditions in countries in which cocoa beans are grown. We purchase most of our nut meats from domestic suppliers who procure their products from growers around the world. The price and supply of nuts are also affected by many factors, including weather conditions in the various regions in which the nuts we use are grown. Although we often enter into purchase contracts for these products, significant or prolonged increases in the prices of chocolate or of one or more types of nuts, or the unavailability of adequate supplies of chocolate or nuts of the quality sought by us, could have a material adverse effect on us and our results of operations. The COVID-19 pandemic and other general economic conditions have resulted in pricing and supply disruptions to our supply chain and has also impacted our ability to offset such disruptions through increased prices to our customers. Increases in ingredient costs or supply chain disruptions may continue to be realized as a result of the COVID-19 pandemic and other general economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our manufacturing operations and corporate headquarters are located at a 53,000 square foot manufacturing facility, which we own, in Durango, Colorado. During FY 2022, our factory produced approximately 1.88 million pounds of chocolate candies, which was an increase of approximately 27.4% from the approximately 1.47 million pounds produced in FY 2021. During FY 2008, we conducted a study of factory capacity. As a result of this study, we believe the factory has the capacity to produce approximately 5.3 million pounds per year, subject to certain assumptions about product mix. In January 1998, we acquired a two-acre parcel adjacent to our factory to ensure the availability of adequate space to expand the factory as volume demands.

U-Swirl’s principal offices are the same as the Company’s and located at 265 Turner Drive, Durango, Colorado 81303.

As of February 28, 2022, the Company had obligations for two non-cancelable leases of five to ten years for Rocky Mountain Chocolate Factory Company-owned stores having varying expiration dates from January 2026 to July 2026, one of which contain optional five or ten-year renewal rights. We do not deem any individual store lease to be significant in relation to our overall operations.

The leases for our U-Swirl Company-owned cafés range from approximately 1,600 to 3,000 square feet and have varying expiration dates from April 2024 to May 2026, some of which contain optional five or 10-year renewal rights. We currently have three café leases in place, which range between $5,800 and $8,900 per month, exclusive of common area maintenance charges and taxes.

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

Holders

On May 16, 2022, there were approximately 430 record holders of our common stock. We believe that there are significantly more beneficial owners of our common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per common share on March 13, 2020 to stockholders of record on February 28, 2020. Due to the impacts of the COVID-19 pandemic and other related factors, on May 11, 2020, the Company announced that the Board of Directors suspended any future quarterly dividends until the Board of Directors determines that resumption of dividend payments is in the best interest of us and our stockholders. There is no assurance that we will resume dividend payments in the future, or if we do, at the same levels as declared in the past.

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

ITEM 6. RESERVED

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (collectively, the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates self-serve frozen yogurt stores. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. We are also party to strategic alliance and ecommerce agreements with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby we sell our candy in their store locations and through their ecommerce platform. As of March 31, 2022, there were two Company-owned, 99 licensee-owned and 159 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, Panama, and the Philippines. As of March 31, 2022, U-Swirl operated three Company-owned stores and 63 franchised and licensed stores located in 22 states and Qatar. U-Swirl operates self-serve frozen yogurt cafes under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  Purchases by Edible during FY 2022 and FY 2021 were approximately $1.7 million and $3.5 million, or 5.3% and 15.1% of the Company’s revenues, respectively. There can be no assurance historical revenue levels will be indicative of future revenues.

Current Trends and Outlook

As discussed in more detail throughout this Annual Report on Form 10-K for FY 2022 (this “Annual Report”), we have experienced significant business disruptions resulting from efforts to contain the rapid spread of the novel coronavirus (“COVID-19”), including the vast mandated self-quarantines of customers throughout the United States and internationally. During FY 2021, nearly all of the Company-owned and franchise stores were directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. As a result, franchisees and licensees were not ordering products for their stores in line with historical amounts. This trend has negatively impacted, and may continue to negatively impact, among other things, factory sales, retail sales and royalty and marketing fees. Although most stores that previously temporarily closed in early 2020 in response to the COVID-19 pandemic have re-opened, during FY 2021, approximately 53 stores closed and have not re-opened and the future of these locations is uncertain. This closure rate is significantly higher than historical levels. As of the date of this report, most stores have met or exceeded pre-COVID-19 sales levels; however, many retail environments have continued to be adversely impacted by changes to consumer behavior as a result of COVID-19. Most stores re-opened subject to various local health restrictions and often with reduced operations. Strong consumer spending and other macro-economic trends as well as the roll out of vaccines and relaxing of most local health restrictions have resulted in significant increases in sales at our franchise stores during FY 2022. Our ability to meet the increase in franchise store demand has been partially constrained by labor and supply chain constraints. We are unsure how the emergence of COVID-19 variants, such as Delta and Omicron, will impact the positive recovery trends.

In addition, as previously announced on May 11, 2020, the Board of Directors suspended future quarterly dividends until the Board of Directors determines that resumption of dividend payments is in the best interest of the Company and our stockholders.

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have seen labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our manufacturing facility, or if we or our franchisees experience delays in stocking our products.

During FY 2022, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders. During FY 2022, the Company incurred approximately $1.7 million of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in FY 2021. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. Additionally, as a result of the contested solicitation of proxies and the resulting changes to the composition of the Company’s Board of Directors, the Company incurred $2.0 million of accrued severance costs and accelerated restricted stock unit expense during FY 2022. As previously announced, Bryan J. Merryman agreed to voluntarily step down as President and Chief Executive Officer (“CEO”) of the Company upon the hiring of a new President and CEO for the Company. On May 5, 2022 the Company concluded its search for a new CEO with the announcement that Robert Sarlls will succeed Mr. Merryman as the Company’s CEO beginning on May 9, 2022.

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

Going forward in FY 2023, we are taking a conservative view of market conditions in the United States. We intend to continue to focus on our long-term objectives while seeking to maintain flexibility to respond to market conditions.

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

Efforts to reverse the decline in same store pounds purchased from the factory by franchised stores and to increase total factory sales depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs. In FY 2021, same store pounds purchased from the factory by franchised and co-branded licensed stores was significantly impacted by COVID-19 and the impact it had on store operations. During FY 2022, same store pounds purchased from the factory by franchised and co-branded licensed stores increased approximately 325.5% in the first quarter, increased approximately 63.8% in the second quarter, increased approximately 20.9% in the third quarter, increased approximately 21.1% in the fourth quarter, and increased 58.9% overall in FY 2022 as compared to the same periods in FY 2021.

We have expanded co-branding as a way to offset low franchise growth through a relationship with Cold Stone Creamery. We have additionally developed co-branded locations through U-Swirl brands. We believe that if this co-branding strategy continues to prove financially viable it could represent a significant future growth opportunity. As of February 28, 2022, Cold Stone licensees operated 97 co-branded locations, our U-Swirl franchisees operated 6 co-branded locations and we have co-branded 3 of our Company-owned cafés.

Results of Operations

Fiscal 2022 Compared To Fiscal 2021

Results Summary

Basic earnings per share increased from a net loss of $(0.15) per share in FY 2021 to a net loss of $(0.06) per share in FY 2022. Revenues increased 37.7% from $23.5 million for FY 2021 to $32.3 million for FY 2022. Operating loss decreased from an operating loss of $(3.5) million in FY 2021 to an operating loss of $(484,000) in FY 2022. Net loss decreased from a net loss of $(900,000) in FY 2021 to a net loss of $(342,000) in FY 2022. The increase in revenue was due primarily to the impacts from the COVID-19 pandemic during FY 2021, including its impact on our operation and the operations of our franchised, licensed and Company-owned locations. During FY 2022, many of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. These increases were partially offset by the costs associated with the contested solicitation of proxies incurred during FY 2022 with no comparable costs in FY 2021. The decrease in loss from operations and net loss was due primarily to recovery from the COVID-19 pandemic and the associated impact on revenue FY 2021 partially offset by the costs associated with the contested solicitation of proxies and the associated accrued severance and stock compensation costs during FY 2022.

REVENUES

	For the Year Ended
($'s in thousands)	February 28,		$	%
	2022	2021	Change	Change
Factory sales	$22,374.2	$17,321.0	$5,053.2	29.2%
Retail sales	2,853.3	1,858.5	994.8	53.5%
Franchise fees	213.9	226.7	(12.8)	(5.6)%
Royalty and marketing fees	6,901.2	4,074.5	2,826.7	69.4%
Total	$32,342.6	$23,480.7	$8,861.9	37.7%

Factory Sales

The increase in factory sales for FY 2022 compared FY 2021 was primarily due to an 70.0% increase in sales of product to our network of franchised and licensed retail stores partially offset by a 40.7% decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible, during FY 2022 were approximately $1.7 million, or 5.3% of the Company’s revenues, compared to $3.5 million, or 15.1% of the Company’s revenues during FY 2021. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of the COVID-19 pandemic and the associated public health measures in place during FY 2021, which significantly reduced traffic in our stores. During FY 2022 most of the disruptions experienced as a result of the COVID-19 pandemic were no longer impacting our network of franchised and licensed retail stores and many of our locations had returned to, or exceeded, pre-pandemic levels. During FY 2022, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues. Same store pounds purchased by domestic franchise and licensed locations increased 11.7% during FY 2022 when compared to FY 2020 (the most recent comparable period prior to the business disruptions of COVID-19).

Retail Sales

The increase in retail sales for FY 2022 compared to FY 2021 was primarily due to all of our Company-owned stores being open during FY 2022 compared to the closure or limited operations of all of our Company-owned stores for much of FY 2021. The closure or limited operations of our Company-owned stores in the prior year period was the result of the COVID-19 pandemic and the associated public health measures in place during FY 2021. As of February 28, 2022 most Company-owned stores had resumed full operations following COVID-19 related closure.

Royalties, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees during FY 2022 compared to FY 2021 was primarily due to the majority of our franchise locations having resumed normal operations during FY 2022, due to the relaxing of restrictions related to the COVID-19 pandemic and the associated public health measures in place during FY 2021 as well as the rollout of vaccines at the beginning of FY 2022. Nearly all of our franchised locations experienced reduced operations and periods of full closure during FY 2021. Same store sales at domestic franchise locations increased 18.9% in FY 2022 when compared to FY 2020 (the most recent comparable period prior to the business disruptions of COVID-19).

The decrease in franchise fee revenue during FY 2022 compared to FY 2021 was the result of a decrease in revenue resulting from the closure of franchise locations and the associated recognition of revenue in FY 2021, with fewer comparable closures during FY 2022 and fewer franchise stores in operation and the associated recognition of revenue over the term of the various franchise agreements.

COSTS AND EXPENSES

Cost of Sales

	For the Year Ended
	February 28,		$	%
($'s in thousands)	2022	2021	Change	Change

Cost of sales - factory	$18,153.8	$15,473.8	$2,680.0	17.3%
Cost of sales - retail	1,013.9	644.8	369.1	57.2%
Franchise costs	2,183.7	1,715.6	468.1	27.3%
Sales and marketing	1,610.7	1,712.8	(102.1)	(6.0)%
General and administrative	7,551.0	5,258.0	2,293.0	43.6%
Retail operating	1,727.7	1,381.8	345.9	25.0%
Total	$32,240.8	$26,186.8	$6,054.0	23.1%

Gross Margin	For the Year Ended
	February 28,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$4,220.4	$1,847.2	$2,373.2	128.5%
Retail gross margin	1,839.4	1,213.7	625.7	51.6%
Total	$6,059.8	$3,060.9	$2,998.9	98.0%

Gross Margin	For the Year Ended
	February 28,		%	%
	2022	2021	Change	Change
(Percent)
Factory gross margin	18.9%	10.7%	8.2%	76.6%
Retail gross margin	64.5%	65.3%	(0.8)%	(1.2)%
Total	24.0%	16.0%	8.0%	50.0%

Adjusted Gross Margin	For the Year Ended
(a non-GAAP measure)	February 28,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$4,220.4	$1,847.2	$2,373.2	128.5%
Plus: depreciation and amortization	620.8	625.5	(4.7)	(0.8)%
Factory adjusted gross margin	4,841.2	2,472.7	2,368.5	95.8%
Retail gross margin	1,839.4	1,213.7	625.7	51.6%
Total Adjusted Gross Margin	$6,680.6	$3,686.4	$2,994.2	81.2%

Factory adjusted gross margin	21.6%	14.3%	7.3%	51.0%
Retail gross margin	64.5%	65.3%	(0.8)%	(1.2)%
Total Adjusted Gross Margin	26.5%	19.2%	7.3%	38.0%

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

Cost of Sales and Gross Margin

Factory gross margins increased to 18.9% in FY 2022 compared to a gross margin of 10.7% during FY 2021, due primarily to a 27.4% increase in production volume, higher average sell prices, and the impacts of Employee Retention Credits in FY 2022 compared to FY 2021, partially offset by increased costs of materials and labor. The increase in production volume was in response to a 29.2% increase in factory sales, primarily due to a resumption of normal factory operations during FY 2022 compared to significantly reduced operations during FY 2021. Operations during FY 2021 were lower than historical levels as a result of the impacts of the COVID-19 pandemic. As a result of the decrease in production volume, factory fixed costs, including idle labor, did not decrease proportionate to factory revenue during FY 2021. During FY 2021 the Company incurred approximately $280,000 of production labor costs associated with paying employees who abided by local stay at home orders related to COVID-19 public health measures. This excess capacity cost, in the form of idle labor, was included in cost of sales.

Retail gross margins decreased from 65.3% during FY 2021 to 64.5% during FY 2022. The decrease in retail gross margins was primarily the result of higher costs.

Franchise Costs

The increase in franchise costs in FY 2022 compared to FY 2021 was due primarily to an increase in professional fees, the result of litigation with IC, our licensee in Canada. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 30.7% in FY 2022 from 39.9% in FY 2021. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty fees partially offset by higher costs.

Sales and Marketing

The decrease in sales and marketing costs during FY 2022 compared to FY 2021 was primarily due to a decrease in online advertising costs.

General and Administrative

The increase in general and administrative costs during FY 2022 compared to FY 2021 is primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders and the compensation costs associated with the letter agreement between the Company and Mr. Merryman. These increases were partially offset by a decrease in bad debt expense during FY 2022 compared to FY 2021 and an absence of impairment expense related to certain intangible assets during FY 2022 compared with impairment expense of $533,000 incurred during FY 2021. During FY 2022, the Company incurred approximately $1.7 million of costs associated with the contested solicitation of proxies and $2.0 million in change in control severance expense, compared with no comparable costs incurred in FY 2021. As a percentage of total revenues, general and administrative expenses increased to 23.3% in FY 2022 compared to 22.4% in FY 2021.

Retail Operating Expenses

The increase in retail operating expenses during FY 2022 compared to FY 2021 was a result of the re-opening of all of our Company-owned stores so that all stores were open during FY 2022 compared to the closure or limited operation of all of our Company-owned stores for much of FY 2021. The closure or limited operation of our Company-owned stores was the result of COVID-19 and the associated public health measures in place during the FY 2021. Retail operating expenses, as a percentage of retail sales, decreased from 74.4% during FY 2021 to 60.6% in FY 2022. This decrease is primarily the result of higher retail sales partially offset by higher retail operating expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $586,000 during FY 2022, a decrease of 17.5% from $711,000 incurred during FY 2021. This decrease was the result of a decrease in frozen yogurt cafés in operation and lower amortization of the associated franchise rights. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales decreased 0.8% from $626,000 during FY 2021 to $621,000 during FY 2022. This decrease was the result of certain assets becoming fully depreciated, partially offset by depreciation related to new assets acquired.

Other Income (Expense)

Other income decreased to $178,000 during FY 2022 compared to other income of $1.7 million during FY 2021. This change was primarily the result of debt forgiveness income during FY 2021 with no comparable amounts realized during FY 2022. Net interest income was $11,000 in FY 2022 compared to net interest expense of $77,000 during FY 2021. This change was primarily the result of the Company’s increased debt as a result of measures taken during the three months ended May 31, 2020 to ensure adequate liquidity during the COVID-19 pandemic. During FY 2021, the Company borrowed $3.4 million from its line of credit and borrowed $1.5 million of loans under the Paycheck Protection Program. The line of credit was paid in full and Paycheck Protection Program loans were fully forgiven during FY 2021.

The Company recognized a gain on insurance recovery of $167,100 during FY 2022, compared with $210,500 recognized during FY 2021. The Company recognized forgiveness of debt of $1.5 million during FY 2021, with no comparable amount recognized during FY 2022.

Income Tax Expense

We incurred $35,400 of income tax expense in FY 2022 on a loss before income taxes of $306,000, compared to an income tax benefit of $891,900 realized in FY 2021 on a loss before income taxes of $1.8 million. The income tax benefit in FY 2021 was primarily the result of debt forgiveness income being realized in FY 2021 with no associated income tax expense and the revaluation of a portion of deferred tax assets as a result of the Company realizing a taxable loss during FY 2021 that can be carried back to prior periods with a higher effective income tax rate. The income tax expense in FY 2022 was primarily the result of differences in the valuation of restricted stock awards and the realization of $155,000 of employee retention credits that reduced the loss that could be carried back to prior periods.

Fiscal 2021 Compared To Fiscal 2020

A discussion of our results of operations for FY 2021 in comparison to FY 2020 has been omitted from this Annual Report, but can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2021, filed with the SEC on June 1, 2021, as amended by our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2021, filed with the SEC on June 28, 2021, which are available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.rmcf.com).

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

As of February 28, 2022, working capital was $9.7 million compared with $9.0 million as of February 28, 2021. The increase in working capital was due primarily to our efforts to preserve liquidity during the COVID-19 pandemic, including the receipt of PPP funds and the suspension of our quarterly dividend. We have historically generated excess operating cash flow. We review our working capital needs and projections and when we believe that we have greater working capital than necessary we have historically utilized that excess working capital to repurchase common stock and pay dividends to our stockholders.

Cash and cash equivalent balances increased from $5.6 million as of February 28, 2021 to $7.6 million as of February 28, 2022 as a result of cash flows generated by financing activities. Our current ratio was 2.8 to 1.0 at February 28, 2022 compared to 3.4 to 1.0 at February 28, 2021. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2022, we had a net loss of $342,000. Operating activities provided cash of $2.9 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being an increase in accrued liabilities of $1.3 million, depreciation and amortization of $1.2 million and stock compensation expense of $1.1 million. During FY 2021, we had a net loss of $900,000. Operating activities provided cash of $67,000, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $1.3 million and stock compensation expense of $512,000.

During FY 2022, investing activities used cash of $605,000, primarily due to the purchases of property and equipment of $950,000, partially offset by proceeds received from an insurance recovery of $206,000. In comparison, investing activities used cash of $71,000 during FY 2021 primarily due to the purchases of property and equipment, intangible assets and deposits on future asset purchases of $461,000 partially offset by proceeds received from an insurance recovery of $305,000.

Financing activities used cash of $299,000 during FY 2022 and provided cash of $815,000 during the prior year. The change in cash used in financing activities was primarily due to the receipt of PPP proceeds in FY 2021.

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2022. In March 2020, as a precautionary measure in light of the COVID-19 pandemic and the related economic impacts, the Company drew the maximum amount available on the credit line in an amount equal to $3.4 million (the full amount of $5.0 million under the credit line, subject to the borrowing base of 50% of eligible accounts receivable plus 50% of eligible inventories). In February 2021, the Company repaid the credit line in full as a result of improving economic conditions and the full forgiveness of PPP loans. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at SOFR plus 2.37% (2.42% at February 28, 2022). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2022, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2022 and the Company believes it is likely to be renewed on terms similar to the current terms.

PPP Loan

In April 2020, the Company entered into a Loan Agreements and Promissory Notes (collectively the “SBA Loans”) with 1st SOURCE BANK pursuant to the Paycheck Protection Program (the “PPP”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $1.5 million from the SBA Loans. These loans were forgiven during FY 2021.

Contractual Obligations

The table below presents significant contractual obligations of the Company at February 28, 2022.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Operating leases	$1,859	$579	$630	$211	$439
Purchase contracts	45	45	-	-	-
Other long-term obligations	127	28	57	42	-
Total	$2,031	$652	$687	$253	$439

The Company made an average of $695,000 per year in capital expenditures during FY 2020 to FY 2022. For FY 2023 the Company anticipates making approximately $1.7 million of capital expenditures. The planned increase is the result of expected investment in machinery and equipment to replace equipment that has reached the end of its useful life.

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

Critical Accounting Estimates

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

We recorded an average expense of approximately $485,000 per year for potential uncollectible accounts over the three fiscal years ended February 28, 2022. Write-offs of uncollectible accounts net of recoveries averaged approximately $358,000 over the same period. The provision for uncollectible accounts is recognized as general and administrative expense in the Statements of Income. Over the past three fiscal years, the allowances for doubtful notes and accounts have ranged from 13.6% to 44.25% of gross receivables. As a result of COVID-19 and the associated impact on the liquidity of our customers, we recorded higher expense for potentially uncollectable accounts and a higher allowance as a percentage of gross receivables during FY 2021.

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

Inventories - Our inventories are stated at the lower of cost or net realizable value and are reduced for slow-moving, excess, discontinued and shelf-life expired inventories. Our estimate for such reduction is based on our review of inventories on hand compared to estimated future usage and demand for our products. Such review encompasses not only potentially perishable inventories but also specialty packaging, much of it specific to certain holiday seasons. If actual future usage and demand for our products are less favorable than those projected by our review, further inventory adjustments may be required. We closely monitor our inventory, both perishable and non-perishable, and related shelf and product lives. Historically we have experienced low levels of obsolete inventory or returns of products that have exceeded their shelf life. Over the three fiscal years ended February 28, 2022, the Company recorded expense averaging $313,000 per year for potential inventory losses, or approximately 1.8% of total cost of sales for that period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2022 and 2021; the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended February 28, 2022; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

To the Stockholders and Board of Directors of Rocky Mountain Chocolate Factory, Inc.

Accounts Receivable and Related Reserves

As described in Note 1 to the consolidated financial statements, in the normal course of business, the Company extends credit to customers, primarily franchisees, that satisfy predefined credit criteria. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectibility based on historical trends, and an evaluation of the impact of current and projected economic conditions. Estimates with regard to collectibility of accounts receivable are reasonably likely to change in the future. The Company may experience the failure of its wholesale customers, including its franchisees, to whom the Company extends credit to pay amounts owed to it on time, or at all, particularly if such customers are significantly impacted by COVID-19.

We identified the Company’s valuation of accounts receivable reserve as a critical audit matter. The principal considerations for our determination include management’s analysis of determining the reserve for customer and franchisee accounts receivable is complex and highly subjective and the Company has significant balances that age significantly longer than normal payment terms. Further, the Company’s customers and franchisees may be significantly impacted by COVID-19, making the estimates especially challenging as a result of market conditions.

The primary procedures we performed to audit this critical audit matter include the following:

●

We obtained an understanding of the Company’s accounting and control procedures for accounts receivable reserves by which those transactions are initiated, authorized, recorded, processed, corrected as necessary, transferred to the general ledger, and reported in the financial statements.

●

We performed a retrospective review of the prior year allowance for doubtful accounts to determine whether management judgments and assumptions relating to the estimates indicate possible bias on the part of management.

●

We confirmed year-end account balances directly with a sample of customers, and reviewed their year-end account balances for which subsequent cash receipts were not received through fieldwork dates. For those balances, we inquired of management regarding any collectibility issues for any uncollected accounts receivable outside the normal payment cycle.

●

We obtained the accounts receivable aging and compared the balances to the general ledger. We performed analytical procedures on the accounts receivable aging, reserve for bad debts, and bad debt expense.

●	We inquired of the client regarding any receivables with collectibility concerns and concluded on whether such circumstances have been taken into account in the recorded receivables balance.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2004.

Boulder, Colorado

May 27, 2022

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2022	2021	2020
Revenues
Sales	$25,227,495	$19,179,447	$24,718,968
Franchise and royalty fees	7,115,084	4,301,258	7,130,828
Total Revenue	32,342,579	23,480,705	31,849,796

Costs and Expenses
Cost of sales	19,167,672	16,118,625	18,214,896
Franchise costs	2,183,689	1,715,588	1,882,185
Sales and marketing	1,610,748	1,712,834	1,922,650
General and administrative	7,550,973	5,258,035	5,735,971
Retail operating	1,727,687	1,381,754	1,791,689
Depreciation and amortization, exclusive of depreciation and amortization expense of $620,798, $625,526, and $597,430, respectively, included in cost of sales	586,255	710,656	895,395
Costs associated with Company-owned store closures	-	57,100	15,400
Total costs and expenses	32,827,024	26,954,592	30,458,186

Income (Loss) from Operations	(484,445)	(3,473,887)	1,391,610

Other Income (Expense)
Interest expense	-	(94,506)	(19,016)
Interest income	11,007	17,662	29,738
Gain on insurance recovery	167,123	210,464	-
Paycheck Protection Program	-	1,548,576	-
Other income (expense), net	178,130	1,682,196	10,722

Income (Loss) Before Income Taxes	(306,315)	(1,791,691)	1,402,332

Income Tax Provision	35,382	(891,914)	368,500

Consolidated Net Income (Loss)	$(341,697)	$(899,777)	$1,033,832

Basic Earnings per Common Share	$(0.06)	$(0.15)	$0.17
Diluted Earnings per Common Share	$(0.06)	$(0.15)	$0.17

Weighted Average Common Shares
Outstanding - Basic	6,140,687	6,067,461	5,986,371
Dilutive Effect of Employee
Stock Awards	-	-	268,972
Weighted Average Common Shares
Outstanding - Diluted	6,140,687	6,067,461	6,255,343

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 28,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$7,587,374	$5,633,279
Accounts receivable, less allowance for doubtful accounts of $870,735 and $1,341,853, respectively	1,967,914	2,007,502
Notes receivable, current portion, less current portion of the valuation allowance of $47,228 and $32,571, respectively	8,680	84,819
Refundable income taxes	736,528	774,527
Inventories	4,354,202	4,062,885
Other	343,268	213,811
Total current assets	14,997,966	12,776,823
Property and Equipment, Net	5,499,890	5,152,015
Other Assets
Notes receivable, less current portion and valuation allowance of $65,059 and $79,716, respectively	-	42,525
Goodwill, net	729,701	729,701
Franchise rights, net	2,078,066	2,519,764
Intangible assets, net	353,685	395,946
Deferred income taxes	1,388,271	1,144,764
Lease right of use asset	1,771,034	1,925,591
Other	62,148	264,023
Total other assets	6,382,905	7,022,314
Total Assets	$26,880,761	$24,951,152
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,579,917	$1,297,211
Accrued salaries and wages	2,125,430	735,241
Gift card liabilities	574,883	617,438
Other accrued expenses	239,644	253,345
Contract liabilities	195,961	194,737
Lease liability	595,897	682,348
Total current liabilities	5,311,732	3,780,320
Lease Liability, Less Current Portion	1,218,256	1,278,354
Contract Liabilities, Less Current Portion	950,847	924,909
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,186,356 shares and 6,074,293 shares issued and outstanding, respectively	6,186	6,074
Additional paid-in capital	8,806,930	7,971,712
Retained earnings	10,586,810	10,989,783
Total stockholders' equity	19,399,926	18,967,569
Total Liabilities and Stockholders' Equity	$26,880,761	$24,951,152

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2022	2021	2020
Common Stock
Balance at beginning of year	$6,074	$6,020	$5,958
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	9	-	23
Equity compensation, restricted stock units, net of shares withheld	103	54	39
Balance at end of year	6,186	6,074	6,020

Additional Paid-In Capital
Balance at beginning of year	7,971,712	7,459,931	6,650,864
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	46,601	-	210,951
Equity compensation, restricted stock units, net of shares withheld	788,617	511,781	598,116
Balance at end of year	8,806,930	7,971,712	7,459,931

Retained Earnings
Balance at beginning of year	10,989,783	11,889,560	13,733,010
Net (loss) income attributable to RMCF stockholders	(341,697)	(899,777)	1,033,832
Cash dividends declared	-	-	(2,877,282)
Redemption of outstanding preferred stock purchase rights	(61,276)	-	-
Balance at end of year	10,586,810	10,989,783	11,889,560

Total Stockholders' Equity	19,399,926	18,967,569	19,355,511

Common Shares
Balance at beginning of year	6,074,293	6,019,532	5,957,827
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	9,000	-	22,870
Equity compensation, restricted stock units, net of shares withheld	103,063	54,761	38,835
Balance at end of year	6,186,356	6,074,293	6,019,532

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 28 OR 29,
	2022	2021	2020
Cash Flows From Operating Activities
Net (Loss) Income	$(341,697)	$(899,777)	$1,033,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,207,053	1,336,182	1,492,825
Provision for obsolete inventory	384,473	262,156	360,614
Provision for loss on accounts and notes receivable	-	1,257,010	197,830
Asset impairment and store closure losses	-	532,602	15,400
(Gain) Loss on sale or disposal of property and equipment	(171,476)	(197,037)	11,174
Forgiveness of Paycheck Protection Program	-	(1,537,200)	-
Expense recorded for stock compensation	1,073,115	511,835	866,177
Deferred income taxes	(243,507)	(514,685)	(22,657)
Changes in operating assets and liabilities:
Accounts receivable	39,588	1,022,975	(453,816)
Refundable income taxes	37,999	(356,209)	(228,118)
Inventories	(598,234)	(617,268)	297,306
Other current assets	(129,457)	195,891	(91,577)
Accounts payable	209,266	(901,090)	1,205,891
Accrued liabilities	1,341,941	(2,318)	(47,783)
Contract liabilities	49,090	(25,721)	(184,232)
Net cash provided by operating activities	2,858,154	67,346	4,452,866

Cash Flows from Investing Activities
Proceeds received on notes receivable	118,663	85,345	146,455
Purchase of intangible assets	-	(99,048)	(75,000)
Proceeds from insurance recovery	206,336	304,962	-
Proceeds from the sale or distribution of assets	27,693	-	763
Purchases of property and equipment	(947,690)	(154,492)	(983,941)
(Increase) decrease in other assets	(10,000)	(207,761)	314
Net cash used in investing activities	(604,998)	(70,994)	(911,409)

Cash Flows from Financing Activities
Payments on long-term debt	-	-	(1,176,488)
Repurchase of common stock through net settlement of restricted stock units	(237,785)	-	(57,048)
Proceeds from Paycheck Protection Program	-	1,537,200	-
Dividends paid and redemption of outstanding preferred stock purchase rights	(61,276)	(722,344)	(2,869,877)
Net cash provided by (used in) financing activities	(299,061)	814,856	(4,103,413)

Net Increase (Decrease) in Cash and Cash Equivalents	1,954,095	811,208	(561,956)

Cash and Cash Equivalents, Beginning of Period	5,633,279	4,822,071	5,384,027

Cash and Cash Equivalents, End of Period	$7,587,374	$5,633,279	$4,822,071

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), U-Swirl International, Inc. (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company” or "RMCF").

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

In FY 2020 and early FY 2021 we entered into a long-term strategic alliance and ecommerce agreements, respectively, with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it is intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are intended to be available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022 certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  Purchases by Edible during FY 2022 and FY2021 were approximately $1.7 million and $3.5 million, or 5.3% and 15.1% of the Company’s revenues, respectively. There can be no assurance historical revenue levels will be indicative of future revenues.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and its subsidiaries at February 28, 2022:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	6	154	160
International license stores	1	5	6
Cold Stone Creamery - co-branded	5	97	102
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	55	56
Franchise stores - Domestic - co-branded	1	6	6
International license stores	-	1	1
Total	14	323	337

Consolidation

Management accounts for the activities of the Company and its subsidiaries, and the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. This amount was approximately $7.1 million at February 28, 2022.

Accounts and Notes Receivable

In the normal course of business, the Company extends credit to customers, primarily franchisees that satisfy pre-defined credit criteria. The Company believes that it has limited concentration of credit risk primarily because its receivables are secured by the assets of the franchisees to which the Company ordinarily extends credit, including, but not limited to, their franchise rights and inventories. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable, assessments of collectability based on historical trends, and an evaluation of the impact of current and projected economic conditions. The process by which the Company performs its analysis is conducted on a customer by customer, or franchisee by franchisee, basis and takes into account, among other relevant factors, sales history, outstanding receivables, customer financial strength, as well as customer specific and geographic market factors relevant to projected performance. The Company monitors the collectability of its accounts receivable on an ongoing basis by assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future. At February 28, 2022, the Company had $120,967 of notes receivable outstanding and an allowance for doubtful accounts of $112,287 associated with these notes, compared to $239,631 of notes receivable outstanding and an allowance for doubtful accounts of $112,287 at February 28, 2021. The notes require monthly payments and bear interest rates ranging from 4.5% to 5.5%. The notes mature through May 2023 and approximately $98,000 of notes receivable are secured by the assets financed. The Company may experience the failure of its wholesale customers, including its franchisees, to whom it extends credit to pay amounts owed to the Company on time, or at all, particularly if such customers are significantly impacted by COVID-19. As of March 1, 2021 and 2020 the Company had $2,007,502 and $4,049,959, respectively, of accounts receivable.

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

Income Taxes

The Company provides for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. The Company has recorded a deferred tax asset related to historical U-Swirl losses and has determined that these losses are restricted due to a limitation on the deductibility of future losses in accordance with Section 382 of the Internal Revenue Code as a result of the foreclosure transaction. The Company's temporary differences are listed in Note 14.

Gift Card Breakage

The Company and its franchisees sell gift cards that are redeemable for product in stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included current liabilities in the balance sheets.

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $574,883 and $617,438 at February 28, 2022 and February 28, 2021, respectively. The Company recognized breakage of $89,525 and $53,160 during FY 2022 and FY 2021, respectively.

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

Intangible Assets

Intangible assets represent non-physical assets that create future economic value and are primarily composed of packaging design, store design, trademarks and non-competition agreements. Intangible assets are amortized on a straight line bases over a period ranging from 3 years to 20 years based on the expected future economic value of the intangible asset. Intangible assets are recorded at their cost. The Company performs intangible asset impairment testing on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s intangible assets are further described in Note 7 to the financial statements.

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

Franchise and Royalty Fees

The Company recognizes franchise fees over the term of the associated franchise agreement, which is generally a period of 10 to 15 years. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. The Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company and recognizes a ten percent (10%) royalty on all other sales of product sold at franchise locations. Royalty fees for U-Swirl cafés are based on the rate defined in the acquired contracts for the franchise rights and range from 2.5% to 6% of gross retail sales.

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

Vulnerability Due to Certain Concentrations

As described above, In FY 2020, we entered into a long-term strategic alliance whereby we intend to become the exclusive provider of certain branded chocolate products to Edible. Also in FY 2020, the founder of Edible was elected to the Company’s Board of Directors, but subsequently resigned his position on the Board of Directors in January 2021. In FY 2020 and continuing through FY 2022 the Company began selling its products to Edible under a strategic alliance. Sales to Edible constituted much of our revenue derived from sales to specialty markets during FY 2022. Revenue from Edible represented approximately $1.7 million or 5.3% of our total revenues during the year ended February 28, 2022, compared to revenue of approximately $3.5 million or 15.1% of our total revenues during the year ended February 28, 2021. During FY 2022, certain disagreements arose between RMCF and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

Stock-Based Compensation

At February 28, 2022, the Company had one stock-based compensation plan, the Company’s 2007 Equity Incentive Plan (as amended and restated), for employees and non-employee directors which authorized the granting of equity awards.

The Company recognized $1,073,115, $511,835, and $866,177 related to equity-based compensation expense during the years ended February 28 or 29, 2022, 2021 and 2020, respectively. Compensation costs related to share-based compensation are generally recognized over the vesting period.

During FY 2022, the Company granted 26,058 restricted stock units to non-employee directors with a grant date fair value of $221,496. During FY 2021, the Company did not grant any restricted stock units to employees and non-employee directors. There were no stock options granted to employees during FY 2022 or FY 2021. The restricted stock unit grants generally vest 17 to 20% annually, or 5% per quarter over a period of five to six years. The Company recognized $1,026,505 of consolidated stock-based compensation expense related to restricted stock unit grants during FY 2022 compared with $511,835 in FY 2021 and $598,155 in FY 2020. Total unrecognized stock-based compensation expense of non-vested, non-forfeited shares granted, as of February 28, 2022 was $786,796, which is expected to be recognized over the weighted average period of 2.3 years.

The Company issued 9,000 unrestricted shares of stock to non-employee directors during the year ended February 28, 2022 compared to no shares issued during the year ended February 28, 2021 and 14,078 shares issued during the year ended February 29, 2020. In connection with these non-employee director stock issuances, the Company recognized $46,610, $0 and $130,172 of stock-based compensation expense during year ended February 28 or 29, 2022, 2021 and 2020, respectively.

During FY 2022 the Company accelerated 66,667 restricted stock units and recognized accelerated expense of $525,000. These restricted stock units were scheduled to vest through March 2025. The acceleration of the restricted stock units was the result of an agreement entered into by the Company and Mr. Merryman, the Company’s Interim Chief Financial Officer and Interim Chief Executive Officer. See Notes 1, 12 and 19 for additional information on costs associated with the contested solicitation of proxies, change in control severance payments, and the acceleration of restricted stock unit vesting. The Company issued 15,000 fully vested, unrestricted shares of stock as bonus compensation to its Interim Chief Executive Officer during the year ended February 29, 2020 in consideration of the entry into a strategic alliance with Edible, as discussed below. Associated with this unrestricted stock award, the Company recognized $137,850 in stock-based compensation expense during the year ended February 29, 2020.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units. Following the expiration of all outstanding options during FY 2017, no stock options were excluded from diluted shares.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the year ended February 28, 2022, 960,677 shares of common stock warrants and 147,422 shares of unvested restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended February 28, 2021, 960,677 shares of common stock reserved for issuance under warrants and 217,103 shares of unvested restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expense for RMCF amounted to $210,103, $265,285, and $276,602 for the fiscal years ended February 28 or 29, 2022, 2021 and 2020, respectively. Total advertising expense for U-Swirl and its brands amounted to $140,146, $95,215, and $203,004 for the fiscal years ended February 28 or 29, 2022, 2021 and 2020, respectively.

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

Related Party Transactions

As described above, in FY 2020 and early FY 2021, the Company entered into a long-term strategic alliance and commerce agreement, respectively, with Edible whereby the Company is intended to become the exclusive provider of certain branded chocolate products to Edible. Also in FY 2020 the founder of Edible was elected to the Company’s Board of Directors, but subsequently resigned his position on the Board of Directors in January 2021. During the years ended February 28, 2022, 2021 and 2020, the Company recognized approximately $1.7 million, $3.5 million and $320,000, respectively, of revenue related to purchases from Edible, its affiliates and its franchisees.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

Cash paid (received) for:	2022	2021	2020
Interest	$5,202	$76,803	$20,610
Income taxes	240,890	(21,021)	619,276
Non-cash Financing Activities
Dividend payable	$-	$-	$722,344

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

The following table summarizes contract liabilities as of February 28, 2022 and February 28, 2021:

	Twelve Months Ended
	February 29 or 28:
	2022	2021
Contract liabilities at the beginning of the year:	$1,119,646	$1,155,809
Revenue recognized	(213,911)	(226,720)
Contract fees received	263,000	201,000
Amortized gain on the financed sale of equipment	(21,927)	(10,443)
Contract liabilities at the end of the year:	$1,146,808	$1,119,646

At February 28, 2022, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2023	$195,961
2024	172,991
2025	158,006
2026	145,884
2027	129,193
Thereafter	344,773
Total	$1,146,808

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

Factory Sales of Confectionary Items, Retail Sales and Royalty and Marketing Fees

Confectionary items sold to the Company’s franchisees, others and its Company-owned stores sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales and recognized at the time the sales occur.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

For the Year Ended February 28, 2022

Revenues recognized over time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Franchise fees	$179,678	$-	$-	$34,233	$213,911

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	22,374,175	-	-	22,374,175
Retail sales	-	-	1,160,295	1,693,025	2,853,320
Royalty and marketing fees	5,774,400	-	-	1,126,773	6,901,173
Total	$5,954,078	$22,374,175	$1,160,295	$2,854,031	$32,342,579

For the Year Ended February 28, 2021

Revenues recognized over time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Franchise fees	$178,042	$-	$-	$48,678	$226,720

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	17,321,001	-	-	17,321,001
Retail sales	-	-	896,793	961,653	1,858,446
Royalty and marketing fees	3,367,345	-	-	707,193	4,074,538
Total	$3,545,387	$17,321,001	$896,793	$1,717,524	$23,480,705

For the Year Ended February 29, 2020

Revenues recognized over time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Franchise fees	$230,543	$-	$-	$94,439	$324,982

Revenues recognized at a point in time:

	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	21,516,530	-	-	21,516,530
Retail sales	-	-	1,104,171	2,098,267	3,202,438
Royalty and marketing fees	5,300,089	-	-	1,505,757	6,805,846
Total	$5,530,632	$21,516,530	$1,104,171	$3,698,463	$31,849,796

NOTE 5 - INVENTORIES

Inventories consist of the following at February 28:

	2022	2021
Ingredients and supplies	$2,753,068	$2,464,123
Finished candy	2,168,084	1,888,818
U-Swirl food and packaging	56,319	39,518
Reserve for slow moving inventory	(623,269)	(329,574)
Total inventories	$4,354,202	$4,062,885

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

	2022	2021
Land	$513,618	$513,618
Building	5,148,854	4,827,807
Machinery and equipment	10,207,182	10,129,508
Furniture and fixtures	787,921	797,303
Leasehold improvements	985,914	985,407
Transportation equipment	479,701	429,789
	18,123,190	17,683,432

Less accumulated depreciation	(12,623,300)	(12,531,417)
Property and equipment, net	$5,499,890	$5,152,015

Depreciation expense related to property and equipment totaled $723,094, $765,764, and $786,648 during the fiscal years ended February 28 or 29, 2022, 2021 and 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at February 28:

				2022		2021
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$240,409	$394,826	$221,504
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	357,071	556,339	333,715
Franchise rights		20		5,979,637	3,901,571	5,979,637	3,459,873
Total				7,482,605	5,050,854	7,482,605	4,566,895
Goodwill and intangible assets not subject to amortization
Franchising segment
Company stores goodwill				$515,065		$515,065
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total				729,701		729,701

Total Goodwill and Intangible Assets				$8,212,306	$5,050,854	$8,212,306	$4,566,895

Amortization expense related to intangible assets totaled $483,959, $570,418, and $706,177 during the fiscal years ended February 28 or 29, 2022, 2021 and 2020, respectively.

At February 28, 2022, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2023	409,393
2024	346,672
2025	294,427
2026	251,342
2027	215,382
Thereafter	914,535
Total	$2,431,751

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the three months ended May 31, 2020. Based on the results of these assessments, we recorded $533,000 of expense. This expense is presented within general and administrative expense on the Consolidated Statements of Operations.

Certain interim tests conducted during the three months ended May 31, 2020 did not indicate a need for impairment. Franchise rights, store design, manufacturing segment goodwill and franchising goodwill tests succeeded during the interim period. We believe we have made reasonable estimates and judgements, however, further COVID-19 related impacts could cause interim testing to be performed in future periods and further impairments recorded if testing of impairments is not successful in future periods.

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

During FY 2021, costs associated with the impairment of goodwill and long-lived assets consist of the following:

Company store goodwill impairment	$317,243
Trademark intangible asset impairment	159,000
Company-owned store impairment of long-lived assets	57,100

Total	$533,343

During FY 2022 there were no costs associated with the impairment of long-lived assets.  During FY 2020 $15,400 of costs were incurred associated with the impairment of Company-owned store long-lived assets.

NOTE 9 –NOTES PAYABLE AND REVOLVING CREDIT LINE

Paycheck Protection Program

During FY 2021 the Company received promissory notes pursuant to the Paycheck Protection Program (“PPP”), under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA Loans”). The Company received total proceeds of $1.5 million from SBA Loans. During FY 2021, approximately $1.5 million, representing all of the original loan proceeds, was forgiven by the SBA.

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

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of February 28, 2022. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at SOFR plus 2.37% (2.42% at February 28, 2022). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At February 28, 2022, the Company was in compliance with all such covenants. The credit line is subject to renewal in September 2022.

NOTE 10 - STOCK COMPENSATION PLANS

In FY 2021, stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (as amended and restated, the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock awards under the 2007 Plan as of February 28, 2022:

Original share authorization:	300,000
Prior plan shares authorized and incorporated in the 2007 Plan:	85,340
Additional shares authorized through 2007 Plan amendments:	600,000
Available for award:	985,340
Cancelled/forfeited:	234,490
Shares awarded as unrestricted shares, stock options or restricted stock units:	(901,545)

Shares available for award:	318,285

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 28, 2022, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 28 or 29:
	2022	2021	2020
Outstanding non-vested restricted stock units at beginning of year:	209,450	265,555	25,002
Granted	26,058	-	280,000
Vested	(127,130)	(54,761)	(38,835)
Cancelled/forfeited	(2,400)	(1,344)	(612)
Outstanding non-vested restricted stock units as of February 28:	105,978	209,450	265,555

Weighted average grant date fair value	$9.33	$9.40	$9.39
Weighted average remaining vesting period (in years)	2.26	3.68	4.56

The Company has no outstanding stock options as of February 28, 2022, February 28, 2021, or February 29, 2020.

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

The following is a schedule of lease expense for all retail operating leases for the three years ended February 28 or 29:

	2022	2021	2020
Minimum rentals	$406,529	$428,421	$733,190
Less sublease rentals	(60,254)	(113,515)	(318,000)
Contingent rentals	22,800	27,803	21,600
	$369,075	$342,708	$436,790

The Company also leases trucking equipment and warehouse space in support of its manufacturing operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

The following is a schedule of lease expense for trucking equipment operating leases for the three years ended February 28 or 29:

2022	2021	2020
270,767	340,731	342,297

ASU 2016-02 Leases (Topic 842) allows, as a practical expedient, the retention of the classification of existing leases as operating or financing. All of the Company’s leases are classified as operating leases and that classification has been retained upon adoption. The Company does not believe the utilization of this practical expedient has a material impact on lease classifications.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of the ‘Right of Use Asset’ and ‘Lease Liability’ recorded in the Consolidated Balance Sheets upon the adoption of ASU 2016-02 was $3.3 million. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the ‘Right of Use Asset’ and ‘Lease Liability’ include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the ‘Right of Use Asset’ and ‘Lease Liability’ except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the ‘Right of Use Asset’ and ‘Lease Liability,’ the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.1% as of February 28, 2022. The total estimated future minimum lease payments is $2.0 million.

As of February 28, 2022, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 23	$606,320
FYE 24	417,930
FYE 25	268,966
FYE 26	171,324
FYE 27	81,369
Thereafter	439,770
Total	$1,985,679

Less: Imputed interest	(171,526)
Present value of lease liabilities:	$1,814,153

Weighted average lease term	6.7

The Company did not have any leases categorized as finance leases as of February 28, 2022 or February 28, 2021.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreement Payments upon a Change in Control

The Company has entered into employment agreements with certain of its executives which contain, among other things, "change in control" severance provisions. The employment agreements generally provide that, if the Company or the executive terminates the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary and (ii) the lesser of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred or (b) 25% of the executive's annual salary. The executive will also receive an additional payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage. Additionally, all of the named executive officer’s unvested restricted stock units will immediately vest and become exercisable and payable.

A “change in control,” as used in these employment agreements, generally means a change in the control of the Company following any number of events, but specifically a proxy contest in which our Board of Directors prior to the transaction constitutes less than a majority of our Board of Directors after the transaction or the members of our Board of Directors during any consecutive two-year period who at the beginning of such period constituted the Board of Directors cease to be the majority of the Board of Directors at the conclusion of that period. We have determined that a change in control has taken place as a result of a proxy contest resulting in the majority of the members of our Board of Directors being replaced in a two-year period. A “triggering termination” generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or the Company terminates the executive’s employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination may also include a voluntary termination under certain scenarios.

As a result of the changes in the Company’s Board of Directors, the Company may be liable to each executive for change in control payments contingent upon a triggering termination event. As of February 28, 2022 the amount of the cash severance payments and benefits contingent upon a triggering termination event are estimated to be approximately $859,000 and the acceleration of unvested restricted stock units with an unrecognized expense of approximately $118,125. The Company may further be liable for outplacement services obligations, consulting fees, and certain tax consequences associated with severance payments, benefits payments and stock awards. These additional obligations may have a material impact on the liability of the Company upon a triggering termination.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2022, the Company was contracted for approximately $45,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated.  At February 28, 2022, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

	2022	2021	2020
Current
Federal	$226,985	$(398,303)	$306,000
State	51,904	21,074	85,157
Total Current	278,889	(377,229)	391,157

Deferred
Federal	(210,876)	(441,734)	(19,350)
State	(32,631)	(72,951)	(3,307)
Total Deferred	(243,507)	(514,685)	(22,657)
Total	$35,382	$(891,914)	$368,500

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.9%	4.0%	4.6%
Paycheck Protection Program debt forgiveness	0.0%	18.0%	0.0%
Work opportunity tax credits	(2.0)%	0.2%	(1.1)%
Equity compensation tax expense	(13.8)%	(1.7)%	1.4%
Compensation and benefits permanent differences	(3.1)%	0.0%	0.0%
Other	(0.2)%	0.1%	0.4%
Impact of CARES act	(17.4)%	8.2%	0.0%
Effective tax rate	(11.6)%	49.8%	26.3%

During FY 2022 the Company’s effective tax rate resulted in recognition of income tax expense despite incurring a pretax loss. During FY 2022 income tax expense was primarily the result of permanent differences between the Company’s expenses as valued for financial reporting purposes versus for income tax purposes. These differences were primarily valuation of restricted stock units and the period of recognition for employee retention credits. During FY 2021 the Company’s effective tax rate resulted in recognition of an income tax benefit as a result of a pretax loss being recognized for the year, compared with income tax expense being recognized on pretax income during FY 2020.

The effective income tax rate for the year ended February 28, 2021 increased from the years ended February 28, 2020, primarily as a result of debt forgiveness income being realized with no associated income tax expense and the revaluation of a portion of deferred tax assets as a result of the Company realizing a taxable loss during FY 2021 that can be carried back to prior periods with a higher effective income tax rate.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at February 28 or 29 are as follows:

	2022	2021
Deferred Tax Assets
Allowance for doubtful accounts and notes	$241,725	$357,573
Inventories	153,262	81,042
Accrued compensation	432,772	140,702
Loss provisions and deferred income	424,373	389,858
Self-insurance accrual	27,787	31,721
Amortization	357,254	396,195
Restructuring charges	98,693	98,693
Accumulated net losses	445,560	445,414
Valuation allowance	(98,693)	(98,693)
Net deferred tax assets	$2,082,733	$1,842,505

Deferred Tax Liabilities
Depreciation and amortization	(624,766)	(653,798)
Prepaid expenses	(69,696)	(43,943)
Deferred Tax Liabilities	(694,462)	(697,741)

Net deferred tax assets	$1,388,271	$1,144,764

The following table summarizes deferred income tax valuation allowances as of February 28:

	2022	2021
Valuation allowance at beginning of period	$98,693	$98,693
Tax expense (benefits) realized by valuation allowance	-	-
Tax benefits released from valuation allowance	-	-
Impact of tax reform	-	-
Valuation allowance at end of period	$98,693	$98,693

Under the recently enacted CARES Act a net operating loss (“NOL”) arising during the Company’s fiscal year 2021 can be carried back for five years to offset the Company’s taxable income for fiscal years 2016-2020. This five-year period spans Federal effective tax rates for the Company ranging from 21% to 34%, the result of the Tax Cuts and Jobs Act enacted during the Company’s fiscal year ended February 28, 2018. During FY 2022 the Company filed returns necessary to carry back FY 2021 losses to offset the Company’s taxable income in prior years. As a result, approximately $317,000 was included in refundable income taxes at February 28, 2022.

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

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2017. The Company’s federal income tax returns have been examined for the years ended February 28 or 29, 2017, 2016, 2015 and 2014 and the examinations did not result in any changes to the income tax returns filed for these years.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. Management believes that, with the exception of the deferred tax asset related to restructuring charges, it is more likely than not that RMCF will realize the benefits of its deferred tax assets as of February 28, 2022.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28, 2022 or 2021. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for years ended February 28, 2022 and 2021.

The Company’s subsidiaries, SWRL, along with U-Swirl had a history of net operating losses prior to the company’s acquisition of them and thus the Company has a related net operating loss carry forward. In accordance with Section 382 of the Internal Revenue Code, deductibility of SWRL’s and U-Swirl’s Federal net operating loss carryovers may be subject to annual limitation in the event of a change in control. The Company has performed a preliminary evaluation as to whether a change in control has taken place, and has concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its controlling ownership interest. The initial limitations will continue to limit deductibility of SWRL’s and U-Swirl’s net operating loss carryovers, but the annual loss limitation will be deductible to RMCF and U-Swirl International Inc. upon the filing of joint tax returns in FY 2017 and future years.

The Company estimates that the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1,811,000 with a resulting deferred tax asset of approximately $445,000. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2022, 2021 and 2020, the Company’s contribution was approximately $67,000, $62,000, and $61,000, respectively, to the plan.

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

FY 2022	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,959,624	$23,442,371	$1,160,295	$2,854,031	$-	$33,416,321
Intersegment revenues	(5,546)	(1,068,196)	-	-	-	(1,073,742)
Revenue from external customers	5,954,078	22,374,175	1,160,295	2,854,031	-	32,342,579
Segment profit (loss)	2,862,263	3,863,460	75,962	210,214	(7,318,214)	(306,315)
Total assets	1,160,343	10,023,716	625,850	4,770,161	10,300,691	26,880,761
Capital expenditures	1,832	797,178	3,688	6,363	138,629	947,690
Total depreciation & amortization	$36,625	$627,071	$5,635	$466,878	$70,844	$1,207,053

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FY 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,549,055	$18,316,165	$896,793	$1,717,524	$-	$24,479,537
Intersegment revenues	(3,668)	(995,164)	-	-	-	(998,832)
Revenue from external customers	3,545,387	17,321,001	896,793	1,717,524	-	23,480,705
Segment profit (loss)	846,039	1,422,491	(309,799)	(636,474)	(3,113,948)	(1,791,691)
Total assets	1,338,990	9,330,194	634,124	4,907,029	8,740,815	24,951,152
Capital expenditures	150	103,003	4,505	4,975	41,859	154,492
Total depreciation & amortization	$42,579	$642,806	$14,150	$557,735	$78,912	$1,336,182

FY 2020	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$5,535,564	$22,570,723	$1,104,171	$3,698,463	$-	$32,908,921
Intersegment revenues	(4,932)	(1,054,193)	-	-	-	(1,059,125)
Revenue from external customers	5,530,632	21,516,530	1,104,171	3,698,463	-	31,849,796
Segment profit (loss)	2,530,449	4,009,282	42,433	485,185	(5,665,017)	1,402,332
Total assets	1,221,975	11,796,822	1,006,320	6,026,394	7,765,877	27,817,388
Capital expenditures	24,422	840,459	28,443	3,997	86,620	983,941
Total depreciation & amortization	$44,166	$615,162	$12,983	$726,615	$93,899	$1,492,825

NOTE 17 – SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the fiscal years ended February 28, 2022 and 2021:

Fiscal Quarter

2022	First	Second	Third	Fourth	Total
Total revenue	$7,593,711	$7,926,077	$8,507,634	$8,315,157	$32,342,579
Gross margin	1,283,601	1,871,945	1,811,680	1,092,597	6,059,823
Net (loss) income	579,805	196,933	(1,477,646)	359,211	(341,697)
Basic earnings (loss) per share	0.09	0.03	(0.24)	0.06	(0.06)
Diluted earnings (loss) per share	$0.09	$0.03	$(0.24)	$0.06	(0.06)

Fiscal Quarter

2021	First	Second	Third	Fourth	Total
Total revenue	$2,702,437	$5,327,402	$7,228,867	$8,221,999	$23,480,705
Gross margin	(561,005)	940,589	1,413,765	1,267,473	3,060,822
Net (loss) income	(3,667,397)	76,132	523,695	2,167,793	(899,777)
Basic earnings (loss) per share	(0.61)	0.01	0.09	0.36	(0.15)
Diluted earnings (loss) per share	$(0.61)	$0.01	$0.08	$0.35	(0.15)

NOTE 18 – COSTS ASSOCIATED WITH COMPANY-OWNED STORE CLOSURES

Costs associated with Company-owned store closures at February 28 or 29, 2022, 2021 and 2020 were comprised of the following:

	2022	2021	2020
Loss on distribution of assets	$-	$57,100	$15,400

Total	$-	$57,100	$15,400

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONTESTED SOLICITATION OF PROXIES AND CHANGE IN CONTROL PAYMENTS

Contested Solicitation of Proxies

During FY 2022, the Company incurred substantial costs associated with a contested solicitation of proxies in connection with its 2021 annual meeting of stockholders. During FY 2022, the Company incurred approximately $1.7 million of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred during FY 2021 and $1.5 million during FY 2020. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Employment Agreement Payments upon a Change in Control

As described above in Note 12, we have entered into employment agreements with certain of our executives, which contain, among other things, "change in control" severance provisions.

As previously announced, Bryan J. Merryman agreed to voluntarily step down as President and Chief Executive Officer (“CEO”) of the Company upon the hiring of a new President and CEO for the Company. On May 5, 2022 the Company concluded its search for a new CEO with the announcement that Robert Sarlls will succeed Mr. Merryman as the Company’s CEO beginning on May 9, 2022.

In connection therewith, the Company and Mr. Merryman entered into a letter agreement dated November 8, 2021 (the “Letter Agreement”), effective November 3, 2021 (the “Effective Date”), amending that certain Second Restated Employment Agreement, dated as of February 26, 2019, by and between the Company and Mr. Merryman (the “Current Employment agreement”). Pursuant to the Letter Agreement, among other things, Mr. Merryman agreed to (i) continue as Chief Financial Officer of the Company, and (ii) until the Company hires a new President and CEO, as the interim President and CEO of the Company. Except as specifically set forth in the Letter Agreement, all the terms and provisions of the Current Employment Agreement remain unmodified and in full force and effect. In addition, on November 3, 2021, the Compensation Committee of the Board of Directors recommended, and the Board of Directors unanimously approved, the acceleration of vesting of approximately 66,667 unvested restricted stock units previously granted to Mr. Merryman, such that the restricted stock units are fully vested as of November 3, 2021 (the “RSU Acceleration”).

As a result of this Letter Agreement the Company incurred the following costs during FY 2022:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures — Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that such controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 28, 2022, of the Company’s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2022.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of February 28, 2022, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2022.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2022.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plan, as of February 28, 2022, which consists solely of the Company’s 2007 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
Equity compensation plans approved by security holders	105,978	n/a	318,285
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	105,978	n/a	318,285

__________________________

(1)

Awards outstanding under the 2007 Equity Incentive Plan as of February 28, 2022 consist of 105,978 unvested restricted stock units. The Company had no outstanding stock options as of February 28, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2022.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Annual Report:

1.         Financial Statements

2.         Financial Statement Schedule

SCHEDULE II - Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2022
Valuation Allowance for Accounts and Notes Receivable	1,454,140	-	471,118	983,022

Year Ended February 28, 2021
Valuation Allowance for Accounts and Notes Receivable	638,907	1,257,010	441,777	1,454,140

Year Ended February 29, 2020
Valuation Allowance for Accounts and Notes Receivable	489,502	197,830	48,425	638,907

3. Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.2	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019 (File No. 001-36865)

4.1	Description of Securities	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

4.2†	Common Stock Purchase Warrant, dated as of December 20, 2019, issued to Edible Arrangements, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated).	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated October 13, 2021, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 001-36865)

10.8*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.9**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.10**	Letter Agreement, dated November 8, 2021, between Rocky Mountain Chocolate Factory, Inc. and Bryan J. Merryman.	Exhibit 10.1 to the Current Report on Form 8-K filed November 9, 2021 (File No. 001-36865)

10.11	Cooperation Agreement, dated August 12, 2021, between Global Value Investment Corp. and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed August 16, 2021 (File No. 001-36865)

10.12†	Exclusive Supplier Operating Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.13†	Strategic Alliance Agreement, dated as of December 20, 2019, by and among Rocky Mountain Chocolate Factory, Inc., Farids & Co. LLC and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.14	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.15	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.16	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.17	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.18**	Offer Letter, dated May 3, 2022, between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2022 (File No. 001-36865)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema (1)	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(1)	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 27, 2022	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 27, 2022	/s/ Robert J. Sarlls
ROBERT J. SARLLS
Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 27, 2022	/s/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: May 27, 2022	/s/ Elisabeth B. Charles
ELISABETH B. CHARLES, Chair of Board

Date: May 27, 2022	/s/ Gabriel Arreaga
GABRIEL ARREAGA, Director

Date: May 27, 2022	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN, Director

Date: May 27, 2022	/s/ Mark Riegel
MARK RIEGEL, Director

Date: May 27, 2022	/s/ Brett P. Seabert
BRETT P. SEABERT, Director

Date: May 27, 2022	/s/ Sandra Elizabeth Taylor
SANDRA ELIZABETH TAYLOR, Director