Form 10-K/A
period 2022-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2022-06-28
CIK 1616262

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

As of June 24, 2022, there were 6,216,724 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Name: Plante & Moran, PLLC	Auditor Location: Boulder, Colorado	PCAOB ID: 166

EXPLANATORY NOTE

Rocky Mountain Chocolate Factory, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on May 27, 2022 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the information required by Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.
FORM 10-K/A

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (the “Board”) currently consists of seven members. On May 5, 2022, the Board appointed Robert J. Sarlls as Chief Executive Officer of the Company and as a member of the Board, effective May 9, 2022. Mr. Sarlls succeeds Bryan J. Merryman in his role as Interim President and Chief Executive Officer of the Company. In addition, on April 6, 2022, Mr. Merryman gave notice of his retirement from his positions with the Company, effective in July 2022 after the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended May 31, 2022. On May 5, 2022, in connection with Mr. Sarlls’ appointment to the Board, the Board, pursuant to the Amended and Restated Certificate of Incorporation of the Company and the Amended and Restated Bylaws of the Company, approved an increase of the size of the Board from six directors to seven directors.

On June 9, 2022, Elisabeth Charles notified the Board of her intent to not stand for reelection at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) and to retire effective as of the conclusion of the Annual Meeting. Ms. Charles’s decision to retire was for personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In light of Ms. Charles' recent notification to the Board that she would not stand for reelection at the Annual Meeting, the Board and the Nominating and Corporate Governance Committee unanimously determined that that it was in the best interests of the Company and its stockholders to reduce the size of the Board from seven members to six members, effective upon the election of directors at the Annual Meeting.

Information concerning our executive officers and members of our Board as of June 28, 2022 is set forth below. There are no family relationships between any of our directors and executive officers.

Name	Title/Position	Age
Jeffrey R. Geygan	Chairperson of the Board	61
Robert J. Sarlls	Chief Executive Officer and Director	58
Gabriel Arreaga	Director	47
Elisabeth B. Charles	Director	58
Mark O. Riegel	Director	42
Brett P. Seabert	Director	61
Sandra Elizabeth Taylor	Director	71

Bryan J. Merryman	Chief Financial Officer	61
Gregory L. Pope	Senior Vice President - Franchise Development	56
Edward L. Dudley	Senior Vice President - Sales and Marketing	58
Donna L. Coupe	Vice President - Franchise Support and Training	57
Ryan R. McGrath	Vice President - Information Technology	48

Directors

Jeffrey R. Geygan. Mr. Geygan has served on our Board since August 2021 and as Chair of the Board since June 2022. Mr. Geygan has served as a director of the Wayside Technology Group, Inc. (Nasdaq: WSTG) since February 2018, and as Board Chair since May 2018. Mr. Geygan has served as the Chief Executive Officer and President of, an investment research and advisory services firm, since he founded it in 2007. Prior to founding GVIC, Mr. Geygan served as a Senior Portfolio Manager at UBS Financial Services. GVIC beneficially owns approximately 8.73% of the Company’s common stock as of June 24, 2022. Mr. Geygan has taught undergraduate and graduate-level courses at IE University in Madrid, Spain, the University of Wisconsin – Milwaukee Lubar School of Business, and the College of Charleston. He serves on the Advisory Board of the University of Wisconsin – Madison Department of Economics. Mr. Geygan received a Bachelor of Arts degree in Economics from the University of Wisconsin. The Board believes that his qualifications to serve on the Board include his years of experience with public company business strategy, capital markets and finance as a public company director, and his corporate governance experience.

Robert J. Sarlls. Mr. Sarlls has served as our Chief Executive Officer and as a member of our Board since May 2022. He has over 25 years of experience in the food industry. He is currently a managing member of Food Strategies, LLC, a strategic consulting firm for food businesses and private equity firms active in the food industry, as well as a director nominee of Grandview Capital Acquisition Corp., a newly organized blank check company focused on investments in the food and beverage industry. From 2015 to 2021, Mr. Sarlls was President, Chief Executive Officer and a member of the board of directors of Wyandot, Inc, a privately-owned food manufacturer of “better for you” snacks for contact manufacturing, private label, and foodservice/ingredient customers, including blue-chip global fast moving consumer goods companies as well as fast growing emerging snack brands. From 2009 to 2013, he was a senior executive at John B. Sanfilippo & Son, Inc. (“JBSS”) (Nasdaq: JBSS), one of the largest nut businesses in the world. Prior to JBSS, he was a senior advisor to domestic and international food and beverage businesses with several firms, most notably Rabobank, one of the largest financial institutions dedicated to the global food, beverages, and agribusiness space. He currently serves on the board of directors of Mennel Milling Company, a U.S.-based flour milling company, where he has served since August 2018, and has previously served from 2020 to 2021 as Chairman of the Board of SNAC International, a leading trade association for the global snack industry. He is a graduate of Harvard College. Following his participation in a successful proxy contest as a member of a group seeking to replace the incumbent members of the board of directors of Alco Stores, Inc. (“Alco Stores”) (Nasdaq: ALCS), in late August 2014, Mr. Sarlls became Chairman of the Board of Alco Stores. Alco Stores filed a petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code in mid-October 2014. We believe Mr. Sarlls’ extensive financial, leadership and professional experience, particularly in the food industry, qualifies him to serve as a director of the Company.

Gabriel Arreaga. Mr. Arreaga has served on our Board since October 2021. Mr. Arreaga has served as Senior Vice President of Chief Supply Chain of The Kroger Co. since October 2020. Previously, Mr. Arreaga served as Senior Vice President, Integrated Supply Chain North America of Mondelez International, Inc. from August 2018 to September 2020. Prior to that time, he served as Vice President of Global Supply Chain of Stanley Black & Decker, Inc. from July 2016 to August 2018. From January 2003 to June 2016, Mr. Arreaga held multiple positions of increasing responsibility at Unilever, including Vice President, Supply Chain & Product Group. Mr. Arreaga received his MBA from the Harvard Graduate School of Business Administration / INCAE Business School, Costa Rica and his Bachelor of Science in Business and Finance from Guilford College / Universidad del Valle de Nicaragua, Nicaragua. Mr. Arreaga brings vast experience in the areas of supply chain, manufacturing and operations to the Board, given his local and global experience in both confectionary and non-confectionary businesses.

Elisabeth B. Charles. Ms. Charles has served on our Board since October 2021 and has served as Chair of the Board since January 2022. Ms. Charles served as Chief Marketing Officer for Rodan + Fields from November 2017 to December 2019. Previously, she served as Senior Vice President and General Manager of Old Navy Outlet from November 2016 to August 2017. She also served as Old Navy’s Interim Chief Marketing Officer from May 2016 to October 2016. Prior to joining Old Navy, Ms. Charles was Senior Vice President, Chief Marketing Officer of Athleta from March 2015 through May 2016. From February 2009 through August 2014, Ms. Charles was Senior Vice President and Chief Marketing Officer of Petco Animal Supplies, Inc. She also served as Executive Vice President of Marketing of Victoria Secret Stores from February 2005 through October 2008 and served as its Vice President of Marketing from July 2004 through January 2005. Prior to 2005, Ms. Charles held a variety of marketing positions with Herbalife International of America, Inc., Ideaforest.com and Tricon Restaurants International (YUM Brands). Ms. Charles began her career as an Associate Consultant with Bain & Company. Ms. Charles served on the board of directors of At Home Group Inc. (“At Home”) (Nasdaq: HOME) from December 2016 until July 2021, when At Home was acquired by investment funds advised by Hellman & Friedman LLC. Ms. Charles also serves on the advisory board of Sezzle Inc., which she joined in November 2020 and was on the non-profit board of Alliance for Girls, the nation’s largest regional alliance of girl-serving organizations, from 2017 to 2020. Ms. Charles received her MBA from the Harvard Graduate School of Business Administration and her Bachelor of Arts in International Political Economy from the University of California at Berkeley. Ms. Charles has over 30 years of marketing experience at significant consumer brands and has held senior leadership roles at numerous national and international retail companies, including her most recent position as Chief Marketing Officer of Rodan + Fields. From such experience, Ms. Charles brings significant consumer retail industry experience in brand management and sales, e-commerce, digital marketing, loyalty merchandising, product development, strategic planning, data analytics and franchising to the Board.

Mark O. Riegel. Mr. Riegel has served on our Board since October 2021. Mr. Riegel is a veteran of the confection industry. Since 2021, Mr. Riegel has served as the President and CEO of FroDo Baking Company, LLC. FroDo Baking Company is a national manufacturer and distributor of frozen dough products, as well as other baked goods, to leading retailers. Prior to his role as President and CEO of FroDo Baking Company, LLC, Mr. Riegel served as Vice President of Marketing for Russell Stover Chocolates, a supplier of candy and chocolate, from 2017 to 2020, where he had commercial accountability related to all marketing efforts for an over $500 million organization. In addition, he was selected to attend the Lindt & Sprungli Senior Leadership Program. From January 2014 to November 2017, Mr. Riegel served in various roles at Ferrara Candy Company, a sweet snacking company, including Vice President of Iconic Brands. From 2007 to 2014, Mr. Riegel served in various management positions with Kraft Foods Group. Mr. Riegel served as an Army Officer from 2002 to 2007. He earned his BS in Engineering at the United States Military Academy and completed an MBA at the Kellogg School of Management. We believe Mr. Riegel’s extensive business experience, especially with confection companies, qualifies him to serve as a director of the Company.

Brett P. Seabert. Mr. Seabert has served on our Board since April 2017. Mr. Seabert, a Certified Public Accountant (“CPA”), has over 31 years of experience in business management, operations, finance and administration. Mr. Seabert currently serves in various capacities, including as a director or executive officer of various companies, including Tanamera Construction, LLC, a high-end real estate development and construction company (since April 2007), TD Construction, LLC, a construction company (since September 2009), Caughlin Club Management Partners, LLC, a health and tennis club and preschool owner and operator (since July 2008), and B&L Investments, Inc., a management and holding company (since March 2003). From 2001 to 2008, Mr. Seabert served as Chief Financial and Operating Officer of Tanamera Commercial Development, LLC. Between 1989 and 2001, Mr. Seabert served in various positions at CMS International, an owner and management company operating several casinos, most recently as Executive Vice President and Chief Financial Officer, including oversight of internal audit, risk management and human resource functions. Mr. Seabert has been primarily engaged in commercial and residential real estate development and construction for the past 20 years. From 1984 to 1989, Mr. Seabert was a practicing CPA with Deloitte & Touche LLP. Mr. Seabert received a Bachelor of Science degree in Accounting from the University of Nevada, Reno. Mr. Seabert’s extensive management, accounting and financial experience brings operational, investment, and strategic value and insights to the Board.

Sandra Elizabeth Taylor. Ms. Taylor has served on our Board since October 2021. Ms. Taylor is a pioneer in corporate social responsibility and has served as the President and Chief Executive Officer of Sustainable Business International LLC, an independent consultancy she founded, that specializes in environmental sustainability and social responsibility for global businesses, since 2008. Previously, Ms. Taylor served as Senior Vice President of Corporate Social Responsibility for Starbucks Corporation (Nasdaq: SBUX), the international coffee company and coffeehouse chain, from 2003 to 2008. From 1996 until 2003, Ms. Taylor served as Vice President and Director of Public Affairs for Eastman Kodak Company (NYSE: KODK), a technology company that produces imaging products with its historic basis on photography. She has also held senior leadership positions with a number of other organizations, including as Vice President of Public Affairs for ICI Americas, Inc., a manufacturer and distributor of chemical products, from 1987 to 1996, and as Executive Director of the European American Chamber of Commerce in the United States, from 1991 to 1992; and as Foreign Service Officer — International Economist, US Department of State. Ms. Taylor’s public company directorship experience includes service on the Board of Directors of Capella Education Company (Nasdaq: CPLA), an education services company, from 2006 to 2011, where she served on the Governance Committee and the Compensation Committee; and D.E. Master Blenders 1753 N.V. (SWX: DEMB), a European coffee and tea company, from 2012 until its sale to Joh. A. Benckiser GmbH in 2013. In addition, Ms. Taylor currently sits on the board of several non-profit organizations, including the Center for International Private Enterprise, since 1998, the Chesapeake Bay Foundation, since 2015; and Island Press since 2017. Ms. Taylor previously served on the board of the Mead Center — Arena Stage 2012 to 2017; Landesa Rural Development Institute, 2012 to 2018; the Seattle Public Library Foundation, from 2004 to 2008; the Public Affairs Council, from 1997 to 2003; the National Center for Asia-Pacific Economic Cooperation, from 2005 to 2009; the US Chamber of Commerce from 2001 to 2008; and the Women’s Leadership Board of the Kennedy School of Government at Harvard University, from 1998 to 2009. Ms. Taylor earned a Juris Doctor degree from Boston University School of Law, a Bachelor of Arts in French from Colorado Women’s College and a Masters in Business Administration from the Bordeaux School of Management — Wine MBA Program. We believe Ms. Taylor’s prior experience as a director of several public companies and business expertise qualify her to serve as a director of the Company.

Executive Officers

Robert. J. Sarlls. See above for information regarding Mr. Sarlls.

Bryan J. Merryman. Mr. Merryman joined us in December 1997 as Chief Financial Officer and Vice President – Finance. Mr. Merryman also served as our Chief Operating Officer from April 1999 to February 2012, and since January 2000, as our Treasurer. In February 2019, Mr. Merryman was appointed as our President and Chief Executive Officer and has served as our Interim President and Chief Executive Officer from November 2021 to May 2022. Mr. Merryman also was a member of our Board from April 1999 to October 2021. On April 6, 2022, Mr. Merryman gave notice of his retirement from his positions with the Company, effective in July 2022 after the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended May 31, 2022. From January 1997 to December 1997, Mr. Merryman was a principal in Knightsbridge Holdings, Inc., a leveraged buyout firm. Mr. Merryman also served as Chief Financial Officer of Super Shops, Inc., a retailer and manufacturer of after-market auto parts, from July 1996 to November 1997, and prior to July 1996, was employed for more than 11 years by Deloitte & Touche LLP, most recently as a Senior Manager. Mr. Merryman also currently serves as Chief Executive Officer of U-Swirl, Inc. (“U-Swirl”), a consolidated subsidiary of the company, a position he has held since October 2014, and has served as Chairman of the Board of U-Swirl since January 2013.

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

Edward L. Dudley. Mr. Dudley has served as Senior Vice President – Sales and Marketing since June 2001. Previously, he served as Vice President of Sales and Marketing from January 1997 to June 2001. Prior to joining the Company, Mr. Dudley spent 10 years with Baxter Healthcare Corporation, a medical devices and services company, where he served in a number of senior marketing and sales management capacities, including most recently that of Director, Distribution Services from March 1996 to January 1997.

Donna L. Coupe. Ms. Coupe has served as Vice President – Franchise Support and Training since June 2008. From 1992 to 1997, she managed franchised Rocky Mountain Chocolate Factory stores in Northern California for absentee owners. Since joining the Company in October 1997, she has served in various positions including Field Consultant, Regional Manager and Director of Franchise Support.

Ryan R. McGrath. Mr. McGrath has served as Vice President – Information Technology since August 2017. Since joining the Company in October 2009, he has served in various positions, including Systems Analyst and Director of Information Technology. Prior to joining the Company he held various operating and information technology roles, including work for Sports Express, a travel logistics company, where he focused on software, database and application development.

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

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is available under Corporate Governance on the Investor Relations page of the Company's website at www.rmcf.com.

The responsibilities of our Audit Committee include, among other things:

●
oversight of the Company’s accounting and financial reporting processes, principles and policies, system of internal controls regarding finance and accounting and the audits of the Company’s financial statements;

●	oversight of the Company’s financial statements and the independent audit thereof;

●	selecting, evaluating and, where deemed appropriate, replacing the independent auditors;

●	evaluating the independence, qualifications and performance of the independent auditors;

●	monitoring the risk management policies and procedures of the Company; and

●	monitoring the Company’s compliance with legal and regulatory requirements.

The Board has determined that Brett P. Seabert is an “audit committee financial expert” as defined in Item 407 of Regulation S-K promulgated under the Exchange Act and thus possesses “financial sophistication” as that term is used in applicable Nasdaq listing rules.

The Board has also determined that each of Brett P. Seabert, Gabriel Arreaga, Elisabeth B. Charles and Jeffrey R. Geygan, representing all of the members of the Audit Committee, is an “independent director” under applicable Nasdaq listing rules and SEC regulations applicable to Audit Committee members.

ITEM 11. EXECUTIVE COMPENSATION

Key Recent Developments — Majority of New CEO Compensation Package Tied to Performance; no change of control trigger for entitlement to compensation

In connection with Mr. Sarlls’ appointment as the Company’s Chief Executive Officer in May 2022, the Company and Mr. Sarlls entered into an offer letter that provides for a compensation package that includes the following key elements:

●	Annual base salary of $360,000;

●	Performance-based annual cash bonus; and

●	Stock option and restricted stock unit awards, including performance-based awards.

This chart shows the relative portion of Mr. Sarlls’ initial compensation package designed to be at-risk, consisting of his initial annual cash incentive target and his initial equity incentive awards at target value:

In setting Mr. Sarlls’ initial annual base salary, the Compensation Committee reviewed data provided by its compensation consultant, Compensation Advisory Partners, and considered the 50th percentile for annual base salary at peer companies based on this data, and determined to set Mr. Sarlls’ salary approximately 12.5% above such level in recognition of the challenges involved with providing a compelling and competitive compensation package to enable the company to successfully recruit him to serve as CEO to continue to lead the Company’s transformation.

In accordance with, and in response to feedback from stockholders, the Company confirmed its commitment to tie a significant portion of executive compensation to performance going forward, the Compensation Committee determined that Mr. Sarlls’ initial annual cash incentive bonus opportunity should represent a significant portion of his total annual cash compensation, and set his initial annual cash incentive bonus to represent 50% of his annual base salary, or $180,000 for fiscal 2023, at target level performance based on achievement of Company performance goals established by the Compensation Committee for applicable fiscal year, with the opportunity to receive up to 200% of annual target bonus for maximum performance. Mr. Sarlls’ annual cash incentive bonus for fiscal 2023 will be earned based on achievement of the same performance goals that were already established by the Compensation Committee for the Company’s annual cash incentive bonus program for fiscal 2023. The payment for any annual cash incentive bonus earned by Mr. Sarlls’ for fiscal 2023 will be pro-rated based on his start date.

To further demonstrate the Compensation Committee’s commitment to tying a majority of CEO pay to performance, the Compensation Committee determined that all of the equity incentive compensation to be awarded to Mr. Sarlls should be earned based on performance and should represent an equal portion of his total compensation as his annual base salary. Accordingly, the Compensation Committee determined that Mr. Sarlls be awarded equity incentive grants with a grant date fair value of approximately $360,000 at target performance. The Compensation Committee evaluated the incentives provided by various forms of equity incentive compensation awards and determined that Mr. Sarlls’ awards should be 50% in the form of performance-vesting restricted stock units and 50% in the form of stock options that vest over time based on his continued service.

The performance-vesting RSUs will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of RSUs if the Company achieves an annualized total shareholder return of 12.5% for the performance period commencing on the Start Date and ending at the end of the Company’s fiscal year ending February 2025, subject to Mr. Sarlls’ continued service through the end of the performance period. The Compensation Committee has discretion to determine the number of RSUs between 0-200% of the target number that will vest based on achievement of performance below or above the target performance goal.

The Compensation Committee determined that stock options should represent a significant portion of Mr. Sarlls’ initial equity incentive compensation awards in recognition of their inherent tie to the Company’s stock price performance: because an option holder is economically motivated to exercise the option only if the current stock price is above the exercise price, time-vesting stock options inherently reward increases in the Company’s stock price over time. The stock options granted to Mr. Sarlls’ vest with respect to 1/3 of the shares on the last day of the Company’s current fiscal year ending February 28, 2023, and in equal quarterly increments on the last day of each quarter ending after that date until the last day of the Company’s fiscal year ending February 2025.

Mr. Sarlls’ offer letter contains a double-trigger requirement in connection with any change of control payments. Subject to the terms and conditions set forth in the offer letter, if, at any time, the Company terminates Mr. Sarlls’ employment without cause (as defined in the offer letter) (other than as a result of his death or disability or he terminates his employment for good reason (as defined in the offer letter), then he will receive the amounts following severance payments and benefits:

●
Cash payment equal to 15 months of his then-current base salary, payable in installments in accordance with the Company’s normal payroll procedures, or in a lump sum if such termination occurs on or within two years following a change in control event;

●
Cash payment equal to a pro-rated portion of his then-current annual bonus for the fiscal year that includes such termination date, based on actual achievement of Company performance goals for that fiscal year, to be paid at the same time such annual bonus would have been paid had his employment not terminated; and

●
Continued COBRA coverage under the Company’s group health plan premiums for 12 months, unless he obtains health care coverage from another source (e.g., a new employer or spouse’s benefit plan), or ceases to be entitled to COBRA continuation coverage under the Company’s group health plan, before then.

Thus, there is no single trigger change of control; a change of control will only impact the timing of a payment if the Company terminates Mr. Sarlls’ employment without cause (as defined in the offer letter) (other than as a result of his death or disability or he terminates his employment for good reason (as defined in the offer letter)).

In structuring Mr. Sarll’s compensation package, the Compensation Committee employed practices that reflect the Company’s commitment to good compensation governance and to address prior years’ say on pay voting results and considering comments from the Company’s stockholders:

Compensation Best Practices		Compensation Practices Eliminated

●	Performance-based compensation that uses a variety of performance measures and performance periods	●	No excessive cash payments triggered by CEO termination
●	A substantial majority of executive pay “at risk,” based on a mix of financial, operational and stock price performance metrics	●	No accelerated vesting of equity incentive compensation triggered by CEO termination
●	Incentive compensation subject to claw-back policies	●	No change in control compensation
●	Maximum incentive award payouts	●	No tax gross-ups
		●	No excessive perquisites

Summary Compensation Table

The following table sets forth certain information with respect to annual compensation for the years indicated for the Company’s named executive officers. For fiscal year 2022, our named executive officers were Messrs. Merryman, Dudley and Pope. Mr. Sarlls was not a named executive officer during fiscal year 2022 because he joined the Company after the end of the fiscal year, on May 9, 2022.

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Bryan J. Merryman(1)	2022	355,000	613,686(2)	968,686
Chief Financial Officer and Treasurer	2021	355,000	4,275(3)	359,275
Former Interim President and Chief Executive Officer
Edward L. Dudley	2022	225,000	3,375(3)	228,375
Senior Vice President – Sales and	2021	225,000	3,375(3)	228,375
Marketing
Gregory L. Pope	2022	225,000	3,375(3)	228,375
Senior Vice President – Franchise	2021	225,000	1,688(3)	226,688
Development

(1)
On April 6, 2022, Mr. Merryman gave notice of his retirement from his positions with the Company, effective in July 2022 after the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended May 31, 2022.

(2)
Represents 401(k) plan matching contribution of $4,350, and $609,336 for the RSU Acceleration (as defined below). See “–Letter Agreement with B. Merryman” below for additional information on the RSU Acceleration and others amounts due to Mr. Merryman upon termination of his employment with the Company.

(3)	Represents 401(k) plan matching contributions during each fiscal year.

Narrative Discussion of Summary Compensation Table

Salary, Bonus and Stock Awards. Base salary and cash bonuses for our named executive officers are reviewed on an annual basis by the Compensation Committee in conjunction with performance and upon the recommendations of our Chief Executive Officer. Our Chief Executive Officer is not present during voting or deliberation on his own compensation. Base salary adjustments and cash bonuses are awarded on a discretionary basis based on the Company’s overall performance and a subjective review of each named executive officer’s performance. For fiscal year 2022 in light of the Company’s performance and in the interest of the Company and our stockholders, our Interim Chief Executive Officer did not recommend that the Compensation Committee award base salary adjustments or cash bonuses for the named executive officers for fiscal year 2022. The Compensation Committee did not award any salary adjustments or bonus payments in fiscal year 2022.

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

Letter Agreement with B. Merryman

In connection with Mr. Merryman’s appointment as President and Chief Executive Officer in February 2019, the Company entered into that certain Second Restated Employment Agreement, dated February 26, 2019, with Mr. Merryman (the “Second Restated Employment Agreement”).  The Second Restated Employment Agreement restated the employment agreement that Mr. Merryman previously entered into with the Company in May 1999 (the “First Restated Employment Agreement”), which remained in effect in February 2019.  The First Restated Employment Agreement contained provisions that included a formula for calculating the amount of Mr. Merryman’s post-employment cash severance payments, as well as equity award acceleration, under certain conditions (including in the context of a “change in control”) and an entitlement to a Section 280G gross-up payment, and those provisions were maintained in the Second Restated Employment Agreement.

In July 2021, Mr. Merryman agreed to voluntarily step down as President and Chief Executive Officer of the Company upon the hiring of a new Chief Executive Officer for the Company. In connection therewith, on November 8, 2022, the Company and Mr. Merryman entered into a letter agreement (the “Letter Agreement”), effective November 3, 2021 (the “Effective Date”), amending the Second Restated Employment Agreement. Pursuant to the Letter Agreement, among other things, Mr. Merryman agreed to (i) continue as our Chief Financial Officer, and (ii) until a new President and Chief Executive Officer is hired, as our interim President and Chief Executive Officer of the Company.

Pursuant to the Letter Agreement, if Mr. Merryman’s employment terminates for any reason following the Effective Date, he would be entitled to the following payments:

●	accrued base salary, expense reimbursements and other benefits that remain unpaid as of the date of termination;

●	a cash termination payment in an amount equal $1,326,813, plus any interest or other earnings on such amount while held in trust (as described below);

●
a lump sum cash payment in the amount of $18,000, which represents the estimated cost to Mr. Merryman of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of his continuation (COBRA) rights, plus any interest or other earnings on such amount while held in trust (as described below); and

●	the reimbursement of up to $53,250, in the aggregate, for outplacement consulting fees during a two-year period following Mr. Merryman’s termination of employment.

In addition, on November 3, 2021, the Compensation Committee recommended, and the Board unanimously approved, the acceleration of vesting of approximately 66,667 unvested restricted stock units previously granted to Mr. Merryman, such that the restricted stock units are fully vested as of November 3, 2021 (the “RSU Acceleration”).

Pursuant to the Letter Agreement, Mr. Merryman is also entitled to a Section 280G gross-up payment in accordance with the Second Restated Employment Agreement in the event a determination is made that a change in control event under Section 280G of the Internal Revenue Code occurred prior to November 3, 2021, and Mr. Merryman incurs an excise tax pursuant to Section 4999 of the Internal Revenue Code as a result of any payments or distributions by the Company to or for the benefit of Mr. Merryman in connection with that change in control event. In addition to the termination payments and benefits described above, consistent with the Second Restated Employment Agreement, upon termination of Mr. Merryman’s employment due to death or disability, he would be eligible to receive any bonus to which he would have been entitled for the bonus period if he were still employed on the last day of such bonus period.

The Compensation Committee and the Board determined that Mr. Merryman would have been entitled to all of the foregoing amounts under the Second Restated Employment Agreement if he were to resign on the Effective Date, and the Compensation Committee and the Board determined that it would have been detrimental to the Company if Mr. Merryman were to leave under those circumstances. The Letter Agreement provides Mr. Merryman with the amounts that he otherwise would have been entitled to receive if he resigned on the Effective Date, while retaining him for continued service as Chief Financial Officer.

In accordance with the Letter Agreement, in March 2022, the Company established a rabbi trust with an outside third-party trustee, and contributed $1,344,813 to the trust, which represents the aggregate amount of the termination payment and the cash payment for insurance coverage to be paid to Mr. Merryman upon the termination of his employment as described above.

Outstanding Equity Awards at Fiscal Year‑End Table

The following table provides information regarding the number and estimated value of unvested stock awards held by each of the Company’s named executive officers at 2022 fiscal year-end. There were no outstanding stock options for any of our named executive officers at the end of fiscal year 2022.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Bryan J. Merryman(1)	–	–		–
Edward L. Dudley	3/1/2019	16,666	(2)	130,828
Gregory L. Pope	3/1/2019	16,666	(2)	130,828

(1)	Mr. Merryman did not have any outstanding equity awards as of 2022 fiscal year-end. See “–Letter Agreement with B. Merryman” above for additional information.

(2)	Represents restricted stock units (“RSUs”) that vest in six equal annual installments beginning on the first anniversary of the grant date.

(3)	Based on a price of $7.85 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 28, 2022, the last trading day of fiscal year 2022.

Potential Payments on Termination or Change in Control

We have arrangements with each of our named executive officers providing for post-employment payments under certain conditions, as described below and in “– Letter Agreement with B. Merryman” above.

Other Employment Agreements. We have entered into employment agreements with Messrs. Merryman and Dudley, which contain, among other things, "change in control" severance provisions. See “– Letter Agreement with B. Merryman” above for additional information on the amounts due to Mr. Merryman upon termination of his employment with the Company.

The employment agreement with Mr. Dudley provides for "at will" employment, which means we or Mr. Dudley can terminate his employment at any time, with or without “cause” (as defined therein). The employment agreement with Mr. Dudley generally provides that, if Mr. Dudley’s employment terminates under circumstances constituting a "triggering termination," Mr. Dudley will be entitled to receive, among other benefits, 2.99 times the sum of (i) his annual salary and (ii) the lesser of (a) two times the bonus that would be payable to him for the bonus period in which the change in control occurred and (b) 25% of Mr. Dudley’s annual salary. Mr. Dudley will also receive an additional payment of $18,000, which represents the estimated cost to obtain accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage. In addition, Mr. Dudley may become entitled to receive a gross-up payment for taxes imposed pursuant to Section 4999 of the Internal Revenue Code.

A “change in control,” as used in Mr. Dudley’s employment agreement, generally means a change in the control of us following (1) an event that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act, without the approval of at least two-thirds of the Board prior to its occurrence or within 60 days thereafter, (2) a person (an “Acquiring Person”) acquiring direct or indirect beneficial ownership of 20% or more of our then outstanding voting securities, without the approval of at least two-thirds of the Board prior to its occurrence or within 60 days thereafter, (3) a merger, consolidation, sale of assets or other reorganization, or a proxy contest in which our Board prior to the transaction constitutes less than a majority of our Board after the transaction or (4) the members of our Board during any consecutive two-year period who at the beginning of such period constituted the Board cease to be the majority of the Board at the conclusion of that period. In addition to the foregoing, a change in control shall be deemed to have occurred if, after the occurrence of the event described in clause (2) above that has been approved by a two-thirds vote of the Board, the Acquiring Person shall have become the beneficial owner, directly or indirectly, of securities representing an additional 5% or more of the combined voting power of our then outstanding voting securities (a “Subsequent Share Acquisition”) without the approval prior thereto or within 60 days thereafter of at least two-thirds of the members of the Board who were in office immediately prior to such Subsequent Share Acquisition and were not appointed, nominated or recommended by, and do not otherwise represent the interests of, the Acquiring Person on the Board. Each subsequent acquisition by an Acquiring Person of securities representing an additional 5% or more of the combined voting power of our then outstanding voting securities shall also constitute a Subsequent Share Acquisition (and a change in control unless approved as contemplated by the preceding sentence) if the approvals contemplated above were given with respect to the initial Share Acquisition and all prior Subsequent Share Acquisitions by such Acquiring Person. A “triggering termination” generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or we terminate the executive’s employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination also includes a voluntary termination by the executive within five business days before an anticipated change in control with the concurrence of two concurring persons (either the Chairman of the Board or a member of our Compensation Committee) that the change in control is likely to occur during such five-business day period. In such event, the executive must agree to continue to work on an at-will basis, without compensation, until the change in control occurs. If the change in control does not occur within ten business days, Mr. Dudley must refund the severance payment to us.

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

Assuming the applicable triggering event took place on February 28, 2022, the named executive officers would have been eligible for payments set forth in the following table. These payments are estimates. If a specific triggering event had actually occurred, the named executive officer would only receive the payments that applied to that specific triggering event. These payments would come from us if the triggering event occurred before a change in control and from the successor company if after a change in control. As of February 28, 2022, no outstanding stock option awards for our named executive officers were outstanding.

Name	Change in Control Severance Payment ($)(1)	Payment for Continuing Insurance Coverage ($)	RSU Acceleration ($)(2)	Total ($)
Edward L. Dudley	840,938	18,000	130,828	989,766
Gregory L. Pope	–	–	130,828	130,828

(1)	These amounts are based on 2.99 times 125% of the executive’s base salary in place during fiscal year 2022.

(2)	Based on a price of $7.85 per share, which was the closing price of our common stock as reported on the Nasdaq Global Market on February 28, 2022, the last trading day of fiscal year 2022.

Director Compensation

Non-employee directors are generally compensated with a combination of cash retainers for service on the Board and Board Committees, as well as an annual equity award. For fiscal year 2022, our non-employee director compensation policy was the same as fiscal year 2021 through the 2021 annual meeting of stockholders held on October 6, 2021 (the “2021 Annual Meeting”). Following the proxy contest at the 2021 Annual Meeting, the Board revised the non-employee director compensation policy for the remainder of fiscal year 2022. Below is our non-employee director compensation policy for each applicable period:

Director Compensation Prior to 2021 Annual Meeting

Cash Retainer.  Each non-employee director was paid a cash retainer of $3,125 quarterly. Members of our Compensation Committee were paid $750 quarterly, with the chairman of the Compensation Committee being paid $1,500 quarterly. Audit Committee members were paid $500 quarterly, with the chairman of the Audit Committee being paid $1,500 quarterly. Additionally, Audit Committee members received $250 for each meeting held by phone and $500 for each meeting held in person. Also, an Audit Committee member attending all of the Audit Committee meetings for any fiscal year received a $1,000 bonus for that year. Directors could elect to receive stock in lieu of cash compensation. In fiscal year 2022, no directors elected to receive a portion of their cash compensation in the form of equity.

Equity Awards. Each non-employee director was typically granted 2,000 shares of common stock and an additional 500 shares of common stock were granted to the chairman of each of the Audit Committee and the Compensation Committee. Any cash payment in lieu of an equity award was paid in an amount equal to the potential grant date fair value of the equity award.

Current Director Compensation (effective after certification of the vote results of the 2021 Annual Meeting)

Cash Retainer. Each non-employee director is paid a cash retainer of $8,750 quarterly with the Chair of the Board receiving $12,500 quarterly. The Chair of each the Compensation Committee, Audit Committee and Nominating Committee are each paid an additional quarterly retainer of $1,875.

Equity Awards. Each non-employee director receives $40,000 of restricted stock units annually on November 30, based on the 10-day volume weighted average price of the Company’s common stock as reported on the Nasdaq Global Market as of the day prior to the grant date. The restricted stock units vest as to 25% of the shares on the grant date, with the remainder vesting in equal quarterly installments over the subsequent 12 months.

The following table summarizes the total compensation earned by each of our non-employee directors who served during fiscal year 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)	Total ($)
Jeffrey R. Geygan	18,359	36,916	55,275
Elisabeth B. Charles(1)	13,995	36,916	50,911
Gabriel Arreaga	11,207	36,916	48,123
Mark O. Riegel	12,527	36,916	49,443
Sandra Elizabeth Taylor	11,109	36,916	48,025
Franklin E. Crail(2)	17,373	–	17,373
Brett P. Seabert	29,000	49,291	78,291
Scott G. Capdevielle(3)	9,745	12,375	22,120
Andrew T. Berger(4)	10,418	–	10,418
Mary K. Thompson(5)	9,802	9,900	19,702
Rahul Mewawalla(4)	4,890	11,960	16,850

(1)    On June 9, 2022, Ms. Charles notified the Board of her intent to not stand for reelection at the Annual Meeting and to retire effective as of the conclusion of the Annual Meeting.

(2)    Mr. Crail served as a director until his retirement from the Board, effective October 6, 2021.

(3)    Mr. Capdevielle resigned from the Board on July 26, 2021.

(4)    Mr. Mewawalla was appointed to the Board on June 18, 2021. Mr. Berger and Mr. Mewawalla each served as a director on the Board until certification of the vote at the 2021 Annual Meeting on October 14, 2021.

(5)    Ms. Thompson resigned from the Board on September 16, 2021.

(6)    Represents the grant date fair value for stock awards granted during fiscal year 2022 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. A summary of the assumptions we applied in calculating these amounts is set forth in the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of June 24, 2022, with respect to the shares of our common stock beneficially owned (i) by each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and each director nominee, (iii) each named executive officer set forth in the Summary Compensation Table above and (iv) by all of our directors and executive officers as a group. As of June 24, 2022, 6,216,724 shares of our common stock were outstanding.

The number of shares beneficially owned includes shares of our common stock with respect to which the persons named below have either investment or voting power. A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of June 24, 2022 through the vesting of RSUs, or through the conversion of another security. For purposes of calculating each person’s or group’s percentage ownership, shares of our common stock issuable upon the vesting of RSUs or through conversion of another security within 60 days of June 24, 2022 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Except as noted, each beneficial owner has sole investment and voting power with respect to our common stock.

Unless otherwise indicated, the address for each director and named executive officer listed below is c/o Rocky Mountain Chocolate Factory, Inc., 265 Turner Drive, Durango, Colorado 81303.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders:
Bradley L. Radoff	617,700	(1)	9.94%
FMR LLC	580,170	(2)	9.33%
Global Value Investment Corp.	543,005	(3)(6)	8.73%
AB Value Management LLC	460,189	(4)	7.40%
Franklin E. Crail	457,588		7.36%
Renaissance Technologies LLC	415,563	(5)	6.68%

Directors and Named Executive Officers:
Jeffrey R. Geygan	543,005	(3)(6)	8.73%
Robert J. Sarlls	-		*
Gabriel Arreaga	3,258		*
Elisabeth B. Charles	3,258		*
Mark O. Riegel	3,258		*
Brett P. Seabert	7,389		*
Sandra Elizabeth Taylor	3,258		*
Bryan J. Merryman	100,000		1.61%
Edward L. Dudley	49,564		*
Gregory L. Pope	73,514		1.18%
All current executive officers and directors as a group (12 persons)	800,514	(7)	12.88%

*         Less than 1%

(1)
Based solely on the information contained in a filing on Schedule 13D/A filed with the SEC on June 1, 2022 (the “Radoff Schedule 13D”). On June 1, 2022, Bradley L. Radoff, Mary Bradley, Richard Degnan, Correne S. Loeffler and Suchit Majmudar (collectively, the “Radoff Reporting Persons”) filed a Schedule 13D/A with the SEC, which indicated, among other things, that on May 27, 2022, the Radoff Reporting Persons entered into a Joint Filing and Solicitation Agreement with AB Value Partners, LP (“AB Value Partners”), AB Value Management LLC (“AB Value Management”) and Andrew T. Berger (together with AB Value Partners and AB Value Management, collectively, the “AB Value Parties”) and that, as a result, the Radoff Reporting Persons may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Exchange Act, comprised of the Radoff Reporting Persons and the AB Value Parties. According to the Radoff Schedule 13D, (i) Mr. Radoff had shared voting and dispositive power over, and total beneficial ownership regarding, 617,700 shares of common stock, (ii) Ms. Bradley had no shared voting or dispositive power over, or total beneficial ownership regarding, any shares of common stock, (iii) Mr. Degnan had no shared voting or dispositive power over, or total beneficial ownership regarding, any shares of common stock, (iv) Ms. Loeffler had no shared voting or dispositive power over, or total beneficial ownership regarding, any shares of common stock, (v) Mr. Majmudar had no shared voting or dispositive power over, or total beneficial ownership regarding, any shares of common stock and (vi) the AB Value Parties represented to the Radoff Reporting Persons that it beneficially owned 460,189 shares of common stock. The principal business address of Mr. Radoff is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098. The principal business address of Ms. Bradley is Planet Fitness, Inc., 4 Liberty Lane West, Hampton, New Hampshire 03842. The principal business address of each of Messrs. Degnan and Majmudar and Ms. Loeffler are personal residences which have been retained in the files of Olshan Frome Wolosky LLP, 1325 Avenue of the Americas, New York, New York 10019.

(2)	Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 8, 2022. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(3)
Based in part on the information contained in a filing on Schedule 13D/A filed with the SEC on October 5, 2021. The address of Global Value Investment Corp. is 1433 N. Water Street, Suite 400, Milwaukee, Wisconsin 53202.

(4)
Based solely on the information contained in a filing on Schedule 13D/A filed with the SEC on June 1, 2022 (the “AB Value Schedule 13D”). On June 1, 2022, the AB Value Parties filed a Schedule 13D/A with the SEC, which indicated, among other things, that on May 27, 2022, the AB Value Parties entered into a Joint Filing and Solicitation Agreement and that, as a result, the AB Value Parties may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Exchange Act, comprised of the AB Value Parties and the Radoff Reporting Persons. According to the AB Value Schedule 13D, (i) AB Value Partners had shared voting and dispositive power over, and total beneficial ownership regarding, 224,855 shares of common stock; (ii) AB Value Management had shared voting and dispositive power over, and total beneficial ownership regarding, 460,189 shares of common stock; (iii) Mr. Berger had shared voting and dispositive power over, and total beneficial ownership regarding, 460,189 shares of common stock; and (iv) Mr. Radoff represented to AB Value that he beneficially owned 617,700 shares of common stock. The address of each of AB Value Partners, AB Value Management and Mr. Berger is 208 Lenox Avenue, #409, Westfield, New Jersey 07090.

(5)
Based solely on the information contained in a filing on Schedule 13G/A filed with the SEC on February 11, 2022. The shares are beneficially owned by Renaissance Technologies LLC and its affiliate, Renaissance Technologies Holdings Corporation. The address of Renaissance Technologies LLC and its affiliates is 800 Third Avenue, New York, New York 10022.

(6)
Mr. Geygan, as chief executive officer and principal of Global Value Investment Corp., may be deemed to beneficially own an aggregate 525,047 shares of common stock through Global Value Investment Corp., including shares of common stock that may be deemed to be indirectly beneficially owned by Global Value Investment Corp. See footnote 3. Mr. Geygan also owns 16,872 shares directly through a revocable trust with his spouse.

(7)	Includes approximately 50,046 shares held within the Rocky Mountain Chocolate Factory, Inc. 401(K) Plan.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of Forms 3 and 4 (and amendments thereto) and written representations furnished to us during the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of any class of our equity securities failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during our most recent fiscal year, except for: (i) one Form 4 for Rahul Mewawalla in June 2021 relating to the annual common stock grant to non-employee directors and (ii) one Form 4 for Jeffrey R. Geygan in January 2022 that was filed in March 2022 relating to open market purchases of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

The following is a description of transactions entered into, or in effect, after March 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

Global Value Investment Corp. Cooperation Agreement

On August 12, 2021 (the “GVIC Effective Date”), we entered into a cooperation agreement (the “GVIC Cooperation Agreement”) with GVIC pertaining to, among other things, the appointment of one director to the Board. Pursuant to the GVIC Cooperation Agreement, subject to certain conditions, GVIC agreed to customary standstill and voting provisions. The GVIC Cooperation Agreement was approved by the Special Committee.

Pursuant to the GVIC Cooperation Agreement, on the GVIC Effective Date, the Board appointed Jeffrey R. Geygan to serve as a member of the Board with a term expiring at the 2021 Annual Meeting.

In connection therewith, the Special Committee agreed to cause the Company to nominate and begin efforts to accommodate the successful election of Mr. Geygan as a director of the Company at the 2021 Annual Meeting, with a term expiring at the Annual Meeting. The Company agreed to use the same solicitation efforts on behalf of Mr. Geygan as for all other nominees at the Annual Meeting. In addition, subject to certain conditions and requirements described in the GVIC Cooperation Agreement, GVIC had certain replacement rights in the event that Mr. Geygan is unable to serve as a director during the GVIC Standstill Period (as defined in the GVIC Cooperation Agreement).

Pursuant to the terms of the GVIC Cooperation Agreement, the GVIC Cooperation Agreement is no longer in effect.

AB Value Cooperation Agreement

On December 3, 2019, we entered into a cooperation agreement with AB Value (the “AB Value Cooperation Agreement”), pertaining to, among other things, the nomination and election of two directors to the Board. Pursuant to the AB Value Cooperation Agreement, subject to conditions, AB Value agreed to customary standstill and voting provisions.

Pursuant to the AB Value Cooperation Agreement, we agreed to take appropriate action to nominate Andrew T. Berger and Mary K. Thompson (each, an “AB Value Director” and together, the “AB Value Directors”) for election to the Board at 2020 Annual Meeting of Stockholders held on January 9, 2020. The AB Value Directors also had certain Board observer and information rights with respect to the Board, its committees and the Company, as set forth in the AB Value Cooperation Agreement.

Pursuant to the terms of the AB Value Cooperation Agreement, the AB Value Cooperation Agreement is no longer in effect.

Policies and Procedures for Approving Transactions with Related Persons

The Audit Committee has the responsibility to review and approve related person transactions, either in advance or when we become aware of a related person transaction that was not reviewed and approved in advance; however, the Board has not adopted a written policy or procedures governing its approval of transactions with related persons. Other than as described above, there were no related person transactions in fiscal year 2022.

Director Independence

Nasdaq listing rules require that a majority of the Board must be comprised of independent directors. The Board has determined that Jeffrey R. Geygan, Gabriel Arreaga, Elisabeth B. Charles, Mark O. Riegel, Brett P. Seabert and Sandra Elizabeth Taylor are each an independent director. Mr. Sarlls is not independent due to his service as a current executive officer of the Company. The Board makes a determination regarding the independence of each director annually based on relevant facts and circumstances. Applying the standards and independence criteria defined by the Nasdaq listing standards, the Board made a determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

The Board has determined that each of Brett P. Seabert, Gabriel Arreaga, Elisabeth B. Charles and Jeffrey R. Geygan, representing all of the members of the Audit Committee, is an “independent director” under applicable Nasdaq listing rules and SEC regulations applicable to Audit Committee members.

The Board has determined that each of Gabriel Arreaga, Elisabeth B. Charles, Jeffrey R. Geygan and Sandra Elizabeth is an “independent director” under Nasdaq listing standards and SEC rules applicable to Compensation Committee members.

The Board has determined that each of Mark O. Riegel, Brett P. Seabert and Sandra Elizabeth Taylor, representing all of the members of the Nominating Committee is an “independent director” under applicable Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

Fees billed by Plante Moran in fiscal years 2022 and 2021 were as follows:

	2022	2021
Audit fees	$171,914	$161,300
Audit-related fees(1)	$21,500	$16,500
Tax fees(2)	$67,275	$49,475
All other fees	—	—
Total	$260,689	$227,275

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

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services to be provided by the independent auditor. Such policy requires that all audit and permissible non-audit services to be provided by the independent auditor must be submitted to the Audit Committee for approval at a meeting of the Audit Committee or by unanimous written consent of the Audit Committee in lieu of a meeting. The Audit Committee has determined that the provision of the services listed above is compatible with maintaining the principal accountant's independence, and pre-approved all such services and fees in fiscal years 2022 and 2021.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits. The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to
3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36865)

3.2	Second Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K filed on December 6, 2019 (File No. 001-36865)

4.1	Description of Securities	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

4.2†	Common Stock Purchase Warrant, dated as of December 20, 2019, issued to Edible Arrangements, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated).	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Revolving Line of Credit Note, dated October 13, 2021, between Rocky Mountain Chocolate Factory, Inc. and Wells Fargo Bank, National Association	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (File No. 001-36865)

10.8*	Master License Agreement, dated April 27, 2012, between RMCF Asia, Ltd. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 (File No. 000-14749)

10.9**	Second Restated Employment Agreement, dated February 26, 2019, between Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and Bryan J. Merryman.	Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2019 (File No. 001-36865)

10.10**	Letter Agreement, dated November 8, 2021, between Rocky Mountain Chocolate Factory, Inc. and Bryan J. Merryman.	Exhibit 10.1 to the Current Report on Form 8-K filed November 9, 2021 (File No. 001-36865)

10.11	Cooperation Agreement, dated August 12, 2021, between Global Value Investment Corp. and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed August 16, 2021 (File No. 001-36865)

10.12†	Exclusive Supplier Operating Agreement, dated as of December 20, 2019, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.13†	Strategic Alliance Agreement, dated as of December 20, 2019, by and among Rocky Mountain Chocolate Factory, Inc., Farids & Co. LLC and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 23, 2019 (File No. 001-36865)

10.14	ECommerce Licensing Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.15	Indemnification Letter Agreement, effective March 16, 2020, by and between Rocky Mountain Chocolate Factory, Inc. and Edible Arrangements, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on March 23, 2020 (File No. 001-36865)

10.16	Loan Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.17	Promissory Note Agreement, dated April 13, 2020, between Rocky Mountain Chocolate Factory, Inc. and 1st SOURCE BANK	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2020 (File No. 001-36865)

10.18**	Offer Letter, dated May 3, 2022, between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2022 (File No. 001-36865)

21.1	Subsidiaries of the Registrant	***

23.1	Consent of Independent Registered Public Accounting Firm	***

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	***

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	***

31.3	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	***

32.2	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	***

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	***

101.SCH	Inline XBRL Taxonomy Extension Schema (1)	***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)	***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(1)	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)	***

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	***

*	Contains material that has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the SEC.

**	Management contract or compensatory plan.

***	Previously filed with the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2022.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 28, 2022	/S/ Bryan J. Merryman
BRYAN J. MERRYMAN
Chief Financial Officer