Form 10-Q
period 2022-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2022-07-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

On June 24, 2022, the registrant had outstanding 6,216,724 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,
	2022	2021
Revenues
Sales	$5,950,238	$5,830,198
Franchise and royalty fees	1,876,334	1,763,513
Total Revenue	7,826,572	7,593,711

Costs and Expenses
Cost of sales	4,723,455	4,546,597
Franchise costs	494,212	551,650
Sales and marketing	528,009	412,657
General and administrative	1,631,223	844,821
Retail operating	471,532	444,067
Depreciation and amortization, exclusive of depreciation and amortization expense of $159,706, $151,899, respectively, included in cost of sales
	127,478	148,015
Total costs and expenses	7,975,909	6,947,807

Income (Loss) from Operations	(149,337)	645,904

Other Income
Interest Income	2,641	4,571
Gain on insurance recovery	-	167,123
Other income, net	2,641	171,694

Income (Loss) Before Income Taxes	(146,696)	817,598

Income Tax Provision (Benefit)	(31,755)	237,793

Consolidated Net Income (Loss)	$(114,941)	$579,805

Basic Earnings (Loss) per Common Share	$(0.02)	$0.09
Diluted Earnings (Loss) per Common Share	$(0.02)	$0.09

Weighted Average Common Shares Outstanding - Basic	6,206,939	6,118,433
Dilutive Effect of Employee Stock Awards	-	171,277
Weighted Average Common Shares Outstanding - Diluted	6,206,939	6,289,710

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2022	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,989,510	$7,587,374
Resticted cash	1,344,813	-
Accounts receivable, less allowance for doubtful accounts of $819,183 and $870,735, respectively	1,903,781	1,967,914
Notes receivable, current portion, less current portion of the valuation allowance of $33,784 and $47,228, respectively	15,330	8,680
Refundable income taxes	565,653	736,528
Inventories	5,059,762	4,354,202
Other	547,431	343,268
Total current assets	15,426,280	14,997,966
Property and Equipment, Net	5,602,864	5,499,890
Other Assets
Goodwill, net	729,701	729,701
Franchise rights, net	1,985,634	2,078,066
Intangible assets, net	343,769	353,685
Deferred income taxes	1,273,965	1,388,271
Lease right of use asset	2,077,230	1,771,034
Other	52,148	62,148
Total other assets	6,462,447	6,382,905
Total Assets	$27,491,591	$26,880,761
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,095,931	$1,579,917
Accrued salaries and wages	1,962,184	2,125,430
Gift card liabilities	565,213	574,883
Other accrued expenses	216,317	239,644
Contract liabilities	198,787	195,961
Lease liability	660,812	595,897
Total current liabilities	5,699,244	5,311,732
Lease Liability, Less Current Portion	1,458,464	1,218,256
Contract Liabilities, Less Current Portion	917,301	950,847
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,213,681 shares and 6,186,356 shares issued and outstanding, respectively	6,214	6,186
Additional paid-in capital	8,938,499	8,806,930
Retained earnings	10,471,869	10,586,810
Total stockholders' equity	19,416,582	19,399,926
Total Liabilities and Stockholders' Equity	$27,491,591	$26,880,761

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	May 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(114,941)	$579,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,184	299,914
Provision for obsolete inventory	59,796	33,285
Provision for loss on accounts and notes receivable	(100,000)	-
Loss (gain) on sale or disposal of property and equipment	1,950	(164,286)
Expense recorded for stock compensation	131,597	146,157
Deferred income taxes	114,306	23,076
Changes in operating assets and liabilities:
Accounts receivable	142,072	(114,876)
Refundable income taxes	170,875	255,974
Inventories	(750,752)	(386,868)
Contract Liabilities	(30,720)	(6,213)
Other current assets	(204,163)	(147,911)
Accounts payable	501,410	(123,087)
Accrued liabilities	(197,316)	(9,159)
Net cash provided by operating activities	11,298	385,811

Cash Flows from Investing Activities
Proceeds received on notes receivable	15,411	21,634
Proceeds from sale or distribution of assets	600	-
Proceeds from insurance recovery	-	206,336
Purchases of property and equipment	(290,360)	(457,435)
Decrease in other assets	10,000	-
Net cash used in investing activities	(264,349)	(229,465)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(253,051)	156,346
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	7,587,374	5,633,279
Cash, Cash Equivalents and Restricted Cash, End of Period	$7,334,323	$5,789,625

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended
	May 31,
	2022	2021
Common Stock
Balance at February 28:	$6,186	$6,074
Issuance of common stock	-	7
Equity compensation, restricted stock units and stock options	28	38
Balance at May 31:	6,214	6,119

Additional Paid-in Capital
Balance at February 28:	8,806,930	7,971,712
Issuance of common stock	-	34,643
Equity compensation, restricted stock units and stock options	131,569	111,469
Balance at May 31:	8,938,499	8,117,824

Retained Earnings
Balance at February 28:	10,586,810	10,989,783
Consolidated net income (loss)	(114,941)	579,805
Balance at May 31:	10,471,869	11,569,588

Total Stockholders' Equity	$19,416,582	$19,693,531

Common Shares Outstanding
Balance at February 28:	6,186,356	6,074,293
Issuance of common stock	-	7,000
Equity compensation, restricted stock units and stock options	27,325	37,702
Balance at May 31:	6,213,681	6,118,995

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), and U-Swirl International, Inc. (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company,” “we,” “us” or “our”).

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

The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; (ii) the collection of franchise fees and royalties from franchisees’ sales; and (iii) sales at Company-owned stores of chocolates, frozen yogurt, and other confectionery products.

In FY 2020 and early FY 2021 we entered into long-term strategic alliance and ecommerce agreements with Edible Arrangements®, LLC and its affiliates (“Edible”), whereby it was intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we also executed an ecommerce licensing agreement with Edible, whereby Edible was expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022, certain disagreements arose between the Company and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  Purchases by Edible during the three months ended May 31, 2022 and 2021 were approximately $311,000 and $484,000, or 4.0% and 6.4% of the Company’s revenues, respectively. There can be no assurance historical revenue levels will be indicative of future revenues.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés at May 31, 2022:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	5	154	159
International license stores	1	5	6
Cold Stone Creamery - co-branded	4	100	104
U-Swirl (Including all associated brands)			-
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	-	56	56
Franchise stores - Domestic - co-branded	1	6	7
International license stores	-	1	1
Total	11	327	338

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC had expired. In September 2021, the Company and IC reached a Settlement Agreement (the “IC Agreement”) whereby the parties agreed to a six month negotiation period to explore alternative solutions. The six month period lapsed in March 2022, however the parties have continued negotiations and negotiations continue as of the date of this filing. The IC Agreement contains provisions that would require IC to de-identify its locations if a solution is not reached. IC operates approximately 49 locations in Canada. During the three months ended May 31, 2022 the Company recognized approximately $30,000 of factory revenue from locations operated by IC in Canada compared with no revenue recognized from locations operated by IC in Canada during the three months ended May 31, 2021.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2022 filed on May 27, 2022. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2022	2021
Cash paid (received) for:
Interest	$-	$-
Income taxes	(316,937)	(49,952)

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

The following table summarizes contract liabilities as of May 31, 2022 and May 31, 2021:

	Three Months Ended
	May 31:
	2022	2021
Contract liabilities at the beginning of the year:	$1,146,808	$1,119,646
Revenue recognized	(67,220)	(56,213)
Contract fees received	36,500	50,000
Amortized gain on the financed sale of equipment	-	(3,133)
Contract liabilities at the end of the period:	$1,116,088	$1,110,300

On May 31, 2022, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 23	$154,951
FYE 24	172,857
FYE 25	157,873
FYE 26	145,751
FYE 27	129,060
Thereafter	355,596
Total	$1,116,088

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended May 31, 2022

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$53,853	$-	$-	$13,367	$67,220

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,157,610	-	-	5,157,610
Retail sales	-	-	250,410	542,218	792,628
Royalty and marketing fees	1,440,327	-	-	368,787	1,809,114
Total	$1,494,180	$5,157,610	$250,410	$924,372	$7,826,572

Three Months Ended May 31, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$41,245	$-	$-	$14,968	$56,213

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,040,723	-	-	5,040,723
Retail sales	-	-	282,978	506,497	789,475
Royalty and marketing fees	1,392,482	-	-	314,818	1,707,300
Total	$1,433,727	$5,040,723	$282,978	$836,283	$7,593,711

NOTE 5 – INVENTORIES

Inventories consist of the following inventory at May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Ingredients and supplies	$2,908,856	$2,753,068
Finished candy	2,777,054	2,168,084
U-Swirl food and packaging	44,548	56,319
Reserve for slow moving inventory	(670,696)	(623,269)
Total inventories	$5,059,762	$4,354,202

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2022 and February 28, 2022 consisted of the following:

	May 31, 2022	February 28, 2022
Land	$513,618	$513,618
Building	5,148,854	5,148,854
Machinery and equipment	10,492,716	10,207,182
Furniture and fixtures	790,197	787,921
Leasehold improvements	985,914	985,914
Transportation equipment	479,701	479,701
	18,411,000	18,123,190

Less accumulated depreciation	(12,808,136)	(12,623,300)
Property and equipment, net	$5,602,864	$5,499,890

Depreciation expense related to property and equipment totaled $184,836 and $178,575 during the three months ended May 31, 2022 and 2021, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2022 and February 28, 2022 consist of the following:

		May 31, 2022		February 28, 2022
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10 Years	$394,826	$245,135	$394,826	$240,409
Packaging licenses	3-5 Years	120,830	120,830	120,830	120,830
Packaging design	10 Years	430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5-20 Years	556,339	362,261	556,339	357,071
Franchise rights	20 Years	5,979,637	3,994,003	5,979,637	3,901,571
Total		7,482,605	5,153,202	7,482,605	5,050,854
Goodwill and intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		$515,065		$515,065
Franchising goodwill		97,318		97,318
Manufacturing segment-goodwill		97,318		97,318
Trademark		20,000		20,000
Total		729,701		729,701

Total Goodwill and Intangible Assets		$8,212,306	$5,153,202	$8,212,306	$5,050,854

Amortization expense related to intangible assets totaled $102,348 and $121,339 during the three months ended May 31, 2022 and 2021, respectively.

At May 31, 2022, annual amortization of placed in service intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 23	$307,045
FYE 24	346,672
FYE 25	294,427
FYE 26	251,342
FYE 27	215,382
Thereafter	914,535
Total	$2,329,403

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing base limitations) as of May 31, 2022 (the “Credit Line”). The Credit Line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (3.2% at May 31, 2022 and 2.42% at February 28, 2022). Additionally, the Credit Line is subject to various financial ratio and leverage covenants. At May 31, 2022, the Company was in compliance with all such covenants. The Credit Line is subject to renewal in September 2022 and the Company believes it is likely to be renewed on terms similar to the current terms.

NOTE 9 - STOCKHOLDERS’ EQUITY

Warrants

In consideration of Edible entering into the exclusive supplier agreement and the performance of its obligations therein, on December 20, 2019, the Company issued Edible a warrant (the “Warrant”) to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the exclusive supplier agreement, subject to, and only upon, Edible’s achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the exclusive supplier agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant. As of May 31, 2022 no warrants have vested.

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

The Company recognized $131,597 of stock-based compensation expense during the three months ended May 31, 2022 compared with $146,157 during the three months ended May 31, 2021. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2022 and 2021:

	Three Months Ended
	May 31,
	2022	2021
Outstanding non-vested restricted stock units as of February 28 or 29:	105,978	209,450
Granted	55,336	-
Vested	(27,326)	(37,702)
Cancelled/forfeited	-	(900)
Outstanding non-vested restricted stock units as of May 31:	133,988	170,848

Weighted average grant date fair value	$6.65	$9.40
Weighted average remaining vesting period (in years)	2.36	3.41

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during during the three months ended May 31, 2022 and 2021:

	Three Months Ended
	May 31,
	2022	2021
Outstanding stock options as of February 28:	-	-
Granted	27,668	-
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding stock options as of May 31:	27,668	-

Weighted average exercise price	6.38	n/a
Weighted average remaining contractual term (in years)	9.95	n/a

The Company did not issue any unrestricted shares of stock to non-employee directors during the three months ended May 31, 2022 compared with 7,000 shares issued during the three months ended May 31, 2021. In connection with these non-employee director stock issuances, the Company recognized $0 and $34,650 of stock-based compensation expense during the three months ended May 31, 2022 and 2021, respectively.

During the three months ended May 31, 2022, the Company issued 27,668 stock options and issued up to 55,336 performance-based restricted stock units subject to vesting based on the achievement of performance goals. These issuances were made to the Company’s new Chief Executive Officer as a part of the incentive compensation structure for Mr. Sarlls. The stock options were issued with an aggregate grant date fair value of $58,213 or $2.10 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $168,304 or $6.08 per share, based upon a target issuance of 27,668 shares. The stock options granted vest with respect to one-third of the shares on the last day of the Company’s current fiscal year ending February 28, 2023, and vest as to remaining shares in equal quarterly increments on the last day of each quarter thereafter. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of performance-based restricted stock units if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee has discretion to determine the number of performance-based restricted stock units between 0-200% of the target number that will vest based on achievement of performance below or above the target performance goal.

During the three months ended May 31, 2022, the Company recognized $131,597 of stock-based compensation expense related to outstanding restricted stock units and stock options, compared to $111,507 during the three months ended May 31, 2021. Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2022, was $865,549, which is expected to be recognized over the weighted average period of 2.36 years.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the settlement of restricted stock units. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2022, 960,677 shares of common stock warrants and 137,082 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended May 31, 2021, 960,677 shares of common stock warrants and no shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2022 and 2021, lease expense recognized in the Consolidated Statements of Operations was $190,108 and $209,025, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.3% as of May 31, 2022. The total estimated future minimum lease payments is $2.3 million.

As of May 31, 2022, maturities of lease liabilities for our operating leases were as follows:

FYE 23	$519,117
FYE 24	518,508
FYE 25	369,545
FYE 26	271,903
FYE 27	181,947
Thereafter	462,121
Total	$2,323,141

Less: imputed interest	(203,865)
Present value of lease liabilities:	$2,119,276

Weighted average lease term	6.4

During the three months ended May 31, 2022 the Company entered into a lease for trailers used in the Company’s trucking operations. This lease resulted in the Company recognizing a present value of future lease liability of $456,885 based upon a total lease liability of $502,894.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreement Payments upon a Change in Control

We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions. The employment agreements for executives (other than Mr. Sarlls and Mr. Merryman) generally provide that, if the Company or the executive terminates the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary and (ii) the lesser of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred or (b) 25% of the executive's annual salary. The executive will also receive an additional payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage. Additionally, all of the named executive officer’s unvested restricted stock units will immediately vest and become exercisable and payable.

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

As a result of the changes in our Board of Directors over the past 12 months, the Company may be liable to each executive for change in control payments contingent upon a triggering termination event. As of May 31, 2022 the amount of the unrecorded cash severance payments and benefits contingent upon a subsequent triggering termination event are estimated to be approximately $859,000 and the acceleration of unvested restricted stock units with an unrecognized expense of approximately $108,000. The Company may further be liable for outplacement services obligations, consulting fees, and certain tax consequences associated with severance payments, benefits payments and stock awards. These additional obligations may have a material impact on the liability of the Company upon a triggering termination.

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2022, the Company was contracted for approximately $141,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

NOTE 13 - OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022 filed on May 27, 2022. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended May 31, 2022	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,495,454	$5,404,278	$250,410	$924,372	$-	$8,074,514
Intersegment revenues	(1,274)	(246,668)	-	-	-	(247,942)
Revenue from external customers	1,494,180	5,157,610	250,410	924,372	-	7,826,572
Segment profit (loss)	707,096	608,232	(12,232)	168,257	(1,618,049)	(146,696)
Total assets	1,201,855	10,751,227	637,637	4,903,780	9,997,092	27,491,591
Capital expenditures	1,182	249,315	317	29,475	10,071	290,360
Total depreciation & amortization	$8,919	$161,188	$1,412	$98,291	$17,374	$287,184

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended May 31, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,435,366	$5,285,106	$282,978	$836,283	$-	$7,839,733
Intersegment revenues	(1,639)	(244,383)	-	-	-	(246,022)
Revenue from external customers	1,433,727	5,040,723	282,978	836,283	-	7,593,711
Segment profit (loss)	644,866	668,024	18,265	145,542	(659,099)	817,598
Total assets	1,430,823	10,075,833	638,670	5,379,850	8,277,451	25,802,627
Capital expenditures	1,182	432,411	1,068	1,399	21,375	457,435
Total depreciation & amortization	$9,498	$153,620	$1,401	$116,730	$18,665	$299,914

NOTE 14 – CONTESTED SOLICITATION OF PROXIES AND CHANGE IN CONTROL PAYMENTS

Contested Solicitation of Proxies

During the three months ended May 31, 2022, the Company incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three months ended May 31, 2022, the Company incurred approximately $305,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended May 31, 2021. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

NOTE 15 – RESTRICTED CASH

In accordance with the Letter Agreement between the Company and Bryan J. Merryman, the Company’s former Chief Executive Officer, in March 2022, the Company established a rabbi trust with an outside third-party trustee, and contributed $1,344,813 to the trust, which represents the aggregate amount of the termination payment and the cash payment for insurance coverage to be paid to Mr. Merryman upon his termination of his employment. This obligation is included in accrued salaries and wages at May 31, 2022 and February 28, 2022 on the accompanying consolidated balance sheet. This trust balance is classified as restricted cash on the accompanying consolidated balance sheet as of May 31, 2022.

Cash, cash equivilants and restricted cash as of May 31, 2022 and February 28, 2022 consisted of the following:

	May 31, 2022	February 28, 2022
Cash and cash equivalents	$5,989,510	$7,587,374
Restricted cash	1,344,813	-
Total cash, cash equivalents and restricted cash	$7,334,323	$7,587,374

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. Factors which could cause results to differ include, but are not limited to: inflationary impacts, the impacts of the COVID-19 pandemic on our business, including, among other things, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures, achievement of the anticipated potential benefits of the strategic alliance with Edible (as defined herein), our ability to provide products to Edible under the strategic alliance, the ability to increase our online sales through the agreements with Edible, the outcome of the legal proceedings initiated against Immaculate Confections, the operator of franchise/license locations in Canada, changes in the confectionery business environment, seasonality, consumer interest in our products, general economic conditions, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, franchising, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 filed on May 27, 2022, as amended on June 28, 2022. These forward-looking statements apply only as of the date of this Quarterly Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Quarterly Report or those that might reflect the occurrence of unanticipated events.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our wholly-owned subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionery products. We also sell our candy in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2022, there were two Company-owned, 100 licensee-owned and 159 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, the republic of Panama, and the Philippines. As of May 31, 2022, U-Swirl operated three Company-owned cafés and 63 franchised cafés located in 22 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

In FY 2020 and early FY 2021, we entered into a long-term strategic alliance and ecommerce agreements with Edible, whereby it was intended that we would become the exclusive provider of certain branded chocolate products to Edible, its affiliates and its franchisees. Under the strategic alliance, Rocky Mountain Chocolate Factory branded products are available for purchase both on Edible’s website as well as through over 1,000 franchised Edible locations nationwide. In addition, due to Edible’s significant e-commerce expertise and scale, we have also executed an ecommerce licensing agreement with Edible, whereby Edible is expected to sell a wide variety of chocolates, candies and other confectionery products produced by the Company or its franchisees through Edible’s websites. There is no assurance that the strategic alliance and ecommerce agreements will be deployed into our operations and to our satisfaction, or that we will achieve the expected full benefits from these agreements. During FY 2022, certain disagreements arose between the Company and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable.  There can be no assurance historical revenue levels will be indicative of future revenues.

Labor and Supply Chain

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have begun to see labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our manufacturing facility, or if we or our franchisees experience delays in stocking our products. For additional information, see Item 1A. “Rick Factors” - The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022.

Contested Solicitation of Proxies

During the three months ended May 31, 2022, the Company incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three months ended May 31, 2022, the Company incurred approximately $305,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended May 31, 2021. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. Future costs associated with the stockholder’s contested solicitation of proxies may have a material impact on the result of future periods.

Results of Operations

Three Months Ended May 31, 2022 Compared to the Three Months Ended May 31, 2021

Results Summary

Basic earnings per share decreased from $0.09 per share for the three months ended May 31, 2021 to a loss of $(0.02) per share for the three months ended May 31, 2022. Revenues increased 3.1% from $7.6 million for the three months ended May 31, 2021 to $7.8 million for the three months ended May 31, 2022. Income from operations decreased from $646,000 for the three months ended May 31, 2021 to a loss from operations of $149,000 for the three months ended May 31, 2022. Net income decreased from $580,000 for the three months ended May 31, 2021 to a net loss of $115,000 for the three months ended May 31, 2022.

Revenues

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2022	2021	Change	Change
Factory sales	$5,157.6	$5,040.7	$116.9	2.3%
Retail sales	792.7	789.5	3.2	0.4%
Franchise fees	67.2	56.2	11.0	19.6%
Royalty and marketing fees	1,809.1	1,707.3	101.8	6.0%
Total	$7,826.6	$7,593.7	$232.9	3.1%

Factory Sales

The increase in factory sales for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was primarily due to a $613,000 increase in sales of product to our network of franchised and licensed retail stores partially offset by a $496,000 decrease in shipments of product to customers outside our network of franchised retail stores. Purchases by the Company’s largest customer, Edible, during the three months ended May 31, 2022 were approximately $311,000, or 4.0% of the Company’s revenues, compared to $484,000, or 6.4% of the Company’s revenues during the three months ended May 31, 2021. During the three months ended May 31, 2021, certain disagreements arose between the Company and Edible related to the strategic alliance and ecommerce agreements resulting in continuing discussions, the result of which are not currently determinable. There can be no assurance historical revenue levels will be indicative of future revenues.

The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of an increase in same-store pounds purchased and an increase in sales resulting from increases to product pricing enacted to offset the impacts of inflation. Same store pounds purchased by domestic franchise and licensed locations increased 3.9% during the three months ended May 31, 2022 when compared to the three months ended May 31, 2021.

Retail Sales

Retail sales at Company-owned stores were relatively flat during the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

Royalty, Marketing Fees and Franchise Fees

The increase in royalty and marketing fees for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was primarily due to an increase in same-store sales at domestic franchise frozen yogurt cafés. Same store sales at all domestic franchise locations increased 3.9% during the three months ended May 31, 2022 when compared to the three months ended May 31, 2021 with same-store sales at the Company’s domestic franchise frozen yogurt cafés increasing 20.5% during the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

The increase in franchise fees was primarily the result of a store closure and the acceleration of unrecognized franchise fee revenue during the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

Costs and Expenses

Cost of Sales

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Cost of sales - factory	$4,427.7	$4,290.0	$137.7	3.2%
Cost of sales - retail	295.8	256.6	39.2	15.3%
Franchise costs	494.2	551.7	(57.5)	(10.4)%
Sales and marketing	528.0	412.7	115.3	27.9%
General and administrative	1,631.2	844.8	786.4	93.1%
Retail operating	471.5	444.1	27.4	6.2%
Total	$7,848.4	$6,799.9	$1,048.5	15.4%

Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$729.9	$750.7	$(20.8)	(2.8)%
Retail gross margin	496.9	532.9	(36.0)	(6.8)%
Total	$1,226.8	$1,283.6	$(56.8)	(4.4)%

	Three Months Ended
	May 31,		%	%
	2022	2021	Change	Change
(Percent)
Factory gross margin	14.2%	14.9%	(0.7)%	(4.7)%
Retail gross margin	62.7%	67.5%	(4.8)%	(7.1)%
Total	20.6%	22.0%	(1.4)%	(6.4)%

Adjusted Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$729.9	$750.7	$(20.8)	(2.8)%
Plus: depreciation and amortization	159.7	151.9	7.8	5.1%
Factory adjusted gross margin	889.6	902.6	(13.0)	(1.4)%
Retail gross margin	496.9	532.9	(36.0)	(6.8)%
Total Adjusted Gross Margin	$1,386.5	$1,435.5	$(49.0)	(3.4)%

Factory adjusted gross margin	17.2%	17.9%	(0.7)%	(3.9)%
Retail gross margin	62.7%	67.5%	(4.8)%	(7.1)%
Total Adjusted Gross Margin	23.3%	24.6%	(1.3)%	(5.3)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased 70 basis points to 14.2% in the three months ended May 31, 2022 compared to of 14.9% during the three months ended May 31, 2021, due primarily to an increase in costs from wage and material inflation realized in the three months ended May 31, 2022 compared to the three months ended May 31, 2021, partially offset by an increase in product prices that became effective on May 1, 2022.

Retail gross margins decreased from 67.5% during the three months ended May 31, 2021 to 62.7% during the three months ended May 31, 2022. The decrease in retail gross margins was primarily the result of an increase in costs of raw material.

Franchise Costs

The decrease in franchise costs in the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was due primarily to a decrease in professional fees, the result of litigation with our licensee in Canada incurred during the three months ended May 31, 2021 with no comparable legal expense in the three months ended May 31, 2022. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 26.3% in the three months ended May 31, 2022 from 31.3% in the three months ended May 31, 2021. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty revenues and lower franchse costs during the three months ended May 31, 2022.

Sales and Marketing

The increase in sales and marketing costs for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was primarily due to an increase in online advertising costs.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was due primarily to an increase in professional fees and compensation expense. The increase in professional fees was primarly the result of legal support for our Board of Directors and legal costs associated with compensation arrangements for our former Chief Executive Officer and legal and professional costs associated with the search for and appointment of a new Chief Executive Officer. As a percentage of total revenues, general and administrative expenses increased to 20.8% in the three months ended May 31, 2022 compared to 11.1% in the three months ended May 31, 2021.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended May 31, 2022 compared to the three months ended May 31, 2021 was primarily the result of an increase in salaries and wages in our Company-owned stores and cafés.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $127,000 in the three months ended May 31, 2022, a decrease of 13.9% from $148,000 incurred in the three months ended May 31, 2021. This decrease was the result of a decrease in the amortization of our franchise rights. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 5.1% from $152,000 in the three months ended May 31, 2021 to $160,000 in the three months ended May 31, 2022. This increase was the result of investment in equipment.

Other Income

Other income was $2,600 in the three months ended May 31, 2022 compared to other income of $171,700 during the three months ended May 31, 2021. Net interest income was $2,600 in the three months ended May 31, 2022 compared to net interest income of $4,600 during the three months ended May 31, 2021.

The Company recognized a gain on insurance recovery of $167,100 during the three months ended May 31, 2021, compared with no similar amounts recognized during the three months ended May 31, 2022.

Income Tax Expense

Our effective income tax rate was 21.6% for the three months ended May 31, 2022 and was 29.1% for the three months ended May 31, 2021. This change was primarily the result of the impact of different values of vested restricted stock units for financial reporting purposes compared to how the same vested restricted stock units are valued for tax purposes.

Liquidity and Capital Resources

As of May 31, 2022 and February 28, 2022, working capital was $9.7 million.

Cash and cash equivalent balances, excluding restricted cash, decreased $1.6 million from $7.6 million as of February 28, 2022 to $6.0 million as of May 31, 2022. This decrease in cash and cash equivilants was primarily due to funding of a rabbi trust established for severance payments to our former Chief Executive Officer and the resulting $1.3 million increase in restricted cash balances. Our current ratio was 2.7 to 1 at May 31, 2022 compared to 2.8 to 1 at February 28, 2022. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2022, operating activities provided cash of $11,298, primarily the result of operating results plus accounts payable of $501,410, refundable income taxes of $316,937, and depreciation and amortization of $287,184, partially offset by an increase of inventory of $750,752. During the three months ended May 31, 2021, operating activities provided cash of $385,811, primarily the result of operating results and depreciation and amortization of $299,914 partially offset by an increase of inventory of $386,868.

For the three months ended May 31, 2022, investing activities used cash of $264,349, primarily due to the purchases of property and equipment of $290,360. In comparison, investing activities used cash of $229,465 during the three months ended May 31, 2021, primarily due to the purchase of property and equipment of $457,435 partially offset by proceeds from insurance recovery of $206,336.

There were no cash flows from financing activities during the three months ended May 31, 2022 and 2021.

Off-Balance Sheet Arrangements

As of May 31, 2022, we had purchase obligations of approximately $141,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of May 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 filed on May 27, 2022. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

10.1

Offer Letter, dated May 3, 2022, by and between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2022). +

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it’s XBRL (1))

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104*	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1937, as amended, or otherwise subject to liability under those sections.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 15, 2022	/s/ Bryan J. Merryman
Bryan J. Merryman,
Chief Financial Officer