Form 10-Q
period 2022-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2022-10-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

On October 10, 2022, the registrant had outstanding 6,238,776 shares of its common stock, $0.001 par value.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements expressing general views about future operating results - are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the impacts of the COVID-19 pandemic on our business, the outcome of the legal proceedings, including the proceedings against Immaculate Confections and the proceedings against the AB Value/Radoff Group (as defined herein), changes in the confectionery business environment, seasonality, consumer interest in our products, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, “Item 1A. Risk Factors” and the risks described elsewhere in this report and the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 filed on May 27, 2022, as amended on June 28, 2022 as updated by the section.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”)).

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Revenues
Sales	$5,604,872	$5,944,027	$11,555,110	$11,774,225
Franchise and royalty fees	1,920,813	1,982,050	3,797,147	3,745,563
Total Revenue	7,525,685	7,926,077	15,352,257	15,519,788

Costs and Expenses
Cost of sales	4,078,994	4,072,082	8,802,449	8,618,679
Franchise costs	524,016	737,180	1,018,228	1,288,830
Sales and marketing	481,877	405,935	1,009,886	818,592
General and administrative	4,067,637	1,864,304	5,698,860	2,709,125
Retail operating	470,699	440,173	942,231	884,240
Depreciation and amortization, exclusive of depreciation and amortization expense of $160,767, $157,698, $320,473 and $309,597, respectively, included in cost of sales	127,478	148,578	254,956	296,593
Total costs and expenses	9,750,701	7,668,252	17,726,610	14,616,059

Income (Loss) from Operations	(2,225,016)	257,825	(2,374,353)	903,729

Other Income
Interest Income	3,857	2,582	6,498	7,153
Gain on insurance recovery	-	-	-	167,123
Other income, net	3,857	2,582	6,498	174,276

Income (Loss) Before Income Taxes	(2,221,159)	260,407	(2,367,855)	1,078,005

Income Tax Provision	1,420,027	63,474	1,388,272	301,267

Consolidated Net Income (Loss)	$(3,641,186)	$196,933	$(3,756,127)	$776,738

Basic Earnings (Loss) per Common Share	$(0.59)	$0.03	$(0.60)	$0.13
Diluted Earnings (Loss) per Common Share	$(0.59)	$0.03	$(0.60)	$0.12

Weighted Average Common Shares Outstanding - Basic	6,215,186	6,123,861	6,211,815	6,121,147
Dilutive Effect of Employee Stock Awards	-	167,591	-	169,434
Weighted Average Common Shares Outstanding - Diluted	6,215,186	6,291,452	6,211,815	6,290,581

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2022	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,403,803	$7,587,374
Accounts receivable, less allowance for doubtful accounts of $811,389 and $870,735, respectively	1,964,090	1,967,914
Notes receivable, current portion, less current portion of the valuation allowance of $34,241 and $47,228, respectively	17,581	8,680
Refundable income taxes	431,749	736,528
Inventories	6,429,894	4,354,202
Other	495,986	343,268
Total current assets	14,743,103	14,997,966

Property and Equipment, Net	5,714,969	5,499,890

Other Assets
Notes receivable, less current portion and valuation allowance of $47,710 and $65,059, respectively	44,964	-
Goodwill, net	729,701	729,701
Franchise rights, net	1,893,201	2,078,066
Intangible assets, net	333,854	353,685
Deferred income taxes, net	-	1,388,271
Lease right of use asset	2,742,319	1,771,034
Other	48,115	62,148
Total other assets	5,792,154	6,382,905

Total Assets	$26,250,226	$26,880,761

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,833,545	$1,579,917
Accrued salaries and wages	1,721,567	2,125,430
Gift card liabilities	548,588	574,883
Other accrued expenses	279,169	239,644
Contract liabilities	199,419	195,961
Lease liability	890,550	595,897
Total current liabilities	7,472,838	5,311,732

Lease Liability, Less Current Portion	1,890,611	1,218,256
Contract Liabilities, Less Current Portion	962,341	950,847

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,223,234 shares and 6,186,356 shares issued and outstanding, respectively	6,223	6,186
Additional paid-in capital	9,087,530	8,806,930
Retained earnings	6,830,683	10,586,810

Total stockholders' equity	15,924,436	19,399,926

Total Liabilities and Stockholders' Equity	$26,250,226	$26,880,761

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(3,756,127)	$776,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575,429	606,190
Provision for obsolete inventory	32,862	99,819
Provision for loss on accounts and notes receivable	(119,000)	-
Loss (gain) on sale or disposal of property and equipment	3,571	(142,466)
Expense recorded for stock compensation	280,637	269,624
Deferred income taxes	1,388,271	(57,686)
Changes in operating assets and liabilities:
Accounts receivable	92,487	(262,560)
Refundable income taxes	304,779	147,877
Inventories	(2,068,878)	(1,199,304)
Contract liabilities	14,952	11,747
Other current assets	(152,718)	(107,238)
Accounts payable	2,213,952	1,201,485
Accrued liabilities	(394,910)	83,230
Net cash (used in) provided by operating activities	(1,584,693)	1,427,456

Cash Flows from Investing Activities
Addition to notes receivable	(54,543)	-
Proceeds received on notes receivable	31,015	45,121
Proceeds from sale or distribution of assets	1,529	206,336
Purchases of property and equipment	(586,879)	(570,862)
Decrease (Increase) in other assets	10,000	(10,000)
Net cash used in investing activities	(598,878)	(329,405)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,183,571)	1,098,051

Cash and Cash Equivalents, Beginning of Period	7,587,374	5,633,279

Cash and Cash Equivalents, End of Period	$5,403,803	$6,731,330

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of May 31, 2021	6,118,995	$6,119	$8,117,824	$11,569,588	$19,693,531
Consolidated net (loss) income				196,933	196,933
Issuance of common stock, vesting of restricted stock units and other	5,293	5	(5)		-
Equity compensation, restricted stock units			123,467		123,467
Balance as of August 31, 2021	6,124,288	$6,124	$8,241,286	$11,766,521	$20,013,931

Balance as of February 28, 2021	6,074,293	6,074	$7,971,712	$10,989,783	$18,967,569
Consolidated net (loss) income				776,738	776,738
Issuance of common stock, vesting of restricted stock units and other	49,995	50	(50)		-
Equity compensation, restricted stock units			269,624		269,624
Balance as of August 31, 2021	6,124,288	$6,124	$8,241,286	$11,766,521	$20,013,931

Balance as of May 31, 2022	6,213,681	$6,214	$8,938,499	$10,471,869	$19,416,582
Consolidated net (loss) income				(3,641,186)	(3,641,186)
Issuance of common stock, vesting of restricted stock units and other	9,553	9	(10)		(1)
Equity compensation, restricted stock units			149,041		149,041
Balance as of August 31, 2022	6,223,234	$6,223	$9,087,530	$6,830,683	$15,924,436

Balance as of February 28, 2022	6,186,356	6,186	$8,806,930	$10,586,810	$19,399,926
Consolidated net (loss) income				(3,756,127)	(3,756,127)
Issuance of common stock, vesting of restricted stock units and other	36,878	37	(37)		-
Equity compensation, restricted stock units			280,637		280,637
Balance as of August 31, 2022	6,223,234	$6,223	$9,087,530	$6,830,683	$15,924,436

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), and U-Swirl International, Inc. (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company,” or “RMCF”).

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of August 31, 2022:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	2	2
Franchise stores - Domestic stores and kiosks	7	157	164
International license stores	1	5	6
Cold Stone Creamery - co-branded	4	100	104
U-Swirl (Including all associated brands)			-
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	52	53
Franchise stores - Domestic - co-branded	1	5	6
International license stores	-	-	-
Total	14	324	338

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

In June 2021 a court order was issued declaring the original 1991 Development Agreement for Canada between RMCF and IC had expired. In September 2021, the Company and IC reached a Settlement Agreement (the “IC Agreement”) whereby the parties agreed to a six month negotiation period to explore alternative solutions. The six month period lapsed in March 2022, however the parties have continued negotiations and negotiations continue as of the date of this filing. The IC Agreement contains provisions that would require IC to de-identify its locations if a solution is not reached. IC operates approximately 49 locations in Canada. During the three and six months ended August 31, 2022 the Company recognized approximately $0 and $30,000, respectively, of factory revenue from locations operated by IC in Canada compared with no revenue recognized from locations operated by IC in Canada during the three and six months ended August 31, 2021.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Subsequent Events

On September 28, 2022, the Company initiated a lawsuit in the Delaware Court of Chancery that seeks declaratory relief and monetary damages against Bradley L. Radoff, Andrew T. Berger, AB Value Partners LP, AB Value Management LLC (collectively, the “AB Value/Radoff Group) and Mary Bradley. The Company’s complaint alleges that the AB Value/Radoff Group and Ms. Bradley conspired to fraudulently induce the Company into entering a cooperation agreement on August 13, 2022 (the “Cooperation Agreement”), which was intended to settle the contested election at the upcoming 2022 Annual Meeting of Stockholders of the Company (the “2022 Annual Meeting”). The Cooperation Agreement specified that the Company would expand its Board of Directors to seven members by appointing the AB Value/Radoff Group’s nominee, Ms. Bradley, to the Board immediately following the 2022 Annual Meeting of Stockholders. The complaint alleges that the AB Value/Radoff Group and Ms. Bradley knew before signing the Cooperation Agreement there was no contested election to resolve, because Ms. Bradley had notified the AB Value/Radoff Group that she would not serve as a director for even one day and was therefore ineligible for election at the 2022 Annual Meeting—but withheld this information from the Company and the public. The complaint seeks (i) a declaration that the Cooperation Agreement is rescinded, null, and void, and that Company has no obligations under the Cooperation Agreement including, but not limited, to the payment of $600,000 to the AB Value/Radoff Group, (ii) an award of damages for the Company’s costs and expenses, including attorneys’ fees, that the Company incurred to negotiate and execute the Cooperation Agreement after the AB Value/Radoff Group knew or should have known that Ms. Bradley was unwilling to serve as a Director of the Company, in an amount in excess of $500,000, (iii) an award of damages for the Company’s costs and expenses incurred in the contested election that was based on misrepresentations concerning Ms. Bradley’s qualifications in numerous filings with the Securities and Exchange Commission, in an amount in excess of $1,000,000.

In connection with Mr. Dudley’s retirement, Mr. Dudley and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”), dated as of September 30, 2022 (the “Effective Date”). Under the Separation Agreement, Mr. Dudley retired from the Company on the Effective Date and will be entitled, subject to the terms and conditions therein, to the following payments and separation benefits: (i) a cash separation payment amount in accordance with Mr. Dudley’s employment agreement dated May 21, 1999; (ii) acceleration of vesting of Mr. Dudley’s 12,499 unvested restricted stock units as of the Effective Date; (iii) an additional cash severance payment of $70,000; and (iv) Mr. Dudley has agreed to provide consulting services to the Company through December 31, 2022, to the extent requested by the Company, for which he will receive a cash payment of $56,250. In addition, the Separation Agreement includes covenants related to cooperation, solicitation and employment, as well as customary release of claims and non-disparagement provisions in favor of the Company.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments and affect the carrying value of accounts receivable. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
Cash paid (received) for:	2022	2021
Interest	$-	$-
Income taxes	$(304,779)	$211,076

NOTE 3 –REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with Accounting Standards Codification® (“ASC”) 606, which provides that revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract, the Company is obligated to many performance obligations that the Company has determined are not distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

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

The following table summarizes contract liabilities as of August 31, 2022 and August 31, 2021:

	Six Months Ended
	August 31:
	2022	2021
Contract liabilities at the beginning of the year:	$1,146,808	$1,119,646
Revenue recognized	(121,547)	(103,253)
Contract fees received	136,499	115,000
Amortized gain on the financed sale of equipment	-	(6,265)
Contract liabilities at the end of the period:	$1,161,760	$1,125,128

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2022, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 23	$107,414
FYE 24	182,857
FYE 25	167,873
FYE 26	155,751
FYE 27	139,060
Thereafter	408,805
Total	$1,161,760

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

Factory Sales of Confectionary Items, Retail Sales and Royalty and Marketing Fees

Confectionary items sold to the Company’s franchisees, others and its Company-owned stores sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales, are recognized at the time the sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended August 31, 2022

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$44,902	$-	$-	$9,425	$54,327

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	4,808,200	-	-	4,808,200
Retail sales	-	-	263,193	533,479	796,672
Royalty and marketing fees	1,441,059	-	-	425,427	1,866,486
Total	$1,485,961	$4,808,200	$263,193	$968,331	$7,525,685

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended August 31, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$41,718	$-	$-	$5,322	$47,040

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	5,161,445	-	-	5,161,445
Retail sales	-	-	271,034	511,548	782,582
Royalty and marketing fees	1,559,277	-	-	375,733	1,935,010
Total	$1,600,995	$5,161,445	$271,034	$892,603	$7,926,077

Six Months Ended August 31, 2022

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$98,755	$-	$-	$22,792	$121,547

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	9,965,810	-	-	9,965,810
Retail sales	-	-	513,603	1,075,697	1,589,300
Royalty and marketing fees	2,881,386	-	-	794,214	3,675,600
Total	$2,980,141	$9,965,810	$513,603	$1,892,703	$15,352,257

Six Months Ended August 31, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$82,963	$-	$-	$20,290	$103,253

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	10,202,168	-	-	10,202,168
Retail sales	-	-	554,012	1,018,045	1,572,057
Royalty and marketing fees	2,951,759	-	-	690,551	3,642,310
Total	$3,034,722	$10,202,168	$554,012	$1,728,886	$15,519,788

NOTE 5 – INVENTORIES

Inventories consist of the following:

	August 31, 2022	February 28, 2022
Ingredients and supplies	$3,212,930	$2,753,068
Finished candy	3,809,095	2,168,084
U-Swirl food and packaging	46,524	56,319
Reserve for slow moving inventory	(638,655)	(623,269)
Total inventories	$6,429,894	$4,354,202

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2022	February 28, 2022
Land	$513,618	$513,618
Building	5,148,854	5,148,854
Machinery and equipment	10,414,384	10,207,182
Furniture and fixtures	778,484	787,921
Leasehold improvements	985,914	985,914
Transportation equipment	475,315	479,701
	18,316,569	18,123,190

Less accumulated depreciation	(12,601,600)	(12,623,300)
Property and equipment, net	$5,714,969	$5,499,890

Depreciation expense related to property and equipment totaled $185,897 and $370,733 during the three and six months ended August 31, 2022 compared to $185,404 and $363,978 during the three and six months ended August 31, 2021, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

				August 31, 2022		February 28, 2022
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$249,861	$394,826	$240,409
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	367,450	556,339	357,071
Franchise rights		20		5,979,637	4,086,436	5,979,637	3,901,571
Total				7,482,605	5,255,550	7,482,605	5,050,854
Goodwill and intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$515,065
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total				729,701		729,701

Total Goodwill and Intangible Assets				$8,212,306	$5,255,550	$8,212,306	$5,050,854

Amortization expense related to intangible assets totaled $102,348 and $204,696 during the three and six months ended August 31, 2022 compared to $120,872 and $242,212 during the three and six months ended August 31, 2021, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

At August 31, 2022, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 23	$204,697
FYE 24	346,672
FYE 25	294,427
FYE 26	251,342
FYE 27	215,382
Thereafter	914,535
Total	$2,227,055

NOTE 8 – LINE OF CREDIT

Revolving Credit Line

The Company has a $5.0 million credit line (subject to certain borrowing base limitations) for general corporate and working capital purposes, of which approximately $4.6 million was available for borrowing and no amount was outstanding as of August 31, 2022. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (4.66% at August 31, 2022). Additionally, the line of credit is subject to various financial ratio and leverage covenants. At August 31, 2022, the Company did not comply with all covenants. On September 30, 2022, the Company renewed the credit line with Wells Fargo Bank, NA and as part of the renewal the covenant that the Company was not compliant with at August 31, 2022 was eliminated and replaced by a covenant that the Company was compliant with at August 31, 2022 and at the date of renewal.

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants

In consideration of an exclusive supplier agreement and the performance of specific obligations therein, on December 20, 2019, the Company issued a warrant (the “Warrant”) to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the exclusive supplier agreement, subject to, and only upon, the achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with performance under the exclusive supplier agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant. As of August 31, 2022 no warrants have vested.

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

The following table summarizes restricted stock unit activity during the six months ended August 31, 2022 and 2021:

	Six Months Ended
	August 31,
	2022	2021
Outstanding non-vested restricted stock units as of February 28:	105,978	209,450
Granted	94,892	-
Vested	(36,879)	(40,995)
Cancelled/forfeited	(800)	(900)
Outstanding non-vested restricted stock units as of August 31:	163,191	167,555

Weighted average grant date fair value	$5.69	$9.40
Weighted average remaining vesting period (in years)	2.30	3.18

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during the six months ended August 31, 2022 and 2021:

	Six Months Ended
	August 31,
	2022	2021
Outstanding stock options as of February 28:	-	-
Granted	36,144	-
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding stock options as of August 31:	36,144	-

Weighted average exercise price	6.49	n/a
Weighted average remaining contractual term (in years)	9.76	n/a

The Company did not issue any unrestricted shares of stock to non-employee directors during the three and six months ended August 31, 2022 compared to 2,000 unrestricted shares issued during the three months ended August 31, 2021 and 9,000 unrestricted shares during the six months ended August 31, 2021. In connection with these non-employee director stock issuances, the Company recognized $0 during the three and six months ended August 31, 2022, compared to $11,960 of stock-based compensation expense during the three months ended August 31, 2021 and $46,610 during the six months ended August 31, 2021.

During the six months ended August 31, 2022, the Company issued 36,144 stock options and issued up to 94,892 performance-based restricted stock units subject to vesting based on the achievement of performance goals. These issuances were made to the Company’s new Chief Executive Officer and Chief Financial Officer as a part of the incentive compensation structure for Mr. Sarlls and Mr. Arroyo. The stock options were issued with an aggregate grant date fair value of $77,267 or $2.14 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $298,582 or $6.29 per share, based upon a target issuance of 47,446 shares. The stock options granted vest with respect to one-third of the shares on the last day of the Company’s current fiscal year ending February 28, 2023, and vest as to remaining shares in equal quarterly increments on the last day of each quarter until the final vesting on February 28, 2025. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of performance-based restricted stock units if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee has discretion to determine the number of performance-based restricted stock units between 0-200% of the target number that will vest based on achievement of performance below or above the target performance goal.

The Company recognized $149,040 and $280,637 of stock-based compensation expense during the three- and six-month periods ended August 31, 2022, respectively, compared to $123,467 and $269,624 during the three and six month periods ended August 31, 2021, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards. Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. During the six-month periods ended August 31, 2022 and 2021, 36,879 and 40,995 restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units and stock options granted as of August 31, 2022 was $860,588, which is expected to be recognized over the weighted-average period of 2.30 years.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the settlement of restricted stock units. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2022, 960,677 shares of common stock warrants and 109,251 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended August 31, 2021, 960,677 shares of common stock warrants were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2022 and 2021, lease expense recognized in the Consolidated Statements of Income was $408,849 and $409,897, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of August 31, 2022.

As of August 31, 2022, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 23	$439,069
FYE 24	760,952
FYE 25	611,988
FYE 26	514,346
FYE 27	242,558
Thereafter	462,120
Total	$3,031,033

Less: imputed interest	(249,872)
Present value of lease liabilities:	$2,781,161

Weighted average lease term	5.7

During the six months ended August 31, 2022 the Company entered into leases for equipment used in the Company’s trucking operations. These leases resulted in the Company recognizing a total future lease liability of $1.4 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Contested Solicitation of Proxies

During the three and six months ended August 31, 2022, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the three and six months ended August 31, 2022, the Company incurred approximately $1.8 million and $2.1 million, respectively, of costs associated with the contested solicitation of proxies, compared with $907,000 and $917,000, respectively, of costs associated with a contested solicitation of proxies incurred in the three and six months ended August 31, 2021. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. The Company is likely to continue to realize material increased costs associated with the contested solicitation of proxies for the near future. The total possible costs are contingent upon the outcome of the contested proxy solicitation and negotiations with the contesting party.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreement Payments upon a Change in Control

We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions. The employment agreement for Mr. Dudley generally provides that, if the Company or the executive terminates the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary using the highest annual base compensation rate in effect at any time during employment and (ii) the greater of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred or (b) 25% of the amount described in clause (i).. The executive will also receive an additional payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability and life insurance coverage for the 18-month period following the expiration of COBRA coverage.

A “change in control,” as used in the agreement for Mr. Dudley, generally means a change in the control of the Company following any number of events, but specifically a proxy contest in which our Board of Directors prior to the transaction constitutes less than a majority of our Board of Directors after the transaction or the members of our Board of Directors during any consecutive two-year period who at the beginning of such period constituted the Board of Directors cease to be the majority of the Board of Directors at the conclusion of that period. We have determined that a change in control has taken place on October 6, 2021. A “triggering termination” generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or the Company terminates the executive’s employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination may also include a voluntary termination under certain scenarios.

As a result of the changes in our Board of Directors over the past 12 months, the Company may be liable to Mr. Dudley for change in control payments contingent upon a triggering termination event. As of August 31, 2022 the amount of the recorded cash severance payments and benefits contingent upon a subsequent triggering termination event are $859,000. This was recorded during the three months ended August 31, 2022 because of the severance payment becoming probable based upon a triggering termination becoming probable. The Company may further be liable for outplacement services obligations, consulting fees, and certain tax consequences associated with severance payments, benefits payments and stock awards. These additional obligations may have a material impact on the liability of the Company upon a triggering termination.

Mr. Sarlls’ employment agreement provides for the following upon “change in control”: If Mr. Sarlls’ employment is involuntarily terminated without cause or if he resigns for good reason on or within 2 years following consummation of a change in control, the cash severance amount (15 months of base salary) which would otherwise be payable on the regular payroll schedule over a 15-month period following separation (if severance were due outside the change in control context) will be accelerated and paid in a lump sum promptly following separation. Mr. Sarlls’ agreement incorporates by reference the change in control definition set forth in Treasury Regulation Section 1.409A-3(i)(5).

Mr. Arroyo’s employment agreement provides for the following upon “change in control”: If Mr. Arroyo’s employment is involuntarily terminated without cause or if he resigns for good reason on or within 2 years following consummation of a change in control, the cash severance amount (9 months of base salary) which would otherwise be payable on the regular payroll schedule over a 9-month period following separation (if severance were due outside the change in control context) will be accelerated and paid in a lump sum promptly following separation. Mr. Arroyo’s agreement incorporates by reference the change in control definition set forth in Treasury Regulation Section 1.409A-3(i)(5).

Purchase Contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of August 31, 2022, the Company was contracted for approximately $53,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OPERATING SEGMENTS

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

Three Months Ended August 31, 2022	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,487,303	$5,110,439	$263,193	$968,331	$-	$7,829,266
Intersegment revenues	(1,342)	(302,239)	-	-	-	(303,581)
Revenue from external customers	1,485,961	4,808,200	263,193	968,331	-	7,525,685
Segment profit (loss)	203,138	576,344	(11,439)	200,487	(3,189,689)	(2,221,159)
Total assets	1,217,381	12,288,137	628,462	4,342,807	7,773,439	26,250,226
Capital expenditures	-	285,370	258	3,072	7,819	296,519
Total depreciation & amortization	$8,520	$162,276	$1,412	$98,722	$17,314	$288,244

Three Months Ended August 31, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,602,369	$5,464,121	$271,034	$892,603	$-	$8,230,127
Intersegment revenues	(1,374)	(302,676)	-	-	-	(304,050)
Revenue from external customers	1,600,995	5,161,445	271,034	892,603	-	7,926,077
Segment profit (loss)	643,606	1,247,593	26,058	173,450	(1,830,300)	260,407
Total assets	1,486,476	10,763,803	625,179	4,922,875	9,619,259	27,417,592
Capital expenditures	-	101,537	-	-	11,890	113,427
Total depreciation & amortization	$9,174	$159,246	$1,397	$116,669	$19,790	$306,276

Six Months Ended August 31, 2022	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$2,982,756	$10,514,717	$513,603	$1,892,703	$-	$15,903,779
Intersegment revenues	(2,615)	(548,907)	-	-	-	(551,522)
Revenue from external customers	2,980,141	9,965,810	513,603	1,892,703	-	15,352,257
Segment profit (loss)	910,234	1,184,576	(23,671)	368,744	(4,807,738)	(2,367,855)
Total assets	1,217,381	12,288,137	628,462	4,342,807	7,773,439	26,250,226
Capital expenditures	1,182	534,685	575	32,547	17,890	586,879
Total depreciation & amortization	$17,439	$323,465	$2,824	$197,012	$34,689	$575,429

Six Months Ended August 31, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$3,037,735	$10,749,226	$554,012	$1,728,886	$-	$16,069,859
Intersegment revenues	(3,013)	(547,058)	-	-	-	(550,071)
Revenue from external customers	3,034,722	10,202,168	554,012	1,728,886	-	15,519,788
Segment profit (loss)	1,288,472	1,915,618	44,324	318,992	(2,489,401)	1,078,005
Total assets	1,486,476	10,763,803	625,179	4,922,875	9,619,259	27,417,592
Capital expenditures	1,182	533,948	1,068	1,399	33,265	570,862
Total depreciation & amortization	$18,672	$312,866	$2,798	$233,399	$38,455	$606,190

NOTE 14 – INCOME TAXES

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

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

During the three month ended August 31, 2022 the Company incurred a significant loss before income taxes, primarily as a result of substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. Management evaluated recent losses before income taxes and determined that it is no longer more likely than not that our deferred income taxes are fully realized. Because of this determination, the Company reserved for $1,964,107 of deferred tax assets. As of August 31, 2022, the Company has a full valuation allowance against its deferred tax assets.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K filed with the SEC on May 27, 2022, for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022. In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward Looking Statements” above for certain information concerning forward-looking statements.

Overview

We are an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/license system of retail stores that feature chocolate, frozen yogurt and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2022, there were two Company-owned, 100 licensee-owned and 162 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, South Korea, Panama, and the Philippines. As of August 31, 2022, U-Swirl operated three Company-owned cafés and 57 franchised cafés located in 22 states. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Labor and Supply Chain

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have begun to see labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our manufacturing facility, or if we or our franchisees experience delays in stocking our products. For additional information, see Item 1A. “Rick Factors - The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022.

Contested Solicitation of Proxies

During the three and six months ended August 31, 2022, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the three and six months ended August 31, 2022, the Company incurred approximately $1.8 million and $2.1 million, respectively, of costs associated with the contested solicitation of proxies, compared with $907,000 and $917,000 of costs associated with a contested solicitation of proxies incurred in the three and six months ended August 31, 2021. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. Future costs associated with the stockholder’s contested solicitation of proxies and the related legal proceedings described under the caption “PART II. OTHER INFORMATION - Item 1. Legal Proceedings” in this Form 10-Q may have a material impact on the result of future periods. Additionally, as a result of the contested solicitation of proxies in the prior year and the resulting changes to the composition of the Company’s Board of Directors, the Company incurred $859,000 of accrued severance costs during the three months ended August 31, 2022. As previously announced, Edward L. Dudley announced his retirement as Senior Vice President – Sales and Marketing of the Company effective in September 2022.

Results of Operations

Three Months Ended August 31, 2022, Compared to the Three Months Ended August 31, 2021

Results Summary

Basic earnings per share decreased from $0.03 per share in the three months ended August 31, 2021 to a loss of $0.59 per share in the three months ended August 31, 2022. Revenues decreased 5.1% from $7.9 million in the three months ended August 31, 2021 to $7.5 million in the three months ended August 31, 2022. Income from operations decreased from $258,000 in the three months ended August 31, 2021 to a loss from operations of $2.2 million in the three months ended August 31, 2022. Net income decreased from $197,000 in the three months ended August 31, 2021 to a net loss of $3.6 million in the three months ended August 31, 2022.

Revenues

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change
Factory sales	$4,808.2	$5,161.4	$(353.2)	(6.8)%
Retail sales	796.7	782.6	14.1	1.8%
Franchise fees	54.3	47.1	7.2	15.3%
Royalty and marketing fees	1,866.5	1,935.0	(68.5)	(3.5)%
Total	$7,525.7	$7,926.1	$(400.4)	(5.1)%

Factory Sales

The decrease in factory sales for the three months ended August 31, 2022, compared to the three months ended August 31, 2021 was primarily due to a 36.2%, $181,000, decrease in shipments of product to customers outside our network of franchised retail stores and a 3.7%, $172,000, decrease in sales of product to our network of franchised and licensed retail stores. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of lower same store pounds purchased. Same store pounds purchased by domestic franchise and licensed locations decreased 15.4% during the three months ended August 31, 2022, when compared to the three months ended August 31, 2021.

Retail Sales

Retail sales at Company-owned stores increased 1.8% during the three months ended August 31, 2022, compared to the three months ended August 31, 2021, as a result of an increase in Company-owned same store sales. Same store sales at all Company-owned locations increased 1.8% during the three months ended August 31, 2022 when compared to the three months ended August 31, 2021.

Royalties, Marketing Fees and Franchise Fees

The decrease in royalties and marketing fees from the three months ended August 31, 2021 to the three months ended August 31, 2022 was primarily due to a decrease in same store sales at domestic Rocky Mountain Chocolate Factory locations mostly offset by an increase in same store sales at U-Swirl Frozen Yogurt cafés. Same store sales at domestic franchise Rocky Mountain Chocolate Factory locations decreased 3.1% and same store sales at U-Swirl Frozen Yogurt cafés increased 16.2% during the three months ended August 31, 2022 when compared to the three months ended August 31, 2021.

The increase in franchise fee revenue for the three months ended August 31, 2022, compared to the three months ended August 31, 2021 was the result of more franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Cost of sales - factory	$3,781.8	$3,814.3	$(32.5)	(0.9)%
Cost of sales - retail	297.2	257.8	39.4	15.3%
Franchise costs	524.0	737.2	(213.2)	(28.9)%
Sales and marketing	481.9	405.9	76.0	18.7%
General and administrative	4,067.6	1,864.3	2,203.3	118.2%
Retail operating	470.7	440.2	30.5	6.9%
Total	$9,623.2	$7,519.7	$2,103.5	28.0%

Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$1,026.4	$1,347.1	$(320.7)	(23.8)%
Retail gross margin	499.5	524.8	(25.3)	(4.8)%
Total	$1,525.9	$1,871.9	$(346.0)	(18.5)%

	Three Months Ended
	August 31,		%	%
	2022	2021	Change	Change
(Percent)
Factory gross margin	21.3%	26.1%	(4.8)%	(18.4)%
Retail gross margin	62.7%	67.1%	(4.4)%	(6.6)%
Total	27.2%	31.5%	(4.3)%	(13.7)%

Adjusted Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$1,026.4	$1,347.1	$(320.7)	(23.8)%
Plus: depreciation and amortization	160.8	157.7	3.1	2.0%
Factory adjusted gross margin	1,187.2	1,504.8	(317.6)	(21.1)%
Retail gross margin	499.5	524.8	(25.3)	(4.8)%
Total Adjusted Gross Margin	$1,686.7	$2,029.6	$(342.9)	(16.9)%

Factory adjusted gross margin	24.7%	29.2%	(4.5)%	(15.4)%
Retail gross margin	62.7%	67.1%	(4.4)%	(6.6)%
Total Adjusted Gross Margin	30.1%	34.1%	(4.0)%	(11.7)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased to 21.3% in the three months ended August 31, 2022 compared to 26.1% the three months ended August 31, 2021. This decrease was due primarily to the impacts of Employee Retention Credits recognized in the three months ended August 31, 2021 with no comparable credits in the three months ended August 31, 2022 and an increase in costs mostly offset by an increase in product prices. The Company recognized approximately $155,000 of payroll tax benefit associated with Employee Retention Credits (“ERC”) in the three months ended August 31, 2021. ERCs were enacted by the CARES Act in March 2020. In December 2020 the Consolidated Appropriations Act extended eligibility for the credits allowing the Company to retroactively benefit from ERCs.

Retail gross margins decreased from 67.1% during the three months ended August 31, 2021 to 62.7% during the three months ended August 31, 2022. The decrease in retail gross margins was primarily the result of an increase in costs of raw materials.

Franchise Costs

The decrease in franchise costs in the three months ended August 31, 2022 compared to the three months ended August 31, 2021 was due primarily to a decrease in professional fees, the result of litigation with our licensee in Canada incurred during the three months ended August 31, 2021 with no comparable legal expenses in the three months ended August 31, 2022. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 27.3% in the three months ended August 31, 2022 from 37.2% in the three months ended August 31, 2021. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower professional fees partially offset by a decrease in royalty revenues.

Sales and Marketing

The increase in sales and marketing costs for the three months ended August 31, 2022 compared to the three months ended August 31, 2021 was primarily due to an increase in advertising costs.

General and Administrative

The increase in general and administrative costs for the three months ended August 31, 2022 compared to the three months ended August 31, 2021 is primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the three months ended August 31, 2022, the Company incurred approximately $1.8 million of costs associated with the contested solicitation of proxies, compared with $907,000 of costs associated with a contested solicitation of proxies during the three months ended August 31, 2021. Additionally, due to a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders the Company had become contingently liable for certain change in control severance payments to Mr. Dudley if a triggering termination was to occur. As a result of Mr. Dudley’s announced retirement in August 2022, Company management concluded that it is probable that the severance liability is paid. As of August 31, 2022, the Company had recorded $859,000 of associated severance liability. As a percentage of total revenues, general and administrative expenses increased to 54.0% in the three months ended August 31, 2022 compared to 23.5% in the three months ended August 31, 2021.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended August 31, 2022 compared to the three months ended August 31, 2021 was due primarily to an increase in salaries and wages and utilities in our Company-owned stores and cafés. Retail operating expenses, as a percentage of retail sales, increased from 56.2% in the three months ended August 31, 2021 to 59.1% in the three months ended August 31, 2022. This increase is primarily the result of higher retail costs.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $127,000 in the three months ended August 31, 2022, a decrease of 14.2% from $149,000 in the three months ended August 31, 2021. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the consolidated financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 1.9% to $161,000 in the three months ended August 31, 2022 compared to $158,000 in the three months ended August 31, 2021.

Other Income

Net interest income was $3,900 in the three months ended August 31, 2022 compared to net interest income of $2,600 incurred in the three months ended August 31, 2021.

Income Tax Expense (Benefit)

During the three months ended August 31, 2022, we incurred income tax expense of $1.4 million on a loss before income taxes of $2.2 million. This expense was the result of recording a full reserve on our deferred income tax asset. Our effective income tax rate for the three months ended August 31, 2021 was 24.4%. See Note 14 to the financial statements for a description of income taxes, deferred tax assets and associated reserves.

Six Months Ended August 31, 2022 Compared to the Six Months Ended August 31, 2021

Results Summary

Basic earnings per share decreased from a net income of $0.13 per share for the six months ended August 31, 2021, to a net loss of $0.60 per share for the six months ended August 31, 2022. Revenues decreased 1.1% from $15.5 million for the six months ended August 31, 2021, to $15.4 million for the six months ended August 31, 2022. Income from operations decreased from $904,000 for the six months ended August 31, 2021, to a loss from operations of $2.4 million for the six months ended August 31, 2022. Net income decreased from net income of $777,000 for the six months ended August 31, 2021, to a net loss of $3.8 million for the six months ended August 31, 2022.

Revenues

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change
Factory sales	$9,965.8	$10,202.2	$(236.4)	(2.3)%
Retail sales	1,589.3	1,572.1	17.2	1.1%
Franchise fees	121.6	103.2	18.4	17.8%
Royalty and marketing fees	3,675.6	3,642.3	33.3	0.9%
Total	$15,352.3	$15,519.8	$(167.5)	(1.1)%

Factory Sales

The decrease in factory sales for the six months ended August 31, 2022, compared to the six months ended August 31, 2021 was primarily due to a 47.2%, $677,000, decrease in shipments of product to customers outside our network of franchised retail stores partially offset by a 5.0%, $441,000, increase in sales of product to our network of franchised and licensed retail stores.

Retail Sales

Retail sales at Company-owned stores were relatively flat during the six months ended August 31, 2022, compared to the six months ended August 31, 2021. Same store sales at all Company-owned locations increased 1.1% during the six months ended August 31, 2022 when compared to the six months ended August 31, 2021.

Royalties, Marketing Fees and Franchise Fees

The slight increase in royalty and marketing fees for the six months ended August 31, 2022, compared to the six months ended August 31, 2021, was primarily due to an increase in same-store sales at domestic franchise frozen yogurt cafés. Same store sales at all domestic franchise locations increased 3.1% during the six months ended August 31, 2022, when compared to the six months ended August 31, 2021, with same-store sales at the Company’s domestic franchise frozen yogurt cafés increasing 18.2% during the six months ended August 31, 2022, compared to the six months ended August 31, 2021.

The increase in franchise fee revenue for the six months ended August 31, 2022, compared to the six months ended August 31, 2021, was the result of store closures and the acceleration of unrecognized franchise fee revenue and more franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Cost of sales - factory	$8,209.5	$8,104.3	$105.2	1.3%
Cost of sales - retail	593.0	514.3	78.7	15.3%
Franchise costs	1,018.2	1,288.8	(270.6)	(21.0)%
Sales and marketing	1,009.9	818.6	191.3	23.4%
General and administrative	5,698.8	2,709.1	2,989.7	110.4%
Retail operating	942.2	884.3	57.9	6.5%
Total	$17,471.6	$14,319.4	$3,152.2	22.0%

Gross Margin

	Six Months Ended
	August 31,		$	%
	2022	2021	Change	Change

Factory gross margin	$1,756.3	$2,097.9	$(341.6)	(16.3)%
Retail gross margin	996.3	1,057.8	(61.5)	(5.8)%
Total	$2,752.6	$3,155.7	$(403.1)	(12.8)%

	Six Months Ended
	August 31,		%	%
	2022	2021	Change	Change

Factory gross margin	17.6%	20.6%	(2.9)%	(14.3)%
Retail gross margin	62.7%	67.3%	(4.6)%	(6.8)%
Total	23.8%	26.8%	(3.0)%	(11.1)%

Adjusted Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$1,756.3	$2,097.9	$(341.6)	(16.3)%
Plus: depreciation and amortization	320.5	309.6	10.9	3.5%
Factory adjusted gross margin	2,076.8	2,407.5	(330.7)	(13.7)%
Retail gross margin	996.3	1,057.8	(61.5)	(5.8)%
Total Adjusted Gross Margin	$3,073.1	$3,465.3	$(392.2)	(11.3)%

Factory adjusted gross margin	20.8%	23.6%	(2.8)%	(11.7)%
Retail gross margin	62.7%	67.3%	(4.6)%	(6.8)%
Total Adjusted Gross Margin	26.6%	29.4%	(2.8)%	(9.6)%

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

Cost of Sales and Gross Margin

Factory gross margins decreased to 17.6% in the six months ended August 31, 2022, compared to a gross margin of 20.6% during the six months ended August 31, 2021, due primarily to an increase in costs from wage and material inflation and the impacts of Employee Retention Credits recognized in the six months ended August 31, 2021 with no comparable credits in the six months ended August 31, 2022. These cost increases were partially offset by an increase in product prices. The Company recognized approximately $155,000 of payroll tax benefit associated with Employee Retention Credits (“ERC”) in the six months ended August 31, 2021. ERCs were enacted by the CARES Act in March 2020. In December 2020 the Consolidated Appropriations Act extended eligibility for the credits allowing the Company to retroactively benefit from ERCs.

Retail gross margins decreased from 67.3% during the six months ended August 31, 2021, to 62.7% during the six months ended August 31, 2022. The decrease in retail gross margins was primarily the result of an increase in costs of raw material.

Franchise Costs

The decrease in franchise costs in the six months ended August 31, 2022, compared to the six months ended August 31, 2021, was due primarily to a decrease in professional fees, the result of litigation with our licensee in Canada incurred during the six months ended August 31, 2021, with no comparable legal expense in the six months ended August 31, 2022. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 26.8% in the six months ended August 31, 2022, from 34.4% in the six months ended August 31, 2021. This decrease as a percentage of royalty, marketing and franchise fees is primarily the result of lower franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the six months ended August 31, 2022, compared to the six months ended August 31, 2021 was primarily due to an increase in advertising costs.

General and Administrative

The increase in general and administrative costs for the six months ended August 31, 2022, compared to the six months ended August 31, 2021 was due primarily to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the six months ended August 31, 2022, the Company incurred approximately $2.1 million of costs associated with the contested solicitation of proxies, compared with $917,000 of costs associated with a contested solicitation of proxies during the six months ended August 31, 2021. The Company also incurred increased professional fees related to legal support for our Board of Directors and legal costs associated with compensation arrangements for our former Chief Executive Officer and Chief Financial Officer and legal and professional costs associated with the search for, and appointment of, a new Chief Executive Officer and a new Chief Financial Officer. Additionally, due to a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders the Company had become contingently liable for certain change in control severance payments to Mr. Dudley if a triggering termination was to occur. As a result of Mr. Dudley’s announced retirement in August 2022, Company management concluded that it is probable that the severance liability is paid. As of August 31, 2022, the Company had recorded $859,000 of associated severance liability. As a percentage of total revenues, general and administrative expenses increased to 37.1% in the six months ended August 31, 2022, compared to 17.5% in the six months ended August 31, 2021.

Retail Operating Expenses

The increase in retail operating expenses for the six months ended August 31, 2022, compared to the six months ended August 31, 2021, was due primarily to an increase in salaries and wages and utilities in our Company-owned stores and cafés. Retail operating expenses, as a percentage of retail sales, increased from 56.2% in the six months ended August 31, 2021, to 59.3% in the six months ended August 31, 2022. This decrease is primarily the result of higher retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $255,000 in the six months ended August 31, 2022, a decrease of 14.0% from $297,000 in the six months ended August 31, 2021. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the financial statements for a summary of annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 3.5% from $310,000 in the six months ended August 31, 2021 to $320,000 in the six months ended August 31, 2022. This increase was the result of investment in equipment.

Other Income

Other income was $6,500 in the six months ended August 31, 2022, compared to other income of $174,300 during the six months ended August 31, 2021. Interest income was $6,500 in the six months ended August 31, 2022, compared to interest income of $7,100 during the six months ended August 31, 2021.

The Company recognized a gain on insurance recovery of $167,100 during the six months ended August 31, 2021, compared with no similar amounts recognized during the six months ended August 31, 2022.

Income Tax Expense (Benefit)

During the six months ended August 31, 2022, we incurred income tax expense of $1.4 million on a loss before income taxes of $2.4 million. This expense was the result of recording a full reserve on our deferred income tax asset. Our effective income tax rate for the six months ended August 31, 2021 was 27.9%. See Note 14 to the financial statements for a description of income taxes, deferred tax assets and associated reserves.

Liquidity and Capital Resources

As of August 31, 2022, working capital was $7.3 million, compared to $9.7 million as of February 28, 2022, a decrease of $2.4 million. The decrease in working capital was primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders.

Cash and cash equivalent balances decreased approximately $2.2 million to $5.4 million as of August 31, 2022 compared to $7.6 million as of February 28, 2022. This decrease in cash and cash equivalents was primarily due to funding of a rabbi trust established for severance payments to our former Chief Executive Officer and the resulting $1.3 million decrease in cash balances and an increase in inventory of $2.1 million. Our current ratio was 2.0 to 1 at August 31, 2022 compared to 2.8 to 1 at February 28, 2022. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the six months ended August 31, 2022, we had a net loss of $3.8 million. Operating activities used cash of $1,584,693, with the principal adjustment to reconcile the net income to net cash used by operating activities being deferred income taxes of $1,388,271, depreciation and amortization of $575,429, an increase in accounts payable of $2,213,952 and refunded income taxes of $304,779, partially offset by an increase in inventory of $2,068,878. During the comparable 2021 period, we had net income of $776,738, and operating activities provided cash of $1,427,456. The principal adjustment to reconcile the net income to net cash used by operating activities being depreciation and amortization of $606,190, an increase in accounts payable of $1,201,485 and expense related to stock-based compensation of $269,624, partially offset by an increase in inventory of $1,199,304

During the six months ended August 31, 2022, investing activities used cash of $598,878, primarily due to the purchases of property and equipment of $586,879. In comparison, investing activities used cash of $329,405 during the six months ended August 31, 2021 primarily due to the purchases of property and equipment of $570,862 partially offset by proceeds from insurance recovery of $206,336.

There were no cash flows from financing activities during the six months ended August 31, 2022 or 2021.

The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2023. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of August 31, 2022, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

Purchase obligations: As of August 31, 2022, we had purchase obligations of approximately $53,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of August 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

On September 28, 2022, the Company initiated a lawsuit in the Delaware Court of Chancery that seeks declaratory relief and monetary damages against Bradley L. Radoff, Andrew T. Berger, AB Value Partners LP, AB Value Management LLC (collectively, the “AB Value/Radoff Group) and Mary Bradley. The Company’s complaint alleges that the AB Value/Radoff Group and Ms. Bradley conspired to fraudulently induce the Company into entering a cooperation agreement on August 13, 2022 (the “Cooperation Agreement”), which was intended to settle the contested election at the upcoming 2022 Annual Meeting of Stockholders of the Company (the “2022 Annual Meeting”). The Cooperation Agreement specified that the Company would expand its Board of Directors to seven members by appointing the AB Value/Radoff Group’s nominee, Ms. Bradley, to the Board immediately following the 2022 Annual Meeting of Stockholders. The complaint alleges that the AB Value/Radoff Group and Ms. Bradley knew before signing the Cooperation Agreement there was no contested election to resolve, because Ms. Bradley had notified the AB Value/Radoff Group that she would not serve as a director for even one day and was therefore ineligible for election at the 2022 Annual Meeting—but withheld this information from the Company and the public. The complaint seeks (i) a declaration that the Cooperation Agreement is rescinded, null, and void, and that Company has no obligations under the Cooperation Agreement including, but not limited, to the payment of $600,000 to the AB Value/Radoff Group, (ii) an award of damages for the Company’s costs and expenses, including attorneys’ fees, that the Company incurred to negotiate and execute the Cooperation Agreement after the AB Value/Radoff Group knew or should have known that Ms. Bradley was unwilling to serve as a Director of the Company, in an amount in excess of $500,000, (iii) an award of damages for the Company’s costs and expenses incurred in the contested election that was based on misrepresentations concerning Ms. Bradley’s qualifications in numerous filings with the Securities and Exchange Commission, in an amount in excess of $1,000,000.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022, which could materially and adversely affect our business, financial condition and results of operations. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A.

We Are Subject to Periodic Litigation, Which Could Result in Unexpected Expense of Time and Resources.

We are a party to lawsuits from time to time. In addition, on September 28, 2022, we commenced litigation against Bradley L. Radoff, Andrew T. Berger, AB Value Partners LP, AB Value Management LLC and Mary Bradley in the Delaware Court of Chancery as described under the caption “PART II. OTHER INFORMATION - Item 1. Legal Proceedings” in this Form 10-Q. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome in any current or future legal proceedings could have an adverse impact on our business, and financial results. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. Any litigation could result in substantial costs and a diversion of management's attention and resources that are needed to successfully run our business.

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

10.1

Offer Letter, dated May 3, 2022, by and between Rocky Mountain Chocolate Factory, Inc. and Allen Arroyo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2022). +

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

____________________________

*          Filed herewith.

**        Furnished herewith.

+          Management contract or compensatory plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: October 14, 2022	/s/ Allen Arroyo
Allen Arroyo, Chief Financial Officer