Form 10-Q
period 2022-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2023-01-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

As of January 10, 2023, 6,250,297 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "will," "intend," "believe," "expect," "anticipate," "should," "plan," "estimate," "potential," or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements expressing general views about future operating results - are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the impacts of the COVID-19 pandemic on our business, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, the success of our frozen yogurt business, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, “Item 1A. Risk Factors” and the risks described elsewhere in this report and the section entitled “Risk Factors” contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2022 filed on May 27, 2022, as amended on June 28, 2022, as updated by this report.

Unless otherwise specified, the “Company,” “we,” “us” or “our” refers to Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its consolidated subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation).

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Revenues
Sales	$7,963,568	$7,012,429	$19,518,678	$18,786,654
Franchise and royalty fees	1,511,813	1,495,205	5,308,960	5,240,768
Total Revenue	9,475,381	8,507,634	24,827,638	24,027,422

Costs and Expenses
Cost of sales	5,869,566	5,200,749	14,672,015	13,819,428
Franchise costs	551,549	458,518	1,569,777	1,747,348
Sales and marketing	607,249	377,231	1,617,135	1,195,823
General and administrative	2,111,741	3,865,912	7,810,601	6,575,037
Retail operating	422,430	420,320	1,364,661	1,304,560
Depreciation and amortization, exclusive of depreciation and amortization expense of $160,006, $155,170, $480,479 and $464,767, respectively, included in cost of sales	127,887	143,612	382,843	440,205
Total costs and expenses	9,690,422	10,466,342	27,417,032	25,082,401

Loss from Operations	(215,041)	(1,958,708)	(2,589,394)	(1,054,979)

Other Income
Interest Expense	(4,172)	-	(4,172)	-
Interest Income	7,234	2,195	13,732	9,348
Gain on insurance recovery	-	-	-	167,123
Other income, net	3,062	2,195	9,560	176,471

Loss Before Income Taxes	(211,979)	(1,956,513)	(2,579,834)	(878,508)

Income Tax Provision	-	(478,867)	1,388,272	(177,600)

Consolidated Net Loss	$(211,979)	$(1,477,646)	$(3,968,106)	$(700,908)

Basic Loss per Common Share	$(0.03)	$(0.24)	$(0.64)	$(0.11)
Diluted Loss per Common Share	$(0.03)	$(0.24)	$(0.64)	$(0.11)

Weighted Average Common Shares Outstanding - Basic	6,227,002	6,141,507	6,219,362	6,127,884
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	6,227,002	6,141,507	6,219,362	6,127,884

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2022	2022
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,216,132	$7,587,374
Accounts receivable, less allowance for doubtful accounts of $837,568 and $870,735, respectively	3,227,617	1,967,914
Notes receivable, current portion, less current portion of the valuation allowance of $34,704 and $47,228, respectively	21,133	8,680
Refundable income taxes	432,749	736,528
Inventories	6,195,929	4,354,202
Other	451,929	343,268
Total current assets	13,545,489	14,997,966

Property and Equipment, Net	5,751,858	5,499,890

Other Assets
Notes receivable, less current portion and valuation allowance of $47,247 and $65,059, respectively	95,686	-
Goodwill, net	729,701	729,701
Franchise rights, net	1,800,769	2,078,066
Intangible assets, net	323,937	353,685
Deferred income taxes, net	-	1,388,271
Lease right of use asset	2,547,035	1,771,034
Other	48,115	62,148
Total other assets	5,545,243	6,382,905

Total Assets	$24,842,590	$26,880,761

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,501,983	$1,579,917
Accrued salaries and wages	777,378	2,125,430
Gift card liabilities	546,475	574,883
Other accrued expenses	339,877	239,644
Contract liabilities	198,357	195,961
Lease liability	780,256	595,897
Total current liabilities	6,144,326	5,311,732

Lease Liability, Less Current Portion	1,801,795	1,218,256
Contract Liabilities, Less Current Portion	993,119	950,847

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,238,776 shares and 6,186,356 shares issued and outstanding, respectively	6,239	6,186
Additional paid-in capital	9,278,407	8,806,930
Retained earnings	6,618,704	10,586,810
Total stockholders' equity	15,903,350	19,399,926
Total Liabilities and Stockholders' Equity	$24,842,590	$26,880,761

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(3,968,106)	$(700,908)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	863,322	904,972
Provision for obsolete inventory	166,255	103,422
Provision for loss on accounts and notes receivable	(119,000)	-
Gain on sale or disposal of property and equipment	(14,403)	(153,129)
Expense recorded for stock compensation	471,530	709,210
Deferred income taxes	1,388,271	(426,041)
Changes in operating assets and liabilities:
Accounts receivable	(1,171,146)	(985,887)
Refundable income taxes	303,779	1,168
Inventories	(2,091,099)	(936,483)
Contract liabilities	4,500	23,048
Other current assets	(109,860)	(105,851)
Accounts payable	1,976,869	1,079,671
Accrued liabilities	(1,284,330)	1,343,856
Net cash (used in) provided by operating activities	(3,583,418)	857,048

Cash Flows from Investing Activities
Addition to notes receivable	(58,635)	-
Proceeds received on notes receivable	49,254	98,918
Proceeds from sale or disposal of assets	22,289	1,751
Proceeds from insurance recovery	-	206,336
Purchases of property and equipment	(810,732)	(704,462)
Decrease (Increase) in other assets	10,000	(10,000)
Net cash used in investing activities	(787,824)	(407,457)

Cash Flows from Financing Activities
Dividends paid and redemption of outstanding preferred stock purchase rights	-	(61,276)
Net cash used in financing activities	-	(61,276)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,371,242)	388,315

Cash and Cash Equivalents, Beginning of Period	7,587,374	5,633,279

Cash and Cash Equivalents, End of Period	$3,216,132	$6,021,594

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of August 31, 2021	6,124,288	$6,124	$8,241,286	$11,766,521	$20,013,931
Consolidated net (loss) income				(1,477,646)	(1,477,646)
Issuance of common stock, vesting of restricted stock units and other	52,409	53	(53)		-
Equity compensation, restricted stock units			439,586		439,586
Redemption of outstanding preferred stock purchase rights				(61,276)	(61,276)
Balance as of November 30, 2021	6,176,697	$6,177	$8,680,819	$10,227,599	$18,914,595

Balance as of February 28, 2021	6,074,293	6,074	$7,971,712	$10,989,783	$18,967,569
Consolidated net (loss) income				(700,908)	(700,908)
Issuance of common stock, vesting of restricted stock units and other	102,404	103	(103)		-
Equity compensation, restricted stock units			709,210		709,210
Redemption of oustanding preferred stock purchase rights				(61,276)	(61,276)
Balance as of November 30, 2021	6,176,697	$6,177	$8,680,819	$10,227,599	$18,914,595

Balance as of August 31, 2022	6,223,234	$6,223	$9,087,530	$6,830,683	$15,924,436
Consolidated net (loss) income				(211,979)	(211,979)
Issuance of common stock, vesting of restricted stock units and other	15,542	16	(16)		-
Equity compensation, restricted stock units			190,893		190,893
Balance as of November 30, 2022	6,238,776	$6,239	$9,278,407	$6,618,704	$15,903,350

Balance as of February 28, 2022	6,186,356	6,186	$8,806,930	$10,586,810	$19,399,926
Consolidated net (loss) income				(3,968,106)	(3,968,106)
Issuance of common stock, vesting of restricted stock units and other	52,420	53	(53)		-
Equity compensation, restricted stock units			471,530		471,530
Balance as of November 30, 2022	6,238,776	$6,239	$9,278,407	$6,618,704	$15,903,350

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), U-Swirl International, Inc. (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company”).

The Company is an international franchisor, confectionery manufacturer, and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado, and manufactures an extensive line of premium chocolate candies and other confectionery products. U-Swirl franchises and operates self-serve frozen yogurt cafés. The Company also sells its candy in selected locations outside of its system of retail stores and through ecommerce channels.

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand and frozen yogurt cafés as of November 30, 2022:

	Sold, Not Yet Open	Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	-	1	1
Franchise stores - Domestic stores and kiosks	7	158	165
International license stores	1	4	5
Cold Stone Creamery - co-branded	4	101	105
U-Swirl (Including all associated brands)
Company-owned stores - co-branded	-	3	3
Franchise stores - Domestic stores	1	50	51
Franchise stores - Domestic - co-branded	-	7	7
International license stores	-	1	1
Total	13	325	338

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (the “SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2022, are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

On December 14, 2022 (the "Effective Date"), the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”), by and among the Company, Bradley L. Radoff, an individual (“Radoff”), Andrew T. Berger, an individual (“Berger”), AB Value Partners, LP (“AB Value Partners”), AB Value Management LLC (“AB Value Management” and, together with AB Value Partners, “AB Value” and, together with Radoff, “ABV-Radoff”), and Mary Bradley, an individual (each, a “Party” and together, the “Parties”), pertaining to, among other things, the dismissal of all pending lawsuits between the Parties and the appointment of one director to the Company’s Board of Directors (the “Board”).

Pursuant to the Settlement Agreement, the Company and ABV-Radoff agreed to a “Standstill Period” commencing on the Effective Date and ending on the date that is forty-five (45) days prior to the beginning of the Company’s advance notice period for the nomination of directors at the Company’s 2025 annual meeting of stockholders. During the Standstill Period, ABV-Radoff agreed to comply with certain customary standstill provisions, including an agreement by each member of ABV-Radoff, subject to certain exceptions, to vote their shares of common stock as recommended by the Board on any matter to be voted on at any meetings of stockholders during the Standstill Period, including with respect to the election of directors, and an agreement that at no time will AB Value beneficially own 10.0% or more of the Company’s common stock outstanding at such time and at no time will Radoff own 12.5% or more of the Company’s common stock outstanding at such time.

The Company also agreed that the Board shall take such action to appoint a female director candidate with at least five years of fast-moving consumer goods franchise operational experience and three years of prior public company board experience who qualifies as an independent director under Rule 5605 of the Nasdaq Listing Rules (the “Applicable Criteria”) designated by ABV-Radoff and subject to the Board’s reasonable approval (such approval not to be unreasonably withheld) (the “New Director”), to serve as a member of the Board with a term expiring at the 2023 annual meeting of stockholders (the “2023 Annual Meeting”). The Company agreed to nominate such New Director for election to the Board at the 2023 Annual Meeting and the Company’s 2024 annual meeting of stockholders and to appoint the New Director to the Nominating and Corporate Governance Committee and Audit Committee of the Board, subject to the Board’s reasonable approval (such approval not to be unreasonably withheld) and the New Director’s qualifications to serve on such committees under the Nasdaq Listing Rules and the applicable U.S. Securities and Exchange Commission rules and regulations. In addition, subject to certain conditions and requirements described in the Agreement, ABV-Radoff will have certain customary replacement rights during the Standstill Period. Any replacement New Director identified by ABV-Radoff must satisfy the Applicable Criteria and be reasonably acceptable to the Nominating and Corporate Governance Committee of the Board and the Board (such acceptance not to be unreasonably withheld).

Furthermore, pursuant to the Settlement Agreement, the Parties agreed to mutual releases and discharges of all claims by AB Value, Radoff, Bradley and Berger against the Company and by the Company against AB Value, Radoff, Bradley and Berger, in each case up to the date of the Agreement, except in connection with the claims, counterclaims, causes of action, defenses, or other rights or obligations relating to the demand for books and records pursuant to Section 220 of the Delaware General Corporation Law previously delivered by Radoff to the Company dated November 9, 2022. The Parties agreed to dismiss (i) the lawsuit filed by AB Value on September 23, 2021, in the Court of Chancery of the State of Delaware, against the Company and certain of its former and current directors captioned AB VALUE PARTNERS, LP, et al. v. Rocky Mountain Chocolate Factory, Inc., et al., C.A. No. 2021-0819-LWW (Del. Ch.), and (ii) the lawsuit filed by the Company on September 28, 2022, in the Court of Chancery of the State of Delaware against ABV-Radoff, Berger and Mary Bradley captioned Rocky Mountain Chocolate Factory, Inc. v. Radoff, et al. C.A. No. 2021-0819-LWW (Del. Ch.) (collectively, the “Lawsuits”). The Settlement Agreement includes customary mutual non-disparagement provisions during the Standstill Period. The Company agreed to reimburse ABV-Radoff for their fees and expenses in the preparation and execution of the Settlement Agreement and the related matters in the amount of one million and seventy-five thousand dollars ($1,075,000.00).

On December 16, 2022, the Parties filed a Stipulation of Dismissal with Prejudice for each of the Lawsuits with the Court of Chancery of the State of Delaware.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments and affect the carrying value of accounts receivable. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2023, and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
Cash paid (received) for:	2022	2021
Interest	$25,000	$5,202
Income taxes	$(303,777)	$247,273

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

Initial Franchise Fees, License Fees, Transfer Fees, and Renewal Fees

The initial franchise services are not distinct from the continuing rights or services offered during the term of the franchise agreement and are treated as a single performance obligation. Initial franchise fees are being recognized as the Company satisfies the performance obligation over the term of the franchise agreement, which is generally 10 years.

The following table summarizes contract liabilities as of November 30, 2022, and November 30, 2021:

	Nine Months Ended
	November 30:
	2022	2021
Contract liabilities at the beginning of the year:	$1,146,808	$1,119,646
Revenue recognized	(180,000)	(164,952)
Contract fees received	184,500	188,000
Deferred (amortized) gain on the financed sale of equipment	40,168	(21,928)
Contract liabilities at the end of the period:	$1,191,476	$1,120,766

At November 30, 2022, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 23	$51,242
FYE 24	194,622
FYE 25	179,637
FYE 26	167,515
FYE 27	150,824
Thereafter	447,636
Total	$1,191,476

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. Under the guidance of ASC 606, the Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based on Company-specific historical redemption patterns.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Factory Sales of Confectionary Items, Retail Sales, and Royalty and Marketing Fees

Confectionary items sold to the Company’s franchisees, others, and its Company-owned stores sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales, are recognized at the time the sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended November 30, 2022

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$48,965	$-	$-	$9,488	$58,453

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	7,284,940	-	-	7,284,940
Retail sales	-	-	301,594	377,034	678,628
Royalty and marketing fees	1,189,594	-	-	263,766	1,453,360
Total	$1,238,559	$7,284,940	$301,594	$650,288	$9,475,381

Three Months Ended November 30, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$53,944	$-	$-	$7,755	$61,699

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	6,376,367	-	-	6,376,367
Retail sales	-	-	275,530	360,532	636,062
Royalty and marketing fees	1,196,192	-	-	237,314	1,433,506
Total	$1,250,136	$6,376,367	$275,530	$605,601	$8,507,634

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2022

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$147,720	$-	$-	$32,280	$180,000

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	17,250,750	-	-	17,250,750
Retail sales	-	-	815,197	1,452,731	2,267,928
Royalty and marketing fees	4,070,980	-	-	1,057,980	5,128,960
Total	$4,218,700	$17,250,750	$815,197	$2,542,991	$24,827,638

Nine Months Ended November 30, 2021

Revenues recognized over time under ASC 606:
	Franchising	Manufacturing	Retail	U-Swirl	Total

Franchise fees	$136,907	$-	$-	$28,045	$164,952

Revenues recognized at a point in time:
	Franchising	Manufacturing	Retail	U-Swirl	Total
Factory sales	-	16,578,535	-	-	16,578,535
Retail sales	-	-	829,542	1,378,577	2,208,119
Royalty and marketing fees	4,147,951	-	-	927,865	5,075,816
Total	$4,284,858	$16,578,535	$829,542	$2,334,487	$24,027,422

NOTE 5 – INVENTORIES

Inventories consist of the following:

	November 30, 2022	February 28, 2022
Ingredients and supplies	$3,600,464	$2,753,068
Finished candy	3,302,200	2,168,084
U-Swirl food and packaging	44,950	56,319
Reserve for slow moving inventory	(751,685)	(623,269)
Total inventories	$6,195,929	$4,354,202

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	November 30, 2022	February 28, 2022
Land	$513,618	$513,618
Building	5,150,355	5,148,854
Machinery and equipment	10,647,391	10,207,182
Furniture and fixtures	766,354	787,921
Leasehold improvements	950,242	985,914
Transportation equipment	445,489	479,701
	18,473,449	18,123,190

Less accumulated depreciation	(12,721,591)	(12,623,300)
Property and equipment, net	$5,751,858	$5,499,890

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense related to property and equipment totaled $185,545 and $556,277 during the three and nine months ended November 30, 2022, compared to $177,909 and $541,887 during the three and nine months ended November 30, 2021, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

				November 30, 2022		February 28, 2022
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$254,588	$394,826	$240,409
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design		10		430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	556,339	372,640	556,339	357,071
Franchise rights		20		5,979,637	4,178,868	5,979,637	3,901,571
Total				7,482,605	5,357,899	7,482,605	5,050,854
Goodwill and intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$515,065		$515,065
Franchising goodwill				97,318		97,318
Manufacturing segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total				729,701		729,701

Total Goodwill and Intangible Assets				$8,212,306	$5,357,899	$8,212,306	$5,050,854

Amortization expense related to intangible assets totaled $102,348 and $307,045 during the three and nine months ended November 30, 2022, compared to $120,873 and $363,085 during the three and nine months ended November 30, 2021, respectively.

At November 30, 2022, the annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 23	$102,348
FYE 24	346,672
FYE 25	294,427
FYE 26	251,342
FYE 27	215,382
Thereafter	914,535
Total	$2,124,706

NOTE 8 – LINE OF CREDIT

Revolving Credit Line

The Company has a $5.0 million credit line (subject to certain borrowing base limitations) for general corporate and working capital purposes, of which $5.0 million was available for borrowing and no amount was outstanding as of November 30, 2022. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (6.19% at November 30, 2022). Additionally, the line of credit is subject to various financial ratios and leverage covenants. At November 30, 2022, the Company was compliant with all covenants.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants

In consideration of an Exclusive Supplier Operating Agreement, dated December 20, 2019 (“Exclusive Supplier Agreement”), by and between the Company and Edible Arrangements, and the performance of specific obligations therein, on December 20, 2019, the Company issued a Common Stock Purchase Warrant, dated December 20, 2019 (the “Warrant”), to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the exclusive supplier agreement, subject to, and only upon, the achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with performance under the exclusive supplier agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant. As of November 30, 2022, no warrants have vested and subsequent to the termination by the Company of the Exclusive Supplier Agreement on November 1, 2022, the Company has no remaining material obligations under the Warrant.

The Company determined that the grant date fair value of the warrants was de minimis and did not record any amount in consideration of the warrants. The Company utilized a Monte Carlo model to determine the grant date fair value.

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors, and certain other eligible participants, including stock options, restricted stock, and restricted stock units.

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2022, and 2021:

	Nine Months Ended
	November 30,
	2022	2021
Outstanding non-vested restricted stock units as of February 28:	105,978	209,450
Granted	94,892	26,058
Vested	(52,421)	(117,470)
Cancelled/forfeited	(1,232)	(2,400)
Outstanding non-vested restricted stock units as of November 30:	147,217	115,638

Weighted average grant date fair value	$5.28	$9.23
Weighted average remaining vesting period (in years)	2.05	2.40

The following table summarizes stock option activity during the nine months ended November 30, 2022, and 2021:

	Nine Months Ended
	November 30,
	2022	2021
Outstanding stock options as of February 28:	-	-
Granted	36,144	-
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding stock options as of November 30:	36,144	-

Weighted average exercise price	6.49	n/a
Weighted average remaining contractual term (in years)	9.51	n/a

The Company did not issue any unrestricted shares of stock to non-employee directors during the three and nine months ended November 30, 2022, compared to 26,058 restricted shares issued during the three months ended November 30, 2021, and 9,000 unrestricted shares during the nine months ended November 30, 2021. In connection with these non-employee director stock issuances, the Company recognized $0 and $110,747 during the three and nine months ended November 30, 2022, respectively, compared to $55,373 of stock-based compensation expense during the three months ended November 30, 2021, and $101,983 during the nine months ended November 30, 2021.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended November 30, 2022, the Company issued 36,144 stock options and issued up to 94,892 performance-based restricted stock units subject to vesting based on the achievement of performance goals. These issuances were made to the Company’s new Chief Executive Officer and Chief Financial Officer as a part of the incentive compensation structure for Mr. Sarlls and Mr. Arroyo. The stock options were issued with an aggregate grant date fair value of $77,267 or $2.14 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $298,582 or $6.29 per share, based upon a target issuance of 47,446 shares. The stock options granted vest with respect to one-third of the shares on the last day of the Company’s current fiscal year ending February 28, 2023, and vest as to remaining shares in equal quarterly increments on the last day of each quarter until the final vesting on February 28, 2025. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of performance-based restricted stock units if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee has the discretion to determine the number of performance-based restricted stock units between 0-200% of the target number that will vest based on the achievement of performance below or above the target performance goal.

The Company recognized $190,893 and $471,530 of stock-based compensation expense during the three- and nine-month periods ended November 30, 2022, respectively, compared to $621,997 and $845,011 during the three and nine month periods ended November 30, 2021, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. During the nine-month periods ended November 30, 2022, and 2021, 52,421 and 117,470 restricted stock units vested and were issued as common stock, respectively. The total unrecognized compensation expense of non-vested, non-forfeited restricted stock units and stock options granted as of November 30, 2022, was $665,709, which is expected to be recognized over the weighted-average period of 2.05 years.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the nine months ended November 30, 2022, 130,367 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended November 30, 2021, 960,677 shares of common stock warrants and 160,951 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 11 – LEASING ARRANGEMENTS

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The Company acts as the primary lessee of some franchised store premises, which the Company then subleases to franchisees, but the majority of existing franchised locations are leased by the franchisee directly.

In some instances, the Company has leased space for its Company-owned locations that are now occupied by franchisees. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease.

The Company also leases trucking equipment and warehouse space in support of its manufacturing operations. The expense associated with trucking and warehouse leases is included in the cost of sales on the consolidated statements of operations.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the nine months ended November 30, 2022, and 2021, lease expense recognized in the Consolidated Statements of Income was $636,202 and $582,344, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance, and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of November 30, 2022.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2022, the maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 23	$216,848
FYE 24	760,952
FYE 25	611,988
FYE 26	514,346
FYE 27	242,558
Thereafter	462,120
Total	$2,808,812

Less: imputed interest	(226,761)
Present value of lease liabilities:	$2,582,051

Weighted average lease term	5.6

During the nine months ended November 30, 2022, the Company entered into leases for equipment used in the Company’s trucking operations. These leases resulted in the Company recognizing a total future lease liability of $1.4 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Contested Solicitation of Proxies

During the three and nine months ended November 30, 2022, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the three and nine months ended November 30, 2022, the Company incurred approximately $764,000 and $2.9 million, respectively, of costs associated with the contested solicitation of proxies, compared with $800,000 and $1.7 million, respectively, of costs associated with a contested solicitation of proxies incurred in the three and nine months ended November 30, 2021. These costs are recognized as a general and administrative expense in the Consolidated Statement of Operations. The Company will realize material increased costs during the three months ending February 28, 2023 (the Company’s fourth quarter) associated with final expenses from the 2022 contested solicitation of proxies and the December 14, 2023 Settlement Agreement, as described above under “Subsequent Events.”

Employment Agreement Payments upon a Change in Control

We have entered into employment agreements with certain of our executives which contain, among other things, "change in control" severance provisions.

The employment agreement of Mr. Dudley generally provides that, if the Company or the executive terminates the executive's employment under circumstances constituting a "triggering termination," the executive will be entitled to receive, among other benefits, 2.99 times the sum of (i) the executive's annual salary using the highest annual base compensation rate in effect at any time during employment and (ii) the greater of (a) two times the bonus that would be payable to the executive for the bonus period in which the change in control occurred or (b) 25% of the amount described in clause (i). The employment agreement of Mr. Dudley also provided for a payment of $18,000, which represents the estimated cost to the executive of obtaining accident, health, dental, disability, and life insurance coverage for the 18-month period following the expiration of COBRA coverage.

A “change in control,” as used in the agreement for Mr. Dudley, generally means a change in the control of the Company following any number of events, but specifically, a proxy contest in which our Board of Directors prior to the transaction constitutes less than a majority of our Board of Directors after the transaction or the members of our Board of Directors during any consecutive two-year period who at the beginning of such period constituted the Board of Directors cease to be the majority of the Board of Directors at the conclusion of that period. We have determined that a change in control has taken place on October 6, 2021. A “triggering termination” generally occurs when an executive is terminated during a specified period preceding a change in control of us, or if the executive or the Company terminates the executive’s employment under circumstances constituting a triggering termination during a specified period after a change in control. A triggering termination may also include a voluntary termination under certain scenarios.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

In connection with Mr. Dudley’s retirement, Mr. Dudley and the Company entered into a Separation Agreement and General Release (the “Separation Agreement”), dated September 30, 2022 (the “Effective Date”). Under the Separation Agreement, Mr. Dudley retired from the Company on the Effective Date and will be entitled, subject to the terms and conditions therein, to the following payments and separation benefits: (i) a cash separation payment amount in accordance with Mr. Dudley’s employment agreement; (ii) acceleration of vesting of Mr. Dudley’s 12,499 unvested restricted stock units as of the Effective Date; (iii) an additional cash severance payment of $70,000; and (iv) Mr. Dudley has agreed to provide consulting services to the Company through December 31, 2022, to the extent requested by the Company, for which he will receive a cash payment of $56,250. In addition, the Separation Agreement includes covenants related to cooperation, solicitation, and employment, as well as the customary release of claims and non-disparagement provisions in favor of the Company.

As a result of this Separation Agreement the Company incurred the following costs during the nine months ended November 30, 2022:

Accrued severance compensation:	$928,938
Accelerated restricted stock unit compensation expense:	95,156
Consulting Services:	37,500

Total	$1,061,594

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

Purchase Contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of November 30, 2022, the Company was contracted for approximately $36,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OPERATING SEGMENTS

The Company classifies its business interests into five reportable segments: Franchising, Manufacturing, Retail Stores, U-Swirl operations, and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements and Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expenses or benefits. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market-based. Each segment is managed separately because of the differences in required infrastructure and the difference in products and services:

Three Months Ended November 30, 2022	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,239,938	$7,629,146	$301,594	$650,288	$-	$9,820,966
Intersegment revenues	(1,379)	(344,206)	-	-	-	(345,585)
Revenue from external customers	1,238,559	7,284,940	301,594	650,288	-	9,475,381
Segment profit (loss)	337,225	1,534,725	45,035	(15,822)	(2,113,142)	(211,979)
Total assets	1,010,798	13,639,903	624,705	4,138,398	5,428,786	24,842,590
Capital expenditures	15,925	150,735	4,860	-	52,334	223,854
Total depreciation & amortization	$8,432	$161,515	$1,407	$98,895	$17,643	$287,892

Three Months Ended November 30, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$1,251,381	$6,685,416	$275,530	$605,601	$-	$8,817,928
Intersegment revenues	(1,245)	(309,049)	-	-	-	(310,294)
Revenue from external customers	1,250,136	6,376,367	275,530	605,601	-	8,507,634
Segment profit (loss)	578,357	1,339,108	16,706	(56,790)	(3,833,894)	(1,956,513)
Total assets	1,590,914	10,988,056	651,372	4,824,466	9,243,856	27,298,664
Capital expenditures	650	59,095	2,620	12,751	58,485	133,601
Total depreciation & amortization	$9,060	$156,696	$1,397	$116,648	$14,981	$298,782

Nine Months Ended November 30, 2022	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,222,694	$18,143,863	$815,197	$2,542,991	$-	$25,724,745
Intersegment revenues	(3,994)	(893,113)	-	-	-	(897,107)
Revenue from external customers	4,218,700	17,250,750	815,197	2,542,991	-	24,827,638
Segment profit (loss)	1,756,239	3,062,876	27,947	352,922	(7,779,818)	(2,579,834)
Total assets	1,010,798	13,639,903	624,705	4,138,398	5,428,786	24,842,590
Capital expenditures	17,106	685,420	5,435	32,547	70,224	810,732
Total depreciation & amortization	$25,871	$484,980	$4,231	$295,908	$52,332	$863,322

Nine Months Ended November 30, 2021	Franchising	Manufacturing	Retail	U-Swirl	Other	Total
Total revenues	$4,289,116	$17,434,641	$829,542	$2,334,487	$-	$24,887,786
Intersegment revenues	(4,258)	(856,106)	-	-	-	(860,364)
Revenue from external customers	4,284,858	16,578,535	829,542	2,334,487	-	24,027,422
Segment profit (loss)	1,866,829	3,254,726	61,029	262,202	(6,323,294)	(878,508)
Total assets	1,590,914	10,988,056	651,372	4,824,466	9,243,856	27,298,664
Capital expenditures	1,832	593,043	3,688	14,150	91,749	704,462
Total depreciation & amortization	$27,732	$469,562	$4,194	$350,047	$53,437	$904,972

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. We periodically evaluate our deferred tax assets to determine if our assumptions and estimates should change.

During the three and nine months ended November 30, 2022, the Company incurred a significant loss before income taxes, primarily as a result of substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. Management evaluated recent losses before income taxes and determined that it is no longer more likely than not that our deferred income taxes are fully realized. Because of this determination, the Company reserved for approximately $2.0 million of deferred tax assets. As of November 30, 2022, the Company has a full valuation allowance against its deferred tax assets.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is qualified by reference and should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the 10-K filed with the SEC on May 27, 2022, for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains certain forward-looking information. See “Forward-Looking Statements” above for certain information concerning forward-looking statements.

Overview

We are an international franchisor, confectionery manufacturer, and retail operator. Founded in 1981, we are headquartered in Durango, Colorado, and manufacture an extensive line of premium chocolate candies and other confectionery products. Our subsidiary, U-Swirl International, Inc. (“U-Swirl”), franchises and operates soft-serve frozen yogurt cafés. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate, frozen yogurt, and other confectionary products. We also sell our candy outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2022, there was one Company-owned, 101 licensee-owned and 162 franchised Rocky Mountain Chocolate Factory stores operating in 37 states, Panama, and the Philippines. As of November 30, 2022, U-Swirl operated three Company-owned cafés and 58 franchised cafés located in 21 states and Qatar. U-Swirl operates self-serve frozen yogurt cafés under the names “U-Swirl,” “Yogurtini,” “CherryBerry,” “Yogli Mogli Frozen Yogurt,” “Fuzzy Peach Frozen Yogurt,” “Let’s Yo!” and “Aspen Leaf Yogurt”.

Labor and Supply Chain

As a result of macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have begun to see labor and logistics challenges, which we believe have contributed to lower factory, retail, and e-commerce sales of our products due to the availability of material, labor, and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our manufacturing facility, or if we or our franchisees experience delays in stocking our products. For additional information, see “Part I. Item 1A. - Risk Factors - The Availability and Price of Principal Ingredients Used in Our Products Are Subject to Factors Beyond Our Control” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022.

Contested Solicitation of Proxies

During the three and nine months ended November 30, 2022, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the three and nine months ended November 30, 2022, the Company incurred approximately $764,000 and $2.9 million, respectively, of costs associated with the contested solicitation of proxies, compared with $800,000 and $1.7 million of costs associated with a contested solicitation of proxies incurred in the three and nine months ended November 30, 2021. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations. Future costs associated with the stockholder’s contested solicitation of proxies, the related legal proceedings, and the settlement thereof, as described in Note 1 to the consolidated financial statements appearing in Item 1 of Part I of this quarterly report under the caption “Subsequent Events” in this Form 10-Q may have a material impact on the result of future periods. Additionally, as a result of the contested solicitation of proxies in the prior year and the resulting changes to the composition of the Company’s Board of Directors, the Company incurred $934,000 of severance costs during the nine months ended November 30, 2022, resulting from the retirement of Edward L. Dudley in September 2022.

Termination of Strategic Partnership with Edible Arrangements

On November 1, 2022, the Company sent a formal notice to Edible Arrangements, LLC (“Edible Arrangements”), terminating the Exclusive Supplier Operating Agreement, dated December 20, 2019 (“Exclusive Supplier Agreement”), by and between the Company and Edible Arrangements, and the Ecommerce Licensing Agreement, dated March 16, 2020 (“Licensing Agreement”), by and between the Company and Edible Arrangements. Subsequent to the termination of the Supplier Agreement and Licensing Agreement, the Company has no remaining material obligations under the Strategic Alliance Agreement, dated as of December 20, 2019, by and among the Company, Farids & Co. LLC and Edible Arrangements; the Common Stock Purchase Warrant, dated December 20, 2019, issued to Edible Arrangements; and the Indemnification Letter Agreement, dated March 16, 2020, by and between the Company and Edible Arrangements.

Results of Operations

Three Months Ended November 30, 2022, Compared to the Three Months Ended November 30, 2021

Results Summary

Basic loss per share decreased from a loss of $0.24 per share in the three months ended November 30, 2021, to a loss of $0.03 per share in the three months ended November 30, 2022. Revenues increased 11.4% from $8.5 million in the three months ended November 30, 2021, to $9.5 million in the three months ended November 30, 2022. The loss from operations decreased from a loss of $2.0 million in the three months ended November 30, 2021, to a loss from operations of $215,000 in the three months ended November 30, 2022. Net loss decreased from a net loss of $1.5 million in the three months ended November 30, 2021, to a net loss of $212,000 in the three months ended November 30, 2022.

Revenues

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change
Factory sales	$7,284.9	$6,376.4	$908.5	14.2%
Retail sales	678.6	636.0	42.6	6.7%
Franchise fees	58.5	61.7	(3.2)	(5.2)%
Royalty and marketing fees	1,453.4	1,433.5	19.9	1.4%
Total	$9,475.4	$8,507.6	$967.8	11.4%

Factory Sales

The increase in factory sales for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, was primarily due to a 13.0%, $661,000, increase in sales of product to our network of franchised and licensed retail stores and a 19.1%, $248,000, increase in shipments of product to customers outside our network of franchised retail stores. The increase in sales of product to our network of franchised and licensed retail stores was primarily the result of a higher sell price and higher same-store pounds purchased. Same-store pounds purchased by domestic franchise and licensed locations increased 5.7% during the three months ended November 30, 2022, when compared to the three months ended November 30, 2021.

Retail Sales

Retail sales at Company-owned stores increased 6.7% during the three months ended November 30, 2022, compared to the three months ended November 30, 2021, as a result of an increase in Company-owned same store sales. Same store sales at all Company-owned locations increased 12.9% during the three months ended November 30, 2022, when compared to the three months ended November 30, 2021. This increase was partially offset by a decrease in the average number of Company-owned stores in operation resulting from the sale of a Company-owned location to a franchisee.

Royalties, Marketing Fees, and Franchise Fees

The increase in royalty and marketing fees from the three months ended November 30, 2021, to the three months ended November 30, 2022, was primarily due to an increase in same store sales at domestic Rocky Mountain Chocolate Factory locations and at U-Swirl Frozen Yogurt cafés. Same-store sales at domestic franchise Rocky Mountain Chocolate Factory locations increased by 3.0% and same-store sales at U-Swirl Frozen Yogurt cafés increased by 14.0% during the three months ended November 30, 2022, when compared to the three months ended November 30, 2021.

Franchise fee revenue for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, was relatively unchanged.

Costs and Expenses

Cost of Sales

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change

Cost of sales - factory	$5,613.7	$4,960.9	$652.8	13.2%
Cost of sales - retail	255.9	239.8	16.1	6.7%
Franchise costs	551.5	458.5	93.0	20.3%
Sales and marketing	607.2	377.2	230.0	61.0%
General and administrative	2,111.7	3,865.9	(1,754.2)	(45.4)%
Retail operating	422.4	420.3	2.1	0.5%
Total	$9,562.4	$10,322.6	$(760.2)	(7.4)%

Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross profit	$1,671.2	$1,415.5	$255.7	18.1%
Retail gross profit	422.7	396.2	26.5	6.7%
Total	$2,093.9	$1,811.7	$282.2	15.6%

	Three Months Ended
	November 30,		%	%
	2022	2021	Change	Change
(Percent)
Factory gross margin	22.9%	22.2%	0.7%	3.2%
Retail gross margin	62.3%	62.3%	0.0%	0.0%
Total	26.3%	25.8%	0.5%	1.9%

Adjusted Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$1,671.2	$1,415.5	$255.7	18.1%
Plus: depreciation and amortization	160.0	155.2	4.8	3.1%
Factory adjusted gross margin	1,831.2	1,570.7	260.5	16.6%
Retail gross margin	422.7	396.2	26.5	6.7%
Total Adjusted Gross Margin	$2,253.9	$1,966.9	$287.0	14.6%

Factory adjusted gross margin	25.1%	24.6%	0.5%	2.0%
Retail gross margin	62.3%	62.3%	0.0%	0.0%
Total Adjusted Gross Margin	28.3%	28.0%	0.3%	1.1%

Adjusted gross margin and factory adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin plus depreciation and amortization expense. We believe adjusted gross margin and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin, and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Factory gross margins increased to 22.9% in the three months ended November 30, 2022, compared to 22.2% in the three months ended November 30, 2021. This increase was due primarily to an increase in prices partially offset by increased labor and material costs and expense associated with inventory obsolescence.

Retail gross margins were unchanged at 62.3% during the three months ended November 30, 2022, and 2021.

Franchise Costs

The increase in franchise costs in the three months ended November 30, 2022, compared to the three months ended November 30, 2021, was due primarily to an increase in franchise convention and travel expenses in the three months ended November 30, 2022. As a percentage of total royalty and marketing fees, and franchise fee revenue, franchise costs increased to 36.5% in the three months ended November 30, 2022, from 30.7% in the three months ended November 30, 2021. This increase as a percentage of royalty, marketing and franchise fees is primarily the result of higher costs.

Sales and Marketing

The increase in sales and marketing costs for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, was primarily due to an increase in equity compensation costs and contract labor associated with the retirement of Edward Dudley, and an increase in advertising costs.

General and Administrative

The decrease in general and administrative costs for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, is primarily due to lower costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the three months ended November 30, 2022, the Company incurred approximately $764,000 of costs associated with the contested solicitation of proxies, compared with $2.7 million of costs associated with a contested solicitation of proxies and associated severance costs during the three months ended November 30, 2021. This decrease was partially offset by an increase in legal expenses and salaries and wages in the three months ended November 30, 2022, compared with the three months ended November 30, 2021. As a percentage of total revenues, general and administrative expenses decreased to 22.3% in the three months ended November 30, 2022, compared to 45.4% in the three months ended November 30, 2021.

Retail Operating Expenses

Retail operating expenses were relatively unchanged during the three months ended November 30, 2022, compared to the three months ended November 30, 2021. Retail operating expenses, as a percentage of retail sales, decreased from 66.1% in the three months ended November 30, 2021, to 62.2% in the three months ended November 30, 2022. This decrease is primarily the result of higher retail sales.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $128,000 in the three months ended November 30, 2022, a decrease of 10.9% from $144,000 in the three months ended November 30, 2021. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the consolidated financial statements for a summary of the annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 3.1% to $160,000 in the three months ended November 30, 2022, compared to $155,000 in the three months ended November 30, 2021.

Other Income

Net interest income was $3,000 in the three months ended November 30, 2022, compared to net interest income of $2,200 incurred in the three months ended November 30, 2021.

Income Tax Expense (Benefit)

During the three months ended November 30, 2022, we did not incur any income tax benefit on a loss before income taxes of $212,000. This was the result of recording a full reserve on our deferred income tax asset. Our effective income tax rate for the three months ended November 30, 2021, was 24.5%. See Note 14 to the financial statements for a description of income taxes, deferred tax assets, and associated reserves.

Nine Months Ended November 30, 2022, Compared to the Nine Months Ended November 30, 2021

Results Summary

Basic earnings per share decreased from a net loss of $0.11 per share for the nine months ended November 30, 2021, to a net loss of $0.64 per share for the nine months ended November 30, 2022. Revenues increased 3.3% from $24.0 million for the nine months ended November 30, 2021, to $24.8 million for the nine months ended November 30, 2022. The loss from operations increased from a loss of $1.1 million for the nine months ended November 30, 2021, to a loss from operations of $2.6 million for the nine months ended November 30, 2022. Net loss increased from a net loss of $701,000 for the nine months ended November 30, 2021, to a net loss of $4.0 million for the nine months ended November 30, 2022.

Revenues

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change
Factory sales	$17,250.8	$16,578.5	$672.3	4.1%
Retail sales	2,267.9	2,208.1	59.8	2.7%
Franchise fees	180.0	165.0	15.0	9.1%
Royalty and marketing fees	5,128.9	5,075.8	53.1	1.0%
Total	$24,827.6	$24,027.4	$800.2	3.3%

Factory Sales

The increase in factory sales for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was primarily due to an 8.0%, $1.1 million, increase in sales of product to our network of franchised and licensed retail stores partially offset by a 15.7%, $429,000, decrease in shipments of product to customers outside our network of franchised retail stores.

Retail Sales

Retail sales at Company-owned stores increased 2.7% during the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, primarily as a result of an increase in same-store sales at Company-owned locations. Same-store sales at all Company-owned locations increased 6.1% during the nine months ended November 30, 2022, when compared to the nine months ended November 30, 2021.

Royalties, Marketing Fees, and Franchise Fees

The slight increase in royalty and marketing fees for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was primarily due to an increase in same-store sales at domestic franchise frozen yogurt cafés. Same-store sales at all domestic franchise locations increased 3.8% during the nine months ended November 30, 2022, when compared to the nine months ended November 30, 2021, with same-store sales at the Company’s domestic franchise frozen yogurt cafés increasing 19.2% during the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021.

The increase in franchise fee revenue for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was the result of store closures and the acceleration of unrecognized franchise fee revenue, and more franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change

Cost of sales - factory	$13,823.2	$13,065.3	$757.9	5.8%
Cost of sales - retail	848.8	754.1	94.7	12.6%
Franchise costs	1,569.8	1,747.4	(177.6)	(10.2)%
Sales and marketing	1,617.1	1,195.8	421.3	35.2%
General and administrative	7,810.6	6,575.0	1,235.6	18.8%
Retail operating	1,364.7	1,304.6	60.1	4.6%
Total	$27,034.2	$24,642.2	$2,392.0	9.7%

Gross Margin

	Nine Months Ended
	November 30,		$	%
	2022	2021	Change	Change

Factory gross profit	$3,427.6	$3,513.2	$(85.6)	(2.4)%
Retail gross profit	1,419.1	1,454.0	(34.9)	(2.4)%
Total	$4,846.7	$4,967.2	$(120.5)	(2.4)%

	Nine Months Ended
	November 30,		%	%
	2022	2021	Change	Change

Factory gross margin	19.9%	21.2%	(1.3)%	(6.2)%
Retail gross margin	62.6%	65.8%	(3.3)%	(5.0)%
Total	24.8%	26.4%	(1.6)%	(6.1)%

Adjusted Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2022	2021	Change	Change

Factory gross margin	$3,427.6	$3,513.2	$(85.6)	(2.4)%
Plus: depreciation and amortization	480.5	464.8	15.7	3.4%
Factory adjusted gross margin	3,908.1	3,978.0	(69.9)	(1.8)%
Retail gross margin	1,419.1	1,454.0	(34.9)	(2.4)%
Total Adjusted Gross Margin	$5,327.2	$5,432.0	$(104.8)	(1.9)%

Factory adjusted gross margin	22.7%	24.0%	(1.3)%	(5.6)%
Retail gross margin	62.6%	65.8%	(3.3)%	(5.0)%
Total Adjusted Gross Margin	27.3%	28.9%	(1.6)%	(5.6)%

Adjusted gross margin and factory adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our factory adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Factory adjusted gross margin is equal to factory gross margin plus depreciation and amortization expense. We believe adjusted gross margin, and factory adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, factory gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and factory adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and factory adjusted gross margin rather than gross margin and factory gross margin to make incremental pricing decisions. Adjusted gross margin and factory adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider them in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and factory adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Factory gross margins decreased to 19.9% in the nine months ended November 30, 2022, compared to a gross margin of 21.2% during the nine months ended November 30, 2021, due primarily to an increase in costs from wage and material inflation and the impacts of Employee Retention Credits recognized in the nine months ended November 30, 2021, with no comparable credits in the nine months ended November 30, 2022. These cost increases were partially offset by an increase in product prices. The Company recognized approximately $155,000 of payroll tax benefit associated with Employee Retention Credits (“ERC”) in the nine months ended November 30, 2021. ERCs were enacted by the CARES Act in March 2020. In December 2020 the Consolidated Appropriations Act extended eligibility for the credits allowing the Company to retroactively benefit from ERCs.

Retail gross margins decreased from 65.8% during the nine months ended November 30, 2021, to 62.6% during the nine months ended November 30, 2022. The decrease in retail gross margins was primarily the result of an increase in the costs of raw materials.

Franchise Costs

The decrease in franchise costs in the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was due primarily to a decrease in professional fees, the result of litigation with our licensee in Canada incurred during the nine months ended November 30, 2021, with no comparable legal expense in the nine months ended November 30, 2022. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 29.6% in the nine months ended November 30, 2022, from 33.3% in the nine months ended November 30, 2021. This decrease as a percentage of royalty, marketing, and franchise fees is primarily the result of lower franchise costs.

Sales and Marketing

The increase in sales and marketing costs for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was due to an increase in equity compensation costs and contract labor associated with the retirement of Edward Dudley, and an increase in advertising costs.

General and Administrative

The increase in general and administrative costs for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was due primarily to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the nine months ended November 30, 2022, the Company incurred approximately $2.9 million of costs associated with the contested solicitation of proxies, compared with $1.7 million of costs associated with a contested solicitation of proxies during the nine months ended November 30, 2021. The Company also incurred increased professional fees related to legal support for our Board of Directors and legal costs associated with compensation arrangements for our former Chief Executive Officer and Chief Financial Officer and legal and professional costs associated with the search for, and appointment of, a new Chief Executive Officer and a new Chief Financial Officer. Additionally, due to a stockholder’s contested solicitation of proxies in connection with our 2021 annual meeting of stockholders the Company had become contingently liable for certain change in control severance payments to Mr. Dudley if a triggering termination was to occur. As a result of Mr. Dudley’s retirement in September 2022, the Company incurred $934,000 of associated severance costs. As a percentage of total revenues, general and administrative expenses increased to 31.5% in the nine months ended November 30, 2022, compared to 27.4% in the nine months ended November 30, 2021.

Retail Operating Expenses

The increase in retail operating expenses for the nine months ended November 30, 2022, compared to the nine months ended November 30, 2021, was due primarily to an increase in salaries and wages, and utilities in our Company-owned stores and cafés. Retail operating expenses, as a percentage of retail sales, increased from 59.1% in the nine months ended November 30, 2021, to 60.2% in the nine months ended November 30, 2022. This increase is primarily the result of higher retail costs.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $383,000 in the nine months ended November 30, 2022, a decrease of 13.0% from $440,000 in the nine months ended November 30, 2021. This decrease was the result of lower amortization of franchise rights, the result of a decrease in frozen yogurt cafés in operation. See Note 7 to the financial statements for a summary of the annual amortization of intangible assets based upon existing intangible assets and current useful lives. Depreciation and amortization included in cost of sales increased 3.4% from $465,000 in the nine months ended November 30, 2021, to $480,000 in the nine months ended November 30, 2022. This increase was the result of investment in equipment.

Other Income

Other income was $9,600 in the nine months ended November 30, 2022, compared to other income of $176,500 during the nine months ended November 30, 2021. Net interest income was $9,600 in the nine months ended November 30, 2022, compared to interest income of $9,300 during the nine months ended November 30, 2021.

The Company recognized a gain on insurance recovery of $167,100 during the nine months ended November 30, 2021, compared with no similar amounts recognized during the nine months ended November 30, 2022.

Income Tax Expense (Benefit)

During the nine months ended November 30, 2022, we incurred income tax expense of $1.4 million on a loss before income taxes of $2.6 million. This expense was the result of recording a full reserve on our deferred income tax asset. Our effective income tax rate for the nine months ended November 30, 2021, was 20.2%. See Note 14 to the financial statements for a description of income taxes, deferred tax assets, and associated reserves.

Liquidity and Capital Resources

As of November 30, 2022, working capital was $7.4 million, compared to $9.7 million as of February 28, 2022, a decrease of $2.3 million. The decrease in working capital was primarily due to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders.

Cash and cash equivalent balances decreased approximately $4.4 million to $3.2 million as of November 30, 2022, compared to $7.6 million as of February 28, 2022. This decrease in cash and cash equivalents was primarily due to funding of a rabbi trust established for severance payments to our former Chief Executive Officer and the resulting $1.3 million decrease in cash balances and an increase in inventory of $2.1 million. Our current ratio was 2.2 to 1 at November 30, 2022, compared to 2.8 to 1 at February 28, 2022. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the nine months ended November 30, 2022, we had a net loss of $4.0 million. Operating activities used cash of $3,583,418, with the principal adjustment to reconcile the net income to net cash used by operating activities being deferred income taxes of $1,388,271, depreciation and amortization of $863,322, an increase in accounts payable of $1,976,869 and expense recorded for stock compensation of $471,530, mostly offset by an increase in inventory of $2,091,099, a decrease in accrued liabilities of $1,284,330 and an increase in accounts receivable of $1,171,146. During the comparable 2021 period, we had a net loss of $700,908, and operating activities provided cash of $857,048. The principal adjustment to reconcile the net income to net cash used by operating activities being an increase in accrued liabilities of $1,343,856, an increase in accounts payable of $1,079,671, depreciation and amortization of $904,972, and expense related to stock-based compensation of $709,210, partially offset by an increase in accounts receivable of $985,887 and an increase in inventory of $936,483.

During the nine months ended November 30, 2022, investing activities used cash of $787,824, primarily due to the purchases of property and equipment of $810,732. In comparison, investing activities used cash of $407,457 during the nine months ended November 30, 2021, primarily due to the purchases of property and equipment of $704,462 partially offset by proceeds from insurance recovery of $206,336.

During the nine months ended November 30, 2022, there were no cash flows from financing activities. In comparison, financing activities used cash of $61,276 in the nine months ended November 30, 2021, due to the redemption of the shareholder rights plan.

The Company believes that cash flow from operations will be sufficient to fund capital expenditures and working capital requirements for FY 2023. If necessary, the Company has an available bank line of credit to help meet these requirements.

Off-Balance Sheet Arrangements

As of November 30, 2022, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of November 30, 2022, we had purchase obligations of approximately $36,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance, and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

Depreciation expense is based on the historical cost to us of our fixed assets and is therefore potentially less than it would be if it were based on the current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of November 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

The information set forth in Note 1 to the consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q under the caption “Subsequent Events” is incorporated by reference herein.

Item 1A.      Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, filed on May 27, 2022, as amended by Amendment No. 1 on Form 10-K/A filed on June 28, 2022, which could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2022, as amended by Amendment No. 1 on Form 10-K/A.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

On December 14, 2022, the Company filed a Form 8-K, which is incorporated herein by reference, disclosing Gabriel Arreaga’s December 8, 2022, notification to the Board of Directors of the Company (the “Board”) of his decision to resign from the Board effective upon the earlier of (a) the nomination of a new chairperson of the Compensation Committee of the Board, (b) the nomination of  a new member to the Board, or (c) the  conclusion of the Company’s current fiscal year (February 28, 2023).  On January 11, 2023, the Board nominated and elected Jeffrey R. Geygan as the new chairperson of the Compensation Committee of the Board.  Consequently, Mr. Arreaga’s resignation as a member of the Board, as the chairperson of the Compensation Committee of the Board and as a member of the Audit Committee of the Board was effective on January 11, 2023.

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

10.1

Settlement and Release Agreement, dated December 14, 2022, by and among Bradley L. Radoff, Andrew T. Berger, AB Value Partners, LP, AB Value Management LLC, Mary Bradley and Rocky Mountain Chocolate Factory, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2022).

10.2*	Separation and Release Agreement, by and between Edward L. Dudley and Rocky Mountain Chocolate Factory, Inc., dated September 30, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it’s XBRL (1))

101.SCH	* Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	* Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	* Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	* Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	* Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	* Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: January 13, 2023	/s/ Allen Arroyo
Allen Arroyo, Chief Financial Officer