Form 10-Q
period 2023-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2023-07-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

On July 10, 2023, the registrant had outstanding 6,293,110 shares of its common stock, $0.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements expressing general views about future operating results – are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer and retail trends, costs and availability of raw materials, competition, and the success of our co-branding strategy and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023 filed on May 30, 2023, as updated by this report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,
	2023	2022
Revenues
Sales	$5,016,047	$5,408,020
Franchise and royalty fees	1,419,938	1,494,178
Total Revenue	6,435,985	6,902,198

Costs and Expenses
Cost of sales	4,758,494	4,526,321
Franchise costs	679,573	419,084
Sales and marketing	472,891	481,059
General and administrative	1,931,903	1,605,867
Retail operating	102,981	158,274
Depreciation and amortization, exclusive of depreciation and amortization expense of $170,856, $159,706, respectively, included in cost of sales	31,229	29,187
Total costs and expenses	7,977,071	7,219,792

Loss from Operations	(1,541,086)	(317,594)

Other Income
Interest Expense	(6,259)	-
Interest Income	20,078	2,641
Other income, net	13,819	2,641

Income (Loss) Before Income Taxes	(1,527,267)	(314,953)

Income Tax Provision (Benefit)	-	(29,186)

Net Income (Loss) from Continuing Operations	(1,527,267)	(285,767)

Discontinued Operations
Earnings from discontinued operations, net of tax	69,044	170,826
Gain on disposal of discontinued operations, net of tax	634,790	-
Earnings from discontinued operations, net of tax	703,834	170,826

Consolidated Net Loss	$(823,433)	$(114,941)

Basic Earnings (Loss) per Common Share
Loss from continuing operations	$(0.24)	$(0.05)
Earnings from discontinued operations	0.11	0.03
Net earnings (loss)	$(0.13)	$(0.02)
Diluted Earnings (Loss) per Common Share
Loss from continuing operations	$(0.24)	$(0.05)
Earnings from discontinued operations	0.11	0.03
Net earnings (loss)	$(0.13)	$(0.02)

Weighted Average Common Shares
Outstanding - Basic	6,276,613	6,206,939
Dilutive Effect of Employee
Stock Awards	-	-
Weighted Average Common Shares
Outstanding - Diluted	6,276,613	6,206,939

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2023	2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,148,832	$4,717,068
Accounts receivable, less allowance for doubtful accounts of $577,234 and $666,315, respectively	1,828,644	2,055,694
Notes receivable, current portion, less current portion of the valuation allowance of $41,861 and $35,173, respectively	47,654	23,698
Refundable income taxes	309,322	344,885
Inventories	2,720,561	3,639,780
Other	461,483	340,847
Current assets held for sale	-	83,004
Total current assets	10,516,496	11,204,976
Property and Equipment, Net	6,059,374	5,710,739
Other Assets
Notes receivable, less current portion and valuation allowance of $32,090 and $38,778, respectively	1,155,072	94,076
Goodwill, net	575,608	575,608
Intangible assets, net	258,701	265,927
Lease right of use asset	2,210,242	2,355,601
Other	23,469	14,054
Long-term assets held for sale	-	1,765,846
Total other assets	4,223,092	5,071,112
Total Assets	$20,798,962	$21,986,827
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,006,517	$2,189,760
Accrued salaries and wages	1,069,628	978,606
Gift card liabilities	586,269	592,932
Other accrued expenses	217,369	162,346
Contract liabilities	161,781	161,137
Lease liability	753,026	746,506
Current liabilities held for sale	-	178,939
Total current liabilities	4,794,590	5,010,226
Lease Liability, Less Current Portion	1,483,830	1,640,017
Contract Liabilities, Less Current Portion	772,177	782,278
Long-term liabilities - held for sale	-	184,142
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,290,164 shares and 6,257,137 shares issued and outstanding, respectively	6,290	6,257
Additional paid-in capital	9,659,476	9,457,875
Retained earnings	4,082,599	4,906,032
Total stockholders' equity	13,748,365	14,370,164
Total Liabilities and Stockholders' Equity	$20,798,962	$21,986,827

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	May 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(823,433)	$(114,941)
Less: Net Income from discontinued operations, net of tax	703,834	170,826
Net Loss from continuing operations	(1,527,267)	(285,767)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,085	188,893
Provision for obsolete inventory	27,957	59,796
Provision for loss on accounts and notes receivable	-	(100,000)
Loss (gain) on sale or disposal of property and equipment	(22,392)	1,950
Expense recorded for stock compensation	201,634	131,597
Deferred income taxes	-	100,925
Changes in operating assets and liabilities:
Accounts receivable	197,117	190,420
Refundable income taxes	35,563	170,875
Inventories	676,174	(762,523)
Contract Liabilities	(9,457)	(26,352)
Other current assets	(119,613)	(197,389)
Accounts payable	(184,882)	475,858
Accrued liabilities	140,769	(193,960)
Net cash used in operating activities of continuing operations	(382,312)	(245,677)
Net cash (used in) provided by operating activities of discontinued operations	(39,242)	256,975
Net cash (used in) provided by operating activities	(421,554)	11,298

Cash Flows from Investing Activities
Addition to notes receivable	(49,476)	-
Proceeds received on notes receivable	15,396	15,411
Proceeds from sale or distribution of assets	28,432	600
Purchases of property and equipment	(549,534)	(260,885)
Decrease in other assets	-	10,000
Net cash used in by investing activities of continuing operations	(555,182)	(234,874)
Net cash provided by (used in) investing activities of discontinued operations	1,408,500	(29,475)
Net cash provided by (used in) investing activities	853,318	(264,349)

Net Increase (Decrease) in Cash and Cash Equivalents	431,764	(253,051)

Cash and Cash Equivalents, Beginning of Period	4,717,068	7,587,374

Cash and Cash Equivalents, End of Period	$5,148,832	$7,334,323

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Three Months Ended
	May 31,
	2023	2022
Common Stock
Balance at February 28:	$6,257	$6,186
Equity compensation, restricted stock units and stock options	33	28
Balance at May 31:	6,290	6,214

Additional Paid-in Capital
Balance at February 28:	9,457,875	8,806,930
Equity compensation, restricted stock units and stock options	201,601	131,569
Balance at May 31:	9,659,476	8,938,499

Retained Earnings
Balance at February 28:	4,906,032	10,586,810
Consolidated net income (loss)	(823,433)	(114,941)
Balance at May 31:	4,082,599	10,471,869

Total Stockholders' Equity	$13,748,365	$19,416,582

Common Shares Outstanding
Balance at February 28:	6,257,137	6,186,356
Equity compensation, restricted stock units and stock options	33,027	27,325
Balance at May 31:	6,290,164	6,213,681

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), U-Swirl International, Inc. (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company,” “we,” “us” or “our”).

The Company is an international franchisor, confectionery producer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and produces an extensive line of premium chocolate candies and other confectionery products ("Durango Products"). The Company also sells its candy in select locations outside of its franchised/licensed network of retail stores.

On February 24, 2023 the Company entered into an agreement to sell its three Company-owned U-Swirl locations. Separately, on May 1, 2023, subsequent to the 2023 fiscal year end, the Company entered into an agreement to sell its franchise rights and intangible assets related to U-Swirl and associated brands. As a result, the activities of the Company’s U-Swirl subsidiary that have historically been reported in the U-Swirl segment have been reported as discontinued operations. See Note 16 –Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's discontinued operations, including net sales, operating earnings and total assets by segment. The Company’s financial statements reflect continuing operations only, unless otherwise noted.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of chocolates and other confectionery products.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at May 31, 2023:

	Stores Open at 2/28/2023	Opened	Closed	Stores Open at 5/31/2023	Sold, Not Yet Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	1	-	-	1	-	1
Franchise stores - Domestic stores and kiosks	153	2	(3)	152	5	157
International license stores	4	-	-	4	-	4
Cold Stone Creamery - co-branded	101	1	-	102	-	102
U-Swirl - co-branded	10	1	-	11	-	11
Total	269			270	5	275

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on May 30, 2023. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Subsequent Events

Management evaluated all activity of the Company through the issue date of these consolidated financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our condensed consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The Company adopted ASU 2016-13 effective March 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

Accounts and Notes Receivable, Net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Notes receivable generally reflect the sale of assets. Accounts and notes receivables are stated at the net amount expected to be collected, using an estimate of current expected credit losses to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts and notes receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables and historical collection trends. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	May 31,
	2023	2022
Cash paid (received) for:
Interest	$-	$-
Income taxes	(35,563)	(316,937)
Supplemental disclosure of non‑cash investing activities
Sale of assets in exchange for note receivable	$1,000,000	$-

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with Accounting Standards Codification® (“ASC”) 606, which provides that revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company generally receives a fee associated with its Franchise Agreement or License Agreement (collectively, “Customer Contracts”) at the time that a Customer Contract becomes effective. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract, the Company is obligated to several performance obligations that the Company has not determined are distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

Initial Franchise Fees, License Fees, Transfer Fees and Renewal Fees

Initial franchise services are not distinct from the continuing rights or services offered during the term of a Customer Contract, and are treated as a single performance obligation. Initial franchise fees are recognized as the Company satisfies performance obligations over the term of a Customer Contract, which is generally 10 years.

The following table summarizes contract liabilities as of May 31, 2023 and May 31, 2022:

	Three Months Ended
	May 31:
	2023	2022
Contract liabilities at the beginning of the year:	$943,415	$962,572
Revenue recognized	(44,956)	(53,853)
Contract fees received	35,499	27,500
Contract liabilities at the end of the period:	$933,958	$936,219

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At May 31, 2023, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, were estimated to be the following:

FYE 24	$139,045
FYE 25	148,744
FYE 26	136,026
FYE 27	122,907
FYE 28	95,390
Thereafter	291,846
Total	$933,958

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

Durango Product Sales of Confectionary Items, Retail Sales and Royalty and Marketing Fees

Confectionary items sold to the Company’s franchisees, others and its Company-owned stores sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percentage of sales, are recognized at the time such sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended May 31, 2023

Revenues recognized over time under ASC 606:
	Franchising	Production	Retail	Total

Franchise fees	$44,956	$-	$-	$44,956

Revenues recognized at a point in time:
	Franchising	Production	Retail	Total
Durango Product Sales	-	4,824,075	-	4,824,075
Retail sales	-	-	191,972	191,972
Royalty and marketing fees	1,374,982	-	-	1,374,982
Total	$1,419,938	$4,824,075	$191,972	$6,435,985

Three Months Ended May 31, 2022

Revenues recognized over time under ASC 606:
	Franchising	Production	Retail	Total

Franchise fees	$53,853	$-	$-	$53,853

Revenues recognized at a point in time:
	Franchising	Production	Retail	Total
Durango Product Sales	-	5,157,610	-	5,157,610
Retail sales	-	-	250,410	250,410
Royalty and marketing fees	1,440,325	-	-	1,440,325
Total	$1,494,178	$5,157,610	$250,410	$6,902,198

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – INVENTORIES

Inventories consist of the following inventory at May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023
Ingredients and supplies	$1,939,525	$2,481,510
Finished candy	1,080,050	1,567,887
Reserve for slow moving inventory	(299,014)	(409,617)
Total inventories	$2,720,561	$3,639,780

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2023 and February 28, 2023 consisted of the following:

	May 31, 2023	February 28, 2023
Land	$513,618	$513,618
Building	5,105,086	5,151,886
Machinery and equipment	10,640,450	10,152,211
Furniture and fixtures	514,764	512,172
Leasehold improvements	134,010	134,010
Transportation equipment	392,066	476,376
	17,299,994	16,940,273

Less accumulated depreciation	(11,240,620)	(11,229,534)
Property and equipment, net	$6,059,374	$5,710,739

Depreciation expense related to property and equipment totaled $194,859 and $181,667 during the three months ended May 31, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets at May 31, 2023 and February 28, 2023 consist of the following:

				May 31, 2023		February 28, 2023
	Amortization Period (in years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10			$394,826	$264,040	$394,826	$259,314
Packaging licenses	3	-	5	120,830	120,830	120,830	120,830
Packaging design	10			430,973	430,973	430,973	430,973
Trademark/Non-competition agreements	5	-	20	259,339	131,424	259,339	128,924

Total				1,205,968	947,267	1,205,968	940,041
Goodwill and intangible assets not subject to amortization
Franchising segment-
Company stores goodwill				$360,972		$360,972
Franchising goodwill				97,318		97,318
Production segment-goodwill				97,318		97,318
Trademark				20,000		20,000
Total				575,608		575,608

Total Goodwill and Intangible Assets				$1,781,576	$947,267	$1,781,576	$940,041

Amortization expense related to intangible assets totaled $7,226 and $7,226 during the three months ended May 31, 2023 and 2022, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At May 31, 2023, annual amortization of placed in service intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 24	$20,804
FYE 25	27,405
FYE 26	27,405
FYE 27	27,405
FYE 28	27,405
Thereafter	128,277
Total	$258,701

NOTE 8 – LINE OF CREDIT

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing-based limitations) as of May 31, 2023 (the “Credit Line”). The Credit Line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.45% at May 31, 2023 and 6.92% at February 28, 2023). Additionally, the Credit Line is subject to various financial ratio and leverage covenants. At May 31, 2023, the Company was in compliance with all such covenants. The Credit Line is subject to renewal in September 2023 and the Company believes it is likely to be renewed on terms similar to the current terms.

NOTE 9 - STOCKHOLDERS’ EQUITY

Warrants

In connection with a terminated supplier agreement with a former customer of the Company, the Company issued a warrant (the “Warrant”) to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares vest in annual tranches in varying amounts following each contract year under the terminated supplier agreement, and was subject to, and only upon, achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the terminated supplier agreement. The Warrant expires six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant.

On November 1, 2022, the Company sent a formal notice to the customer terminating the agreement. As of May 31, 2023, no shares of common stock underlying the Warrant had vested and subsequent to the termination by the Company of supplier agreement, the Company has no remaining material obligations under the Warrant.

The Company determined that the grant date fair value of the Warrant was de minimis and did not record any amount in consideration of the warrants. The Company utilized a Monte Carlo model for purposes of determining the grant date fair value.

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units.

The Company recognized $201,634 of stock-based compensation expense during the three months ended May 31, 2023 compared with $131,597 during the three months ended May 31, 2022. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2023 and 2022:

	Three Months Ended
	May 31,
	2023	2022
Outstanding non-vested restricted stock units as of February 28 or 29:	154,131	105,978
Granted	6,338	55,336
Vested	(33,027)	(27,326)
Cancelled/forfeited	(1,000)	-
Outstanding non-vested restricted stock units as of May 31:	126,442	133,988

Weighted average grant date fair value	$4.35	$6.65
Weighted average remaining vesting period (in years)	1.53	2.36

The following table summarizes stock option activity during the three months ended May 31, 2023 and 2022:

	Three Months Ended
	May 31,
	2023	2022
Outstanding stock options as of February 28:	36,144	-
Granted	-	27,668
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding stock options as of May 31:	36,144	27,668

Weighted average exercise price	6.49	6.38
Weighted average remaining contractual term (in years)	9.01	9.95

During the three months ended May 31, 2023, the Company issued 6,338 restricted stock units to Starlette Johnson, a non-employee director, with a grant date fair value of $32,070. This restricted stock unit award vests 25% on the grant date and 25% each quarter thereafter until November 30, 2023.

During the three months ended May 31, 2022, the Company issued 27,668 stock options and 55,336 performance-based restricted stock units, subject to vesting based on the achievement of performance goals. These issuances were made to Robert J. Sarlls, the Company’s Chief Executive Officer, as a part of his incentive compensation package. The stock options were issued with an aggregate grant date fair value of $58,213, or $2.10 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $168,304, or $6.08 per share. The stock options vested with respect to one-third of the shares on the last day of the Company’s fiscal year ending February 28, 2023, and will vest as to remaining shares in equal quarterly increments on the last day of each quarter thereafter. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 28, 2025 if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee of the Company’s Board of Directors has discretion to determine the number of performance-based restricted stock units that will vest based on performance below or above the target performance goal (0-200%).

During the three months ended May 31, 2023, the Company recognized $201,634 of stock-based compensation expense related to outstanding restricted stock units and stock options, compared to $131,597 during the three months ended May 31, 2022. Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. Total unrecognized stock-based compensation expense of non-vested, non-forfeited restricted stock units, as of May 31, 2023, was $450,173, which is expected to be recognized over the weighted average period of 1.53 years.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2023, 960,677 shares of common stock reserved for issuance under warrants and 137,232 shares underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended May 31, 2022, 960,677 shares of common stock reserved for issuance under warrants and 137,082 shares underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company also leases trucking equipment in support of its production operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2023 and 2022, lease expense recognized in the Consolidated Statements of Operations was $155,422 and $190,108, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases for trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of May 31, 2023. The total estimated future minimum lease payments is $2.4 million.

As of May 31, 2023, maturities of lease liabilities for our operating leases were as follows:

FYE 24	$592,956
FYE 25	611,988
FYE 26	514,346
FYE 27	242,558
FYE 28	71,671
Thereafter	390,451
Total	$2,423,970

Less: imputed interest	(187,114)
Present value of lease liabilities:	$2,236,856

Weighted average lease term	5.4

During the three months ended May 31, 2023 and 2022 the Company entered into new representing a future lease liability of $46,250 and $502,894, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreement Payments upon a Change in Control

The Company has entered into employment agreements with certain of our current executives which contain, among other things, "change in control" severance provisions.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Robert J. Sarlls

The employment agreement of Robert J. Sarlls, the Company’s Chief Executive Officer, provides for the following upon “change in control:” if Mr. Sarlls’ employment is involuntarily terminated without cause or if he resigns for good reason on or within 2 years following consummation of a change in control, the cash severance amount (15 months of base salary) which would otherwise be payable on the regular payroll schedule over a 15-month period following separation (if severance were due outside the change in control context) will be accelerated and paid in a lump sum promptly following separation. Mr. Sarlls’ agreement incorporates by reference the change in control definition set forth in Treasury Regulation Section 1.409A-3(i)(5).

A. Allen Arroyo

The employment agreement of A. Allen Arroyo, the Company’s Chief Financial Officer, provides for the following upon “change in control:” If Mr. Arroyo’s employment is involuntarily terminated without cause or if he resigns for good reason on or within 2 years following consummation of a change in control, the cash severance amount (9 months of base salary) which would otherwise be payable on the regular payroll schedule over a 9-month period following separation (if severance were due outside the change in control context) will be accelerated and paid in a lump sum promptly following separation. Mr. Arroyo’s agreement incorporates by reference the change in control definition set forth in Treasury Regulation Section 1.409A-3(i)(5).

Retirement agreement

Gregory L. Pope, Sr.

On May 8, 2023, the Company announced that Gregory L. Pope, Sr., Senior Vice President – Franchise Development, retired effective as of May 3, 2023 (the “Retirement Date”). In connection with his retirement, the Company and Mr. Pope entered into a retirement agreement and general release (the “Retirement Agreement”) that provides (i) Mr. Pope will provide consulting services to the Company, as an independent contractor, until December 31, 2023, for a monthly consulting fee of $22,000, (ii) a retirement bonus of twenty-six equal bi-weekly payments of $12,500 (less tax withholding) payable beginning November 2023, (iii) for accelerated vesting of 8,332 non-vested restricted stock units as of the Retirement Date, (iv) payment of the cost of Mr. Pope’s COBRA premiums for up to 18 months, and (v) reimbursement of Mr. Pope’s legal fees incurred in connection with the Retirement Agreement (not to exceed $7,500). In addition, the Retirement Agreement includes covenants related to cooperation, solicitation and employment, as well as customary release of claims and non-disparagement provisions in favor of the Company, and a non-disparagement provision in favor of Mr. Pope. As of May 31, 2023, the Company had accrued $345,124 of expense associated with the Retirement Agreement.

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of May 31, 2023, the Company contracted for approximately $548,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated.  At May 31, 2023, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 - OPERATING SEGMENTS

The Company classifies its business interests into four reportable segments: Franchising, Production, Retail Stores, and Other, which is the basis upon which the Company’s chief operating decision maker evaluates the Company’s performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended May 31, 2023	Franchising	Production	Retail	Other	Total
Total revenues	$1,420,432	$5,017,053	$191,972	$-	$6,629,457
Intersegment revenues	(494)	(192,978)	-	-	(193,472)
Revenue from external customers	1,419,938	4,824,075	191,972	-	6,435,985
Segment profit (loss)	380,851	47,346	5,606	(1,961,070)	(1,527,267)
Total assets	992,672	9,153,027	434,067	10,219,196	20,798,962
Capital expenditures	-	510,752	2,350	36,432	549,534
Total depreciation & amortization	$7,942	$172,060	$1,490	$20,593	$202,085

Three Months Ended May 31, 2022	Franchising	Production	Retail	Other	Total
Total revenues	$1,495,454	$5,404,278	$250,410	$-	$7,150,142
Intersegment revenues	(1,276)	(246,668)	-	-	(247,944)
Revenue from external customers	1,494,178	5,157,610	250,410	-	6,902,198
Segment profit (loss)	707,096	608,232	(12,232)	(1,618,049)	(314,953)
Total assets	1,201,855	10,751,227	637,637	14,900,872	27,491,591
Capital expenditures	1,182	249,315	317	10,071	260,885
Total depreciation & amortization	$8,919	$161,188	$1,412	$17,374	$188,893

NOTE 14 – CONTESTED SOLICITATION OF PROXIES

Contested Solicitation of Proxies

During the three months ended May 31, 2022, the Company incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three months ended May 31, 2022, the Company incurred approximately $305,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended May 31, 2023. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

NOTE 15 – INCOME TAXES

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

During the fiscal year ended February 28, 2023, the Company incurred a significant loss before income taxes, primarily as a result of substantial costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. Management evaluated recent losses before income taxes and determined that it is no longer more likely than not that our deferred income taxes are fully realized. Because of this determination, the Company reserved for approximately $2.0 million of deferred tax assets. As of May 31, 2023, the Company has a full valuation allowance against its deferred tax assets.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 – DISCONTINUED OPERATIONS

On February 24, 2023 and May 1, 2023, the Company entered into agreements to sell: 1) all operating assets and inventory associated with the Company’s three U-Swirl Company-owned locations, and 2) all franchise rights and intangible assets associated with the franchise operations of U-Swirl, respectively. The May 1, 2023 sale was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated May 1, 2023, by and among the Company, as guarantor, Seller and U Swirl, LLC (“Purchaser”), a related company of Fosters Freeze, Inc., a California corporation. Pursuant to the Asset Purchase Agreement, on the Closing Date, Purchaser paid to Seller $2,757,738, consisting of approximately (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note in the aggregate original principal amount of $1.0 million. As a result of these asset sales, the activities of the Company’s subsidiary, U-Swirl, which were previously recorded to the U-Swirl operating segment are reported as discontinued operations in the Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash flows for all periods presented. The majority of the assets and liabilities of U-Swirl met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the respective statements.

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months ended May 31, 2023 and 2022:

	FOR THE THREE MONTHS ENDED MAY 31,
	2023	2022
Total Revenue	$212,242	$924,374
Cost of sales	-	197,134
Operating Expenses	143,198	558,983
Gain on disposal of assets	(634,790)	-
Other income (expense), net	-	-
Earnings (loss) from discontinued operations before income taxes	703,834	168,257
Income tax provision (benefit)	-	(2,569)
Earnings (loss) from discontinued operations, net of tax	$703,834	$170,826

The following table reflects the summary of assets and liabilities held for sale for U-Swirl as of May 31, 2023 and February 28, 2023, respectively:

	May 31,	February 28,
	2023	2023
Accounts and notes receivable, net	$-	$75,914
Inventory, net	-	6,067
Other	-	1,023
Current assets held for sale	-	83,004

Franchise rights, net	-	1,708,336
Intangible assets, net	-	48,095
Other	-	9,415
Long-term assets held for sale	-	1,765,846
Total Assets Held for Sale	-	1,848,850

Accounts payable	-	125,802
Accrued compensation	-	11,205
Accrued liabilities	-	11,981
Contract liabilities	-	29,951
Current liabilities held for sale	-	178,939

Contract liabilities, less current portion	-	184,142
Long term liabilities held for sale	-	184,142
Total Liabilities Held for Sale	$-	$363,081

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the gain recognized during the three months ended May 31, 2023 related to the sale of assets on May 1, 2023, as described above:

Cash proceeds from the sale of assets	$1,748,500
Accounts receivable	9,238
Notes receivable	1,000,000

Total consideration received	2,757,738

Assets and liabilities transferred
Franchise rights	1,703,325
Inventory	6,067
Liabilities	(229,431)

Net assets transferred	1,479,961

Costs associated with the sale of assets	642,987

Gain on disposal of assets	$634,790

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is qualified by reference and should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on 10-K, filed with the SEC on May 30, 2023, for the fiscal year ended February 28, 2023.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report for certain information concerning forward-looking statements.

Overview

We are an international franchisor, confectionery producer, and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate candies and other confectionery products ("Durango Products"). Our revenues and profitability are derived principally from our franchised/licensed network of retail stores that feature chocolate and other confectionary products. We also sell our candy outside of our system of retail stores. As of May 31, 2023, there was one Company-owned, 113 licensee-owned and 156 franchised Rocky Mountain Chocolate Factory stores operating in 37 U.S. states, Panama, and the Philippines.

Labor and Supply Chain

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue to experience higher raw material, labor, and freight costs. For additional information, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

Contested Solicitation of Proxies

During the three months ended May 31, 2022, we incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three months ended May 31, 2022, we incurred approximately $305,000 of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three months ended May 31, 2023. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Results of Operations

Three Months Ended May 31, 2023 Compared to the Three Months Ended May 31, 2023

Results Summary

Basic loss per share from continuing operations increased from $(0.05) per share for the three months ended May 31, 2022 to a loss of $(0.24) per share for the three months ended May 31, 2023. Revenues decreased 6.8% from $6.9 million for the three months ended May 31, 2022 to $6.4 million for the three months ended May 31, 2023. Loss from continuing operations increased from $318,000 for the three months ended May 31, 2022 to a loss from continuing operations of $1.5 million for the three months ended May 31, 2023. Net loss from continuing operations increased from $286,000 for the three months ended May 31, 2022 to a net loss of $1.5 million for the three months ended May 31, 2023.

Revenues

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2023	2022	Change	Change
Durango Product sales	$4,824.1	$5,157.6	$(333.5)	(6.5)%
Retail sales	192.0	250.4	(58.4)	(23.3)%
Franchise fees	44.9	53.9	(9.0)	(16.7)%
Royalty and marketing fees	1,375.0	1,440.3	(65.3)	(4.5)%
Total	$6,436.0	$6,902.2	$(466.2)	(6.8)%

Durango Product Sales

The decrease in Durango Product sales for the three months ended May 31, 2023, compared to the three months ended May 31, 2022, was primarily due to a 47.9%, or $210,000, net decrease in shipments of product to customers outside our network of franchised retail stores due primarily to the planned termination of a customer relationship and a 2.6%, or $124,000, decrease in sales of product to our network of franchised and licensed retail stores. The decrease in sales of product to our network of franchised and licensed retail stores was primarily the result of a higher sale price offset by lower same-store pounds purchased. Same-store pounds purchased by our domestic franchise and licensed network decreased 10.8% during the three months ended May 31, 2023, as compared to the three months ended May 31, 2022.

Retail Sales

Retail sales at Company-owned stores declined 23.3% during the three months ended May 31, 2023 compared to the three months ended May 31, 2022. This decrease was the result of the sale of a Company-owned store in the prior year (resulting in only one remaining Company-owned store). Retail sales at our remaining Company-owned store increased 15.7% during the three months ended May 31, 2023 compared to the three months ended May 31, 2022.

Royalty, Marketing Fees and Franchise Fees

The decrease in royalty and marketing fees for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 was primarily due to a decrease in same-store sales. Same store sales through our domestic franchise network decreased 2.7% during the three months ended May 31, 2023 when compared to the three months ended May 31, 2022.

The decrease in franchise fees was primarily the result of a store closure and the acceleration of unrecognized franchise fee revenue during the three months ended May 31, 2022 compared to the three months ended May 31, 2023.

Costs and Expenses

Cost of Sales

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Cost of sales - Durango Product	$4,679.4	$4,427.7	$251.7	5.7%
Cost of sales - retail	79.1	98.6	(19.5)	(19.8)%
Franchise costs	679.5	419.1	260.4	62.1%
Sales and marketing	472.9	481.0	(8.1)	(1.7)%
General and administrative	1,931.9	1,605.9	326.0	20.3%
Retail operating	103.0	158.3	(55.3)	(34.9)%
Total	$7,945.8	$7,190.6	$755.2	10.5%

Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	$144.7	$729.9	$(585.2)	(80.2)%
Retail gross margin	112.9	151.8	(38.9)	(25.6)%
Total	$257.6	$881.7	$(624.1)	(70.8)%

	Three Months Ended
	May 31,		%	%
	2023	2022	Change	Change
(Percent)
Durango Productgross margin	3.0%	14.2%	(11.2)%	(78.9)%
Retail gross margin	58.8%	60.6%	(1.8)%	(3.0)%
Total	5.1%	16.3%	(11.2)%	(68.7)%

Adjusted Gross Margin

	Three Months Ended
	May 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Productgross margin	$144.7	$729.9	$(585.2)	(80.2)%
Plus: depreciation and amortization	170.9	159.7	11.2	7.0%
Durango Product adjusted gross margin (non-GAAP measure)	315.6	889.6	(574.0)	(64.5)%
Retail gross margin	112.9	151.8	(38.9)	(25.6)%
Total Adjusted Gross Margin (non-GAAP measure)	$428.5	$1,041.4	$(612.9)	(58.9)%

Durango Product adjusted gross margin (non-GAAP measure)	6.5%	17.2%	(10.7)%	(62.2)%
Retail gross margin	58.8%	60.6%	(1.8)%	(3.0)%
Total Adjusted Gross Margin (non-GAAP measure)	8.5%	19.3%	(10.8)%	(56.0)%

Non-GAAP Measures

In addition to the results provided in accordance with GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP. Adjusted gross margin and Durango Product adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our Durango Product adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Durango Product adjusted gross margin is equal to Durango Product gross margin plus depreciation and amortization expense. We believe adjusted gross margin and Durango Product adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, Durango Product gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and Durango Product adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and Durango Product adjusted gross margin rather than gross margin and Durango Product gross margin to make incremental pricing decisions. Adjusted gross margin and Durango Product adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and Durango Product adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and factory gross margin.

Cost of Sales and Gross Margin

Durango Product gross margins decreased to 3.0% in the three months ended May 31, 2023 compared to 14.2% during the three months ended May 31, 2022, due primarily to a 37.2% decrease in production volume, a 25.4% increase in overhead costs and an increase in costs from wage and material inflation realized in the three months ended May 31, 2023 compared to the three months ended May 31, 2022, partially offset by an increase in product prices that became effective on May 1, 2022.

Retail gross margins decreased from 60.6% during the three months ended May 31, 2022 to 58.8% during the three months ended May 31, 2023. The decrease in retail gross margins was primarily the result of an increase in costs of raw materials and a change in product mix resulting from the sale of a Company-owned location in the prior year.

Franchise Costs

The increase in franchise costs in the three months ended May 31, 2023 compared to the three months ended May 31, 2022 was due primarily to an increase in professional fees, an increase in stock compensation expense and an increase in travel expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 47.9% in the three months ended May 31, 2023 from 28.0% in the three months ended May 31, 2022. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of lower royalty revenues and higher franchise costs during the three months ended May 31, 2023.

Sales and Marketing

The decrease in sales and marketing costs for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 was primarily due to lower compensation expense, mostly offset by an increase in travel costs.

General and Administrative

The increase in general and administrative costs for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 was due primarily to an increase in compensation expense partially offset by lower professional fees related primarily to costs associated with the contested solicitation of proxies and costs associated with the hiring of a new CEO in the three months ended May 31, 2022. As a percentage of total revenues, general and administrative expenses increased to 30.0% in the three months ended May 31, 2023 compared to 23.3% in the three months ended May 31, 2022.

Retail Operating Expenses

The decrease in retail operating expenses for the three months ended May 31, 2023 compared to the three months ended May 31, 2022 was primarily the result of the sale of a Company-owned store in the prior year.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $31,000 in the three months ended May 31, 2023, an increase of 7.0% from $29,000 incurred in the three months ended May 31, 2022. This increase was the result of the placement of new assets in service. Depreciation and amortization included in cost of sales increased 7.0% from $160,000 in the three months ended May 31, 2022 to $171,000 in the three months ended May 31, 2023. This increase was the result of investment in equipment.

Other Income

Net interest income was $20,000 in the three months ended May 31, 2023 compared to net interest income of $2,600 during the three months ended May 31, 2022. This increase was primarily the result of an increase in interest income on cash balances.

Income Tax Expense

During the three months ended May 31, 2023, we did not incur any income tax benefit on a loss before income taxes of $1.5 million. This was the result of recording a full reserve on our deferred income tax asset. Our effective income tax rate for the three months ended May 31, 2022, was 9.3%. See Note 15 to the financial statements for a description of income taxes, deferred tax assets, and associated reserves.

Liquidity and Capital Resources

As of May 31, 2023, working capital was $5.7 million, as compared to $6.2 million as of February 28, 2023. The decrease in working capital was primarily due to operating activities.

Cash and cash equivalent balances increased $400,000 from $4.7 million as of February 28, 2023 to $5.1 million as of May 31, 2023. This increase in cash and cash equivalents was primarily due to proceeds from the sale of U-Swirl assets mostly offset by operating results and the purchase of property and equipment. Our current ratio was 2.2 to 1 at May 31, 2023 and February 28, 2023. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2023, operating activities used cash of $421,554, primarily the result of operating results offset by a decrease in inventory of $676,174, depreciation and amortization of $202,085 and stock compensation expense of $201,634, partially offset by a decrease in accounts payable of $184,882. During the three months ended May 31, 2022, operating activities provided cash of $11,298, primarily the result of operating results plus an increase in accounts payable of $475,858, a decrease in refundable income taxes of $170,875, and depreciation and amortization of $188,893, partially offset by an increase of inventory of $762,523.

For the three months ended May 31, 2023, investing activities provided cash of $853,315, primarily due to cash provided by discontinued operation (the result of the sale of U-Swirl assets) of $1,408,500 partially offset by the purchases of property and equipment of $549,534. In comparison, investing activities used cash of $264,349 during the three months ended May 31, 2022, primarily due to the purchases of property and equipment of $290,360.

There were no cash flows from financing activities during the three months ended May 31, 2023 and 2022.

Off-Balance Sheet Arrangements

As of May 31, 2023, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of May 31, 2023, we had purchase obligations of approximately $548,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2023, due to the material weaknesses in our internal controls over financial reporting described below. Management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2023, due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in accordance with GAAP. Management concluded that we lack a sufficient number of trained professionals with technical accounting expertise to process and account for complex and non-routine transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weakness identified above, management has concluded that our consolidated financial statements included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with GAAP for each of the periods presented therein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the three months ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any pending legal actions that would, if determined adversely to us, have a material adverse effect on our business and operations.

We may, from time to time, become involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations, and financial condition.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on May 30, 2023. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Asset Purchase Agreement, dated May 1, 2023 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 4, 2023).

10.1

Indemnification Agreement between Rocky Mountain Chocolate Factory, Inc. and Starlette B. Johnson dated March 8, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2023).

10.2	Secured Promissory Note, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2023).

10.3	Security Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 4, 2023).

10.4	Pledge Agreement, dated May 1, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 4, 2023).

10.5

Retirement Agreement and General Release, by and between Rocky Mountain Chocolate Factory, Inc., and Gregory L. Pope, dated May 3, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	* Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it’s XBRL (1))

101.SCH	* Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	* Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	* Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	* Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	* Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	* Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

(Registrant)

Date: July 14, 2023	/s/ A. Allen Arroyo
A. Allen Arroyo, Chief Financial Officer