Form 10-Q
period 2023-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2023-10-16
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

On October 10, 2023, the registrant had outstanding 6,302,185 shares of its common stock, $0.001 par value per share.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. The statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements expressing general views about future operating results – are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer and retail trends, costs and availability of raw materials, competition, and the success of our co-branding strategy and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 30, 2023, as updated by this Quarterly Report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Revenues
Sales	$5,015,993	$5,071,393	$10,032,040	$10,479,413
Franchise and royalty fees	1,541,886	1,485,963	2,961,824	2,980,141
Total Revenue	6,557,879	6,557,356	12,993,864	13,459,554

Costs and Expenses
Cost of sales	4,632,391	3,889,587	9,390,885	8,415,908
Franchise costs	613,409	448,732	1,292,982	867,816
Sales and marketing	442,245	427,850	915,136	908,909
General and administrative	1,687,142	4,036,788	3,619,045	5,642,655
Retail operating	161,783	151,145	264,764	309,419
Depreciation and amortization, exclusive of depreciation and amortization expense of $182,731, $160,767, $353,587 and $320,472, respectively, included in cost of sales	31,638	28,757	62,867	57,944
Total costs and expenses	7,568,608	8,982,859	15,545,679	16,202,651
Loss from Operations	(1,010,729)	(2,425,503)	(2,551,815)	(2,743,097)
Other Income
Interest Expense	(6,258)	-	(12,517)
Interest Income	17,690	3,857	37,768	6,498
Other income, net	11,432	3,857	25,251	6,498
Loss Before Income Taxes	(999,297)	(2,421,646)	(2,526,564)	(2,736,599)
Income Tax Provision	-	730,845	-	701,659
Net Income (Loss) from Continuing Operations	$(999,297)	$(3,152,491)	$(2,526,564)	$(3,438,258)
Discontinued Operations
Earnings (loss) from discontinued operations, net of tax	-	(488,695)	69,044	(317,869)
Gain on disposal of discontinued operations, net of tax	-	-	634,790	-
Earnings (loss) from discontinued operations, net of tax	-	(488,695)	703,834	(317,869)
Consolidated Net Loss	$(999,297)	$(3,641,186)	$(1,822,730)	$(3,756,127)

Basic Earnings (Loss) per Common Share
Loss from continuing operations	$(0.16)	$(0.51)	$(0.40)	$(0.55)
Earnings (loss) from discontinued operations	-	(0.08)	0.11	(0.05)
Net loss	$(0.16)	$(0.59)	$(0.29)	$(0.60)

Diluted Earnings (Loss) per Common Share
Loss from continuing operations	$(0.16)	$(0.51)	$(0.40)	$(0.55)
Earnings (loss) from discontinued operations	-	(0.08)	0.11	(0.05)
Net loss	$(0.16)	$(0.59)	$(0.29)	$(0.60)
Weighted Average Common Shares Outstanding - Basic	6,293,078	6,215,186	6,284,846	6,211,815
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	6,293,078	6,215,186	6,284,846	6,211,815

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2023	2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,984,607	$4,717,068
Accounts receivable, less allowance for doubtful accounts of $589,460 and $666,315, respectively	1,962,317	2,055,694
Notes receivable, current portion, less current portion of the valuation allowance of $42,504 and $35,173, respectively	173,086	23,698
Refundable income taxes	314,987	344,885
Inventories	3,232,587	3,639,780
Other	434,225	340,847
Current assets held for sale	-	83,004
Total current assets	10,101,809	11,204,976

Property and Equipment, Net	6,488,430	5,710,739

Other Assets
Notes receivable, less current portion and valuation allowance of $31,447 and $38,778, respectively	1,009,087	94,076
Goodwill, net	575,608	575,608
Intangible assets, net	251,600	265,927
Lease right of use asset	2,054,084	2,355,601
Other	54,006	14,054
Long-term assets held for sale	-	1,765,846
Total other assets	3,944,385	5,071,112

Total Assets	$20,534,624	$21,986,827

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,405,746	$2,189,760
Accrued salaries and wages	1,445,223	978,606
Gift card liabilities	570,276	592,932
Other accrued expenses	283,207	162,346
Contract liabilities	159,209	161,137
Lease liability	717,858	746,506
Current liabilities held for sale	-	178,939
Total current liabilities	5,581,519	5,010,226

Lease Liability, Less Current Portion	1,339,798	1,640,017
Contract Liabilities, Less Current Portion	741,290	782,278
Long-term liabilities - held for sale	-	184,142
Commitments and Contingencies

Stockholders' Equity

Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,299,825 shares and 6,257,137 shares issued and outstanding, respectively	6,300	6,257
Additional paid-in capital	9,782,415	9,457,875
Retained earnings	3,083,302	4,906,032

Total stockholders' equity	12,872,017	14,370,164

Total Liabilities and Stockholders' Equity	$20,534,624	$21,986,827

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	August 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(1,822,730)	$(3,756,127)
Less: Net Income (loss) from discontinued operations, net of tax	703,834	(317,869)
Net Loss from continuing operations	(2,526,564)	(3,438,258)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416,454	378,416
Provision for obsolete inventory	47,504	32,862
Provision for loss on accounts and notes receivable	-	(127,000)
Loss (gain) on sale or disposal of property and equipment	(40,221)	3,571
Expense recorded for stock compensation	324,583	280,637
Deferred income taxes	-	722,163
Changes in operating assets and liabilities:
Accounts receivable	54,206	160,770
Refundable income taxes	29,898	304,779
Inventories	375,045	(2,078,673)
Contract Liabilities	(42,916)	6,245
Other current assets	(92,355)	(148,661)
Accounts payable	(16,097)	2,165,022
Accrued liabilities	543,167	(389,800)
Net cash used in operating activities of continuing operations	(927,296)	(2,127,927)
Net cash (used in) provided by operating activities of discontinued operations	(39,242)	543,234
Net cash used in operating activities	(966,538)	(1,584,693)

Cash Flows From Investing Activities
Addition to notes receivable	(49,476)	(54,543)
Proceeds received on notes receivable	35,949	31,015
Proceeds from sale or distribution of assets	112,131	1,529
Purchases of property and equipment	(1,251,728)	(554,332)
Decrease (increase) in other assets	(30,537)	10,000
Net cash used in by investing activities of continuing operations	(1,183,661)	(566,331)
Net cash provided by (used in) investing activities of discontinued operations	1,417,738	(32,547)
Net cash provided by (used in) investing activities	234,077	(598,878)

Net Decrease in Cash and Cash Equivalents	(732,461)	(2,183,571)

Cash and Cash Equivalents, Beginning of Period	4,717,068	7,587,374

Cash and Cash Equivalents, End of Period	$3,984,607	$5,403,803

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of May 31, 2022	6,213,681	$6,214	$8,938,499	$10,471,869	$19,416,582
Consolidated net loss				(3,641,186)	(3,641,186)
Issuance of common stock, vesting of restricted stock units and other	9,553	9	(10)		(1)
Equity compensation, restricted stock units and stock options			149,041		149,041
Balance as of August 31, 2022	6,223,234	$6,223	$9,087,530	$6,830,683	$15,924,436

Balance as of February 28, 2022	6,186,356	6,186	$8,806,930	$10,586,810	$19,399,926
Consolidated net loss				(3,756,127)	(3,756,127)
Issuance of common stock, vesting of restricted stock units and other	36,878	37	(37)		-
Equity compensation, restricted stock units and stock options			280,637		280,637
Balance as of August 31, 2022	6,223,234	$6,223	$9,087,530	$6,830,683	$15,924,436

Balance as of May 31, 2023	6,290,164	$6,290	$9,659,476	$4,082,599	$13,748,365
Consolidated net loss				(999,297)	(999,297)
Issuance of common stock, vesting of restricted stock units and other	9,661	10	(10)		-
Equity compensation, restricted stock units and stock options			122,949		122,949
Balance as of August 31, 2023	6,299,825	$6,300	$9,782,415	$3,083,302	$12,872,017

Balance as of February 28, 2023	6,257,137	6,257	$9,457,875	$4,906,032	$14,370,164
Consolidated net loss				(1,822,730)	(1,822,730)
Issuance of common stock, vesting of restricted stock units and other	42,688	43	(43)		-
Equity compensation, restricted stock units and stock options			324,583		324,583
Balance as of August 31, 2023	6,299,825	$6,300	$9,782,415	$3,083,302	$12,872,017

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

The Company is an international franchisor, confectionery producer, and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and produces an extensive line of premium chocolates and other confectionery products (“Durango Products”). The Company also sells its candy in select locations outside of its franchised/licensed network of retail stores.

On February 24, 2023, the Company entered into an agreement to sell its three Company-owned U-Swirl locations. Separately, on May 1, 2023, after the 2023 fiscal year end, the Company entered into an agreement to sell its franchise rights and intangible assets related to U-Swirl and associated brands. As a result, the activities of the Company’s U-Swirl subsidiary that have historically been reported in the U-Swirl segment have been reported as discontinued operations. See Note 16 –Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's discontinued operations, including net sales, operating earnings, and total assets by segment. The Company’s financial statements reflect continuing operations only, unless otherwise noted.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of premium chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; and sales at Company-owned stores of premium chocolates and other confectionery products including gourmet caramel apples.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate brand at August 31, 2023:

	Stores Open at 2/28/2023	Opened	Closed	Sold	Stores Open at 8/31/2023	Sold, Not Yet Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	1	1	-	-	2	-	2
Franchise stores - Domestic stores and kiosks	153	3	(5)	(1)	150	4	154
International license stores	4	-	-	-	4	-	4
Co-branded stores	111	3	(1)	-	113	-	113
Total	269				269	4	273

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended August 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2023, filed with the SEC on May 30, 2023. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Subsequent Events

On September 28, 2023, the Company renewed its Line of Credit with Wells Fargo Bank, NA under comparable terms to the Line of Credit that was set to expire on September 30, 2023, however, the maximum amount available for borrowing under the credit line was reduced from $5 million to $4 million. See Note 8 to these financial statements for a description of the Line of Credit.

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

Related Party Transactions

On December 14, 2022 the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”), by and among the Company, Bradley L. Radoff, an individual (“Radoff”), Andrew T. Berger, an individual, AB Value Partners, LP (“AB Value Partners”), AB Value Management LLC (“AB Value Management” and, together with AB Value Partners, “AB Value” and, together with Radoff, “ABV-Radoff”), and Mary Bradley, an individual, pertaining to, among other things, the dismissal of all pending lawsuits between the parties.

Pursuant to the Settlement Agreement, the Company and ABV-Radoff agreed to a “Standstill Period” commencing on the effective date of the agreement and ending on the date that is forty-five (45) days prior to the beginning of the Company’s advance notice period for the nomination of directors at the Company’s 2025 annual meeting of stockholders. During the Standstill Period, ABV-Radoff agreed, subject to certain exceptions, other than in Rule 144 open market broker sale transactions where the identity of the purchaser is not known and in underwritten widely dispersed public offerings, not to sell, offer, or agree to sell directly or indirectly, through swap or hedging transactions or otherwise, the securities of the Company or any rights decoupled from the underlying securities of the Company held by ABV-Radoff to any person or entity other than the Company or an affiliate of ABV-Radoff (a “Third Party”) that, to the ABV-Radoff’s knowledge would result in such Third Party, together with its Affiliates and Associates (as such terms are defined in the Settlement Agreement), owning, controlling, or otherwise having beneficial ownership or other ownership interest in the aggregate of more than 4.9% of the Company’s common stock outstanding at such time, or would increase the beneficial ownership or other ownership interest of any Third Party who, together with its Affiliates and Associates, has a beneficial ownership or other ownership interest in the aggregate of more than 4.9% of the shares Common Stock outstanding at such time (such restrictions collectively, the “Lock-Up Restriction”).

On August 3, 2023, the Board of Directors of the Company authorized and approved the Company to issue a limited waiver (the “Limited Waiver”) of the Lock-Up Restriction with regard to a sale by ABV-Radoff of up to 200,000 shares of Common Stock to Global Value Investment Corp. (“GVIC”) to be consummated by August 7, 2023. Jeffrey Geygan, the Company’s Chairman of the Board, is the chief executive officer and a principal of GVIC. Other than as waived by the Limited Waiver, the Settlement Agreement remains in full force and effect and the rights and obligations under the Settlement Agreement of each of the parties remain unchanged.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	August 31,
	2023	2022
Cash paid (received) for:
Interest	$-	$-
Income taxes	(29,988)	(304,779)
Supplemental disclosure of non‑cash investing activities
Sale of assets in exchange for note receivable	$1,000,000	$-

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes contract liabilities as of August 31, 2023 and August 31, 2022:

	Six Months Ended
	August 31:
	2023	2022
Contract liabilities at the beginning of the year:	$943,415	$962,572
Revenue recognized	(85,915)	(98,755)
Contract fees received	42,999	104,999
Contract liabilities at the end of the period:	$900,499	$968,816

At August 31, 2023, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 24	$81,642
FYE 25	149,494
FYE 26	136,776
FYE 27	123,657
FYE 28	96,139
Thereafter	312,791
Total	$900,499

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. Under the guidance of ASC 606 the Company recognizes breakage from gift cards when the gift card is redeemed by the customer, or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns.

Durango Product Sales of Confectionary Items, Retail Sales and Royalty and Marketing Fees

Confectionary items sold to the Company’s franchisees, others and its Company-owned stores sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of our franchisees’ sales, are recognized at the time the sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended August 31, 2023

 Revenues recognized over time under ASC 606:

	Franchising	Production	Retail	Total

Franchise fees	$40,959	$-	$-	$40,959

Revenues recognized at a point in time:

	Franchising	Production	Retail	Total
Durango Product sales	-	4,707,149	-	4,707,149
Retail sales	-	-	308,844	308,844
Royalty and marketing fees	1,500,927	-	-	1,500,927
Total	$1,541,886	$4,707,149	$308,844	$6,557,879

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended August 31, 2022

Revenues recognized over time under ASC 606:

	Franchising	Production	Retail	Total

Franchise fees	$44,902	$-	$-	$44,902

Revenues recognized at a point in time:

	Franchising	Production	Retail	Total
Factory sales	-	4,808,200	-	4,808,200
Retail sales	-	-	263,193	263,193
Royalty and marketing fees	1,441,061	-	-	1,441,061
Total	$1,485,963	$4,808,200	$263,193	$6,557,356

Six Months Ended August 31, 2023

Revenues recognized over time under ASC 606:

	Franchising	Production	Retail	Total

Franchise fees	$85,915	$-	$-	$85,915

Revenues recognized at a point in time:

	Franchising	Production	Retail	Total
Durango Product sales	-	9,531,224	-	9,531,224
Retail sales	-	-	500,816	500,816
Royalty and marketing fees	2,875,909	-	-	2,875,909
Total	$2,961,824	$9,531,224	$500,816	$12,993,864

Six Months Ended August 31, 2022

Revenues recognized over time under ASC 606:

	Franchising	Production	Retail	Total

Franchise fees	$98,755	$-	$-	$98,755

Revenues recognized at a point in time:

	Franchising	Production	Retail	Total
Factory sales	-	9,965,810	-	9,965,810
Retail sales	-	-	513,603	513,603
Royalty and marketing fees	2,881,386	-	-	2,881,386
Total	$2,980,141	$9,965,810	$513,603	$13,459,554

NOTE 5 – INVENTORIES

Inventories consist of the following:

	August 31, 2023	February 28, 2023
Ingredients and supplies	$2,151,108	$2,481,510
Finished candy	1,365,409	1,567,887
Reserve for slow moving inventory	(283,930)	(409,617)
Total inventories	$3,232,587	$3,639,780

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	August 31, 2023	February 28, 2023
Land	$513,618	$513,618
Building	5,108,950	5,151,886
Machinery and equipment	10,884,260	10,152,211
Furniture and fixtures	506,587	512,172
Leasehold improvements	132,027	134,010
Transportation equipment	319,145	476,376
	17,464,587	16,940,273

Less accumulated depreciation	(10,976,157)	(11,229,534)
Property and equipment, net	$6,488,430	$5,710,739

Depreciation expense related to property and equipment totaled $207,268 and $402,127 during the three and six months ended August 31, 2023 compared to $182,298 and $363,964 during the three and six months ended August 31, 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

August 31, 2023	February 28, 2023
Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	$394,826	$268,641	$394,826	$259,314
Trademark/Non-competition agreements	5	-	20	259,339	133,924	259,339	128,924
Total	654,165	402,565	654,165	388,238
Goodwill and intangible assets not subject to amortization
Franchising segment-
Company stores goodwill	$360,972	$360,972
Franchising goodwill	97,318	97,318
Manufacturing segment-goodwill	97,318	97,318
Trademark	20,000	20,000
Total	575,608	575,608

Total Goodwill and Intangible Assets	$1,229,773	$402,565	$1,229,773	$388,238

Amortization expense related to intangible assets totaled $7,101 and $14,327 during the three and six months ended August 31, 2023 compared to $7,226 and $14,452 during the three and six months ended August 31, 2022, respectively.

At August 31, 2023, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 24	$13,702
FYE 25	27,405
FYE 26	27,405
FYE 27	27,405
FYE 28	27,405
Thereafter	128,278
Total	$251,600

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

Revolving Credit Line

The Company has a $5.0 million credit line for general corporate and working capital purposes, of which $5.0 million was available for borrowing (subject to certain borrowing-based limitations) as of August 31, 2023 (the “Credit Line”). The Credit Line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.68% at August 31, 2023 and 6.92% at February 28, 2023). Additionally, the Credit Line is subject to various financial ratio and leverage covenants. At August 31, 2023, the Company was in compliance with all such covenants. Subsequent to the date of these financial statements, on September 28, 2023, the Company renewed the Credit Line under comparable terms, however, the maximum amount available for borrowing under the credit line was reduced from $5 million to $4 million.

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants

In connection with a terminated supplier agreement with a former customer of the Company, the Company issued a warrant (the “Warrant”) to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share. The Warrant Shares were to vest in annual tranches in varying amounts following each contract year under the terminated supplier agreement, and was subject to, and only upon, achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the terminated supplier agreement. The Warrant was to expire six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant.

On November 1, 2022, the Company sent a formal notice to the customer terminating the agreement. As of August 31, 2023, no Warrant Shares had vested and, subsequent to the termination by the Company of supplier agreement, the Company has no remaining material obligations under the Warrant.

The Company determined that the grant date fair value of the Warrant was de minimis and did not record any amount in consideration of the warrants. The Company utilized a Monte Carlo model for purposes of determining the grant date fair value.

Stock-Based Compensation

Under the Company’s 2007 Equity Incentive Plan, as amended and restated (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock, and restricted stock units.

The Company recognized $122,949 and $324,583 of stock-based compensation expense during the three and six months ended August 31, 2023 compared with $149,040 and $280,637 during the three and six months ended August 31, 2022, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the six months ended August 31, 2023 and 2022:

	Six Months Ended
	August 31,
	2023	2022
Outstanding non-vested restricted stock units as of February 28:	154,131	105,978
Granted	137,554	94,892
Vested	(42,688)	(36,879)
Cancelled/forfeited	(1,558)	(800)
Outstanding non-vested restricted stock units as of August 31:	247,439	163,191

Weighted average grant date fair value	$4.98	$5.69
Weighted average remaining vesting period (in years)	2.06	2.30

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity during the six months ended August 31, 2023 and 2022:

	Six Months Ended
	August 31,
	2023	2022
Outstanding stock options as of February 28:	36,144	-
Granted	-	36,144
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding stock options as of August 31:	36,144	36,144

Weighted average exercise price	6.49	6.49
Weighted average remaining contractual term (in years)	8.76	9.76

During the six months ended August 31, 2023, the Company issued 6,338 restricted stock units to Starlette Johnson, a non-employee director, with a grant date fair value of $32,070. This restricted stock unit award vests 25% on the grant date and 25% each quarter thereafter until November 30, 2023.

During the six months ended August 31, 2023, the Company issued up to 82,953 restricted stock units subject to vesting based on the achievement of company performance goals and 48,263 restricted stock units that vest over time. These issuances were made to the Robert Sarlls, the Company’s Chief Executive Officer, Allen Arroyo, the Company’s Chief Financial Officer, and Andrew Ford, the Company’s Vice President – Sales and Marketing. These restricted stock units were issued with an aggregate grant date fair value of $750,556, or $5.72 per share, based upon a maximum issuance of 131,216 shares. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2026 with respect to the target number of performance-based restricted stock units if the Company achieves metrics related to return on equity, omni-channel gross margin, average unit volume, and social media engagement lifetime value during the performance period, subject to continued service through the end of the performance period. The performance-based restricted stock units may vest from 75% to 110% of target units based upon actual performance. The time-based restricted stock units vest 33% annually on the anniversary date of the award until August 11, 2026.

During the six months ended August 31, 2022, the Company issued 36,144 stock options and issued up to 94,892 performance-based restricted stock units subject to vesting based on the achievement of performance goals. These issuances were made to the Messrs. Sarlls and Arroyo as a part of each of their incentive compensation structure . The stock options were issued with an aggregate grant date fair value of $77,267 or $2.14 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $298,582 or $6.29 per share, based upon a target issuance of 47,446 shares. The stock options granted vest with respect to one-third of the shares on the last day of the Company’s current fiscal year ending February 28, 2023, and vest as to remaining shares in equal quarterly increments on the last day of each quarter until the final vesting on February 28, 2025. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of performance-based restricted stock units if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee of the Board of Directors has discretion to determine the number of performance-based restricted stock units between 0-200% of the target number that will vest based on achievement of performance below or above the target performance goal.

The Company recognized $122,949 and $324,583 of stock-based compensation expense during the three- and six-month periods ended August 31, 2023, respectively, compared to $149,040 and $280,637 during the three and six month periods ended August 31, 2022, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. During the six-month periods ended August 31, 2023 and 2022, 42,688 and 36,879, respectively, restricted stock units vested and were issued as common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units and stock options granted as of August 31, 2023 was $598,138, which is expected to be recognized over the weighted-average period of 1.83 years. Total unrecognized compensation expense of non-forfeited, performance vesting, restricted stock units as of August 31, 2023 was $431,357, which is expected to be recognized over the weighted-average period of 2.50 years.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2023, 960,677 shares of common stock reserved for issuance under warrants and 151,466 shares of common stock reserved for issuance under unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended August 31, 2022, 960,677 shares of common stock reserved for issuance under warrants and 109,251 shares of common stock underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company also leases trucking equipment and warehouse space in support of its production operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2023 and 2022, lease expense recognized in the Consolidated Statements of Income was $310,861 and $276,722, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the Right of Use Asset and Lease Liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the Asset and Liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.4% as of August 31, 2023. The total estimated future minimum lease payments is $2.2 million.

As of August 31, 2023, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 24	$395,099
FYE 25	611,988
FYE 26	514,346
FYE 27	242,558
FYE 28	71,671
Thereafter	390,450
Total	$2,226,112

Less: imputed interest	(168,456)
Present value of lease liabilities:	$2,057,656

Weighted average lease term	5.4

During the six months ended August 31, 2023 and 2022, the Company entered into new lease agreements representing a future lease liability of $46,250 and $1,472,667, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreement Payments upon a Change in Control

The Company has entered into employment agreements with certain of our current executives which contain, among other things, "change in control" severance provisions.

Robert J. Sarlls

The employment agreement of Robert J. Sarlls, the Company’s Chief Executive Officer, provides for the following upon “change in control:” if Mr. Sarlls’ employment is involuntarily terminated without cause or if he resigns for good reason on or within 2 years following consummation of a change in control, a cash severance amount (15 months of base salary) which would otherwise be payable on the regular payroll schedule over a 15-month period following separation (if severance were due outside the change in control context) will be accelerated and paid in a lump sum promptly following separation. Mr. Sarlls’ agreement incorporates by reference the change in control definition set forth in Treasury Regulation Section 1.409A-3(i)(5).

A. Allen Arroyo

The employment agreement of A. Allen Arroyo, the Company’s Chief Financial Officer, provides for the following upon “change in control:” If Mr. Arroyo’s employment is involuntarily terminated without cause or if he resigns for good reason on or within 2 years following consummation of a change in control, a cash severance amount (9 months of base salary) which would otherwise be payable on the regular payroll schedule over a 9-month period following separation (if severance were due outside the change in control context) will be accelerated and paid in a lump sum promptly following separation. Mr. Arroyo’s agreement incorporates by reference the change in control definition set forth in Treasury Regulation Section 1.409A-3(i)(5).

Retirement Agreement

Gregory L. Pope, Sr.

On May 8, 2023, the Company announced that Gregory L. Pope, Sr., Senior Vice President – Franchise Development, retired effective as of May 3, 2023 (the “Retirement Date”). In connection with his retirement, the Company and Mr. Pope entered into a retirement agreement and general release (the “Retirement Agreement”) that provides (i) Mr. Pope will provide consulting services to the Company, as an independent contractor, until December 31, 2023, for a monthly consulting fee of $22,000, (ii) a retirement bonus of twenty-six equal bi-weekly payments of $12,500 (less tax withholding) payable beginning November 2023, (iii) for accelerated vesting of 8,332 non-vested restricted stock units as of the Retirement Date, (iv) payment of the cost of Mr. Pope’s COBRA premiums for up to 18 months, and (v) reimbursement of Mr. Pope’s legal fees incurred in connection with the Retirement Agreement (not to exceed $7,500). In addition, the Retirement Agreement includes covenants related to cooperation, non-solicitation, and employment, as well as customary release of claims and non-disparagement provisions in favor of the Company, and a non-disparagement provision in favor of Mr. Pope. As of August 31, 2023, the Company had accrued $345,124 of expense associated with the Retirement Agreement.

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of August 31, 2023, the Company contracted for approximately $309,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated.  At August 31, 2023, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OPERATING SEGMENTS

The Company classifies its business interests into four reportable segments: Franchising, Production, Retail Stores, and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended
August 31, 2023	Franchising	Production	Retail	Other	Total
Total revenues	$1,541,886	$4,974,229	$308,844	$-	$6,824,959
Intersegment revenues	-	(267,080)	-	-	(267,080)
Revenue from external customers	1,541,886	4,707,149	308,844	-	6,557,879
Segment profit (loss)	586,140	87,408	24,237	(1,697,082)	(999,297)
Total assets	1,061,420	10,116,842	489,840	8,866,522	20,534,624
Capital expenditures	32,097	521,014	17,162	131,920	702,193
Total depreciation & amortization	$7,633	$183,923	$1,496	$21,317	$214,369

Three Months Ended
August 31, 2022	Franchising	Production	Retail	Other	Total
Total revenues	$1,487,303	$5,110,439	$263,193	$-	$6,860,935
Intersegment revenues	(1,340)	(302,239)	-	-	(303,579)
Revenue from external customers	1,485,963	4,808,200	263,193	-	6,557,356
Segment profit (loss)	203,138	576,344	(11,439)	(3,189,689)	(2,421,646)
Total assets	1,217,381	12,288,137	628,462	12,116,246	26,250,226
Capital expenditures	-	285,370	258	-	285,628
Total depreciation & amortization	$8,520	$162,276	$1,412	$17,314	$189,522

Six Months Ended
August 31, 2023	Franchising	Production	Retail	Other	Total
Total revenues	$2,962,317	$9,991,281	$500,816	$-	$13,454,414
Intersegment revenues	(493)	(460,057)	-	-	(460,550)
Revenue from external customers	2,961,824	9,531,224	500,816	-	12,993,864
Segment profit (loss)	966,991	134,754	29,843	(3,658,152)	(2,526,564)
Total assets	1,061,420	10,116,842	489,840	8,866,522	20,534,624
Capital expenditures	32,097	1,031,767	19,512	168,352	1,251,728
Total depreciation & amortization	$15,576	$355,983	$2,985	$41,910	$416,454

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended
August 31, 2022	Franchising	Production	Retail	Other	Total
Total revenues	$2,982,756	$10,514,717	$513,603	$-	$14,011,076
Intersegment revenues	(2,615)	(548,907)	-	-	(551,522)
Revenue from external customers	2,980,141	9,965,810	513,603	-	13,459,554
Segment profit (loss)	910,234	1,184,576	(23,671)	(4,807,738)	(2,736,599)
Total assets	1,217,381	12,288,137	628,462	12,116,246	26,250,226
Capital expenditures	1,182	534,685	575	17,890	554,332
Total depreciation & amortization	$17,439	$323,465	$2,824	$34,688	$378,416

NOTE 14 – CONTESTED SOLICITATION OF PROXIES

Contested Solicitation of Proxies

During the three and six months ended August 31, 2022, the Company incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three and six months ended August 31, 2022, the Company incurred approximately $1.8 million and $2.1 million, respectively, of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three and six months ended August 31, 2023. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

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

During the fiscal year ended February 28, 2023, the Company incurred a significant loss before income taxes, primarily as a result of substantial costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. Management evaluated recent losses before income taxes and determined that it is no longer more likely than not that our deferred income taxes are fully realized. Because of this determination, the Company reserved for approximately $2.0 million of deferred tax assets. As of August 31, 2023, the Company has a full valuation allowance against its deferred tax assets.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the results of operations of the businesses reported as discontinued operations for the three and six months ended August 31, 2023 and 2022:

	Three Months Ended August 31,		Six Months Ended August 31,
	2023	2022	2023	2022
Total Revenue	$-	$968,329	$212,242	$1,892,703
Cost of sales	-	189,407	-	386,541
Operating Expenses	-	578,435	143,198	1,137,418
Gain on disposal of assets	-	-	(634,790)	-
Other income (expense), net	-	-	-	-
Earnings (loss) from discontinued operations before income taxes	-	200,487	703,834	368,744
Income tax provision (benefit)	-	689,182	-	686,613
Earnings (loss) from discontinued operations, net of tax	$-	$(488,695)	$703,834	$(317,869)

The following table reflects the summary of assets and liabilities held for sale for U-Swirl as of August 31, 2023 and February 28, 2023, respectively:

	August 31,	February 28,
	2023	2023
Accounts and notes receivable, net	$-	$75,914
Inventory, net	-	6,067
Other	-	1,023
Current assets held for sale	-	83,004

Franchise rights, net	-	1,708,336
Intangible assets, net	-	48,095
Other	-	9,415
Long-term assets held for sale	-	1,765,846
Total Assets Held for Sale	-	1,848,850

Accounts payable	-	125,802
Accrued compensation	-	11,205
Accrued liabilities	-	11,981
Contract liabilities	-	29,951
Current liabilities held for sale	-	178,939

Contract liabilities, less current portion	-	184,142
Long term liabilities held for sale	-	184,142
Total Liabilities Held for Sale	$-	$363,081

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gain recognized during the three months ended August 31, 2023 related to the sale of assets on May 1, 2023, as described above:

Cash proceeds from the sale of assets	$1,757,738
Notes receivable	1,000,000

Total consideration received	2,757,738

Assets and liabilities transferred
Franchise rights	1,703,325
Inventory	6,067
Liabilities	(229,431)

Net assets transferred	1,479,961

Costs associated with the sale of assets	642,987

Gain on disposal of assets	$634,790

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is qualified by reference and should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on 10-K for the fiscal year ended February 28, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on May 30, 2023.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains certain forward-looking information. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report for certain information concerning forward-looking statements.

Overview

We are an international franchisor, confectionery producer, and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolates and other confectionery products (“Durango Products”). Our revenues and profitability are derived principally from our franchised/licensed network of retail stores that feature chocolate and other confectionary products including gourmet caramel apples. We also sell our candy outside of our network of retail stores. As of August 31, 2023, there were two Company-owned, 113 licensee-owned and 154 franchised Rocky Mountain Chocolate stores operating in 37 U.S. states, Panama, and the Philippines.

Labor and Supply Chain

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue to experience higher raw material, labor, and freight costs. For additional information, see Part I, Item 1A. “Risk Factors” in our Annual Report.

Contested Solicitation of Proxies

During the three months and six month ended August 31, 2022, we incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three and six months ended August 31, 2022, we incurred approximately $1.8 million and $2.1 million, respectively, of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three and six months ended August 31, 2023. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Results of Operations

Three Months Ended August 31, 2023, Compared to the Three Months Ended August 31, 2022

Results Summary

Basic loss per share from continuing operations decreased from $(0.51) per share in the three months ended August 31, 2022 to a loss of $(0.16) per share in the three months ended August 31, 2023. Revenues from continuing operations were approximately unchanged at $6.6 million in the three months ended August 31, 2022 and 2023. Loss from continuing operations decreased from $2.4 million in the three months ended August 31, 2022 to a loss from continuing operations of $1.0 million in the three months ended August 31, 2023. Net loss from continuing operations decreased from $3.2 million in the three months ended August 31, 2022 to a loss of $999,000 in the three months ended August 31, 2023.

Revenues

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change
Durango Product sales	$4,707.1	$4,808.2	$(101.1)	(2.1)%
Retail sales	308.9	263.2	45.7	17.4%
Franchise fees	41.0	44.9	(3.9)	(8.7)%
Royalty and marketing fees	1,500.9	1,441.1	59.8	4.1%
Total	$6,557.9	$6,557.4	$0.5	0.0%

Durango Product Sales

The decrease in Durango Product sales for the three months ended August 31, 2023, compared to the three months ended August 31, 2022 was primarily due to a 34.0%, or $108,000, decrease in shipments of product to customers outside our network of franchised retail stores partially offset by a 0.2%, or $7,000, increase in sales of product to our network of franchised and licensed retail stores. Same store pounds purchased by domestic franchise and licensed locations decreased 0.2% during the three months ended August 31, 2023, when compared to the three months ended August 31, 2022.

Retail Sales

Retail sales at Company-owned stores increased 17.4% during the three months ended August 31, 2023 compared to the three months ended August 31, 2022. This increase was the result of the sale of a Company-owned store in the prior year (resulting in only one remaining Company-owned store), partially offset by the July 2023 opening of a second Company-owned store. Retail sales at our single Company-owned store in Durango, Colorado, open in both periods, increased 6.5% during the three months ended August 31, 2023 compared to the three months ended August 31, 2022.

Royalties, Marketing Fees, and Franchise Fees

The increase in royalties and marketing fees from the three months ended August 31, 2022 to the three months ended August 31, 2023 was primarily due to an increase in royalty revenue as a result of the Company’s purchase based royalty structure and an increase in same store sales at domestic Rocky Mountain Chocolate locations. Same store sales at domestic franchise Rocky Mountain Chocolate locations increased 2.3% during the three months ended August 31, 2023 when compared to the three months ended August 31, 2022.

The decrease in franchise fee revenue for the three months ended August 31, 2023, compared to the three months ended August 31, 2022 was the result of fewer franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Cost of sales - Durango Product	$4,533.8	$3,781.8	$752.0	19.9%
Cost of sales - retail	98.6	107.8	(9.2)	(8.5)%
Franchise costs	613.4	448.7	164.7	36.7%
Sales and marketing	442.2	427.9	14.3	3.3%
General and administrative	1,687.1	4,036.8	(2,349.7)	(58.2)%
Retail operating	161.8	151.1	10.7	7.1%
Total	$7,536.9	$8,954.1	$(1,417.2)	(15.8)%

Gross Margin

	Three Months Ended
	August 31,			%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	$173.3	$1,026.4	$(853.1)	(83.1)%
Retail gross margin	210.3	155.4	54.9	35.3%
Total	$383.6	$1,181.8	$(798.2)	(67.5)%

	Three Months Ended
	August 31,		%	%
(Percent)	2023	2022	Change	Change

Durango Product gross margin	3.7%	21.3%	(17.6)%	(82.6)%
Retail gross margin	68.1%	59.0%	9.1%	15.4%
Total	7.6%	23.3%	(15.7)%	(67.4)%

Adjusted Gross Margin

	Three Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	$173.3	$1,026.4	$(853.1)	(83.1)%
Plus: depreciation and amortization	182.7	160.8	21.9	13.6%
Durango Product adjusted gross margin (non-GAAP measure)	356.0	1,187.2	(831.2)	(70.0)%
Retail gross margin	210.3	155.4	54.9	35.3%
Total Adjusted Gross Margin (non-GAAP measure)	$566.3	$1,342.6	$(776.3)	(57.8)%

Durango Product adjusted gross margin (non-GAAP measure)	7.6%	24.7%	(17.1)%	(69.2)%
Retail gross margin	68.1%	59.0%	9.1%	15.4%
Total Adjusted Gross Margin (non-GAAP measure)	11.3%	26.5%	(15.2)%	(57.4)%

Non-GAAP Measures

In addition to the results provided in accordance with GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP. Adjusted gross margin and Durango Product adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our Durango Product adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Durango Product adjusted gross margin is equal to Durango Product gross margin plus depreciation and amortization expense. We believe adjusted gross margin and Durango Product adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, Durango Product gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and Durango Product adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and Durango Product adjusted gross margin rather than gross margin and Durango Product gross margin to make incremental pricing decisions. Adjusted gross margin and Durango Product adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and Durango Product adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and Durango Product gross margin.

Cost of Sales and Gross Margin

Durango Product gross margins decreased to 3.7% in the three months ended August 31, 2023 compared to 21.3% during the three months ended August 31, 2022, due primarily to a 22.4% decrease in production volume, a 19.9% increase in overhead costs, and an increase in costs from wage and material inflation realized in the three months ended August 31, 2023 compared to the three months ended August 31, 2022.

Retail gross margins increased from 59.0% during the three months ended August 31, 2022 to 68.1% during the three months ended August 31, 2023. The increase in retail gross margins was primarily the result of better cost management following the creation of the Flagship Operations Manager role in our Durango company-owned store.

Franchise Costs

The increase in franchise costs in the three months ended August 31, 2023 compared to the three months ended August 31, 2022 was due primarily to an increase in professional fees, an increase compensation expense and an increase in travel expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 39.8% in the three months ended August 31, 2023 from 30.2% in the three months ended August 31, 2022. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of unchanged royalty revenues and higher franchise costs during the three months ended August 31, 2023.

Sales and Marketing

Sales and marketing costs were approximately unchanged for the three months ended August 31, 2023 compared to the three months ended August 31, 2022.

General and Administrative

The decrease in general and administrative costs for the three months ended August 31, 2023 compared to the three months ended August 31, 2022 was due primarily to an increase in compensation expense more than offset by lower professional fees related primarily to costs associated with the contested solicitation of proxies and costs associated with the hiring of a new CEO in the three months ended August 31, 2022. As a percentage of total revenues, general and administrative expenses decreased to 25.7% in the three months ended August 31, 2023 compared to 61.6% in the three months ended May 31, 2022.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended August 31, 2023 compared to the three months ended August 31, 2022 was due primarily the conversion of a franchise unit into a Company-owned unit in July 2023, mostly offset by the sale of a Company-owned store in the prior year. Retail operating expenses, as a percentage of retail sales, decreased from 57.4% in the three months ended August 31, 2022 to 52.4% in the three months ended August 31, 2023. This decrease is primarily the result of higher retail revenues.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $32,000 in the three months ended August 31, 2023, an increase of 10.3% from $29,000 in the three months ended August 31, 2022. Depreciation and amortization included in cost of sales increased 13.7% to $183,000 in the three months ended August 31, 2023 compared to $161,000 in the three months ended August 31, 2022. This increase was the result of acquiring new equipment for production and the associated increase to depreciation expense.

Other Income

Net interest income was $11,400 in the three months ended August 31, 2023 compared to net interest income of $3,900 incurred in the three months ended August 31, 2022. This increase was primarily the result of an increase in interest income on cash balances.

Income Tax Expense

During the three months ended August 31, 2023, we did not incur any income tax benefit on a loss before income taxes of $999,000. During the three months ended August 31, 2022, we incurred income tax expense of $731,000 on a loss before income taxes of $2.4 million. This expense was the result of recording a full reserve on our deferred income tax asset. See Note 15 to the financial statements for a description of income taxes, deferred tax assets and associated reserves.

Six Months Ended August 31, 2023 Compared to the Six Months Ended August 31, 2022

Results Summary

Basic loss per share from continuing operations decreased from $(0.55) per share for the six months ended August 31, 2022, to a net loss of $(0.40) per share for the six months ended August 31, 2023. Revenues from continuing operations decreased 3.5% from $13.5 million for the six months ended August 31, 2022, to $13.0 million for the six months ended August 31, 2023. Loss from continuing operations decreased from $2.7 million for the six months ended August 31, 2022, to a loss from continuing operations of $2.6 million for the six months ended August 31, 2023. Net loss from continuing operations decreased from $3.4 million for the six months ended August 31, 2022, to a net loss of $2.5 million for the six months ended August 31, 2023.

Revenues

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change
Durango Product sales	$9,531.3	$9,965.8	$(434.5)	(4.4)%
Retail sales	500.8	513.6	(12.8)	(2.5)%
Franchise fees	85.9	98.8	(12.9)	(13.1)%
Royalty and marketing fees	2,875.9	2,881.4	(5.5)	(0.2)%
Total	$12,993.9	$13,459.6	$(465.7)	(3.5)%

Durango Product Sales

The decrease in Durango product sales for the six months ended August 31, 2023, compared to the six months ended August 31, 2022 was primarily due to a 42.1%, or $318,000, decrease in shipments of product to customers outside our network of franchised retail stores partially and a 1.3%, or $117,000, decrease in sales of product to our network of franchised and licensed retail stores.

Retail Sales

Retail sales at Company-owned stores declined 2.5% during the six months ended August 31, 2023 compared to the six months ended August 31, 2022. This decrease was the result of the sale of a Company-owned store in the prior year (resulting in only one remaining Company-owned store), partially offset by the July 2023 opening of a second Company-owned store. Retail sales at our remaining Company-owned store increased 10.5% during the six months ended August 31, 2023 compared to the six months ended August 31, 2022.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees were approximately unchanged from the six months ended August 31, 2022 to the six months ended August 31, 2023. Same store sales at domestic franchise Rocky Mountain Chocolate locations were approximately unchanged during the six months ended August 31, 2023 when compared to the six months ended August 31, 2022.

The decrease in franchise fee revenue for the three months ended August 31, 2023, compared to the three months ended August 31, 2022 was the result of fewer franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Cost of sales - Durango Product	$9,213.2	$8,209.5	$1,003.7	12.2%
Cost of sales - retail	177.7	206.4	(28.7)	(13.9)%
Franchise costs	1,293.0	867.8	425.2	49.0%
Sales and marketing	915.1	908.9	6.2	0.7%
General and administrative	3,619.0	5,642.7	(2,023.7)	(35.9)%
Retail operating	264.8	309.4	(44.6)	(14.4)%
Total	$15,482.8	$16,144.7	$(661.9)	(4.1)%

Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	$318.1	$1,756.3	$(1,438.2)	(81.9)%
Retail gross margin	323.1	307.2	15.9	5.2%
Total	$641.2	$2,063.5	$(1,422.3)	(68.9)%

	Six Months Ended
	August 31,		%	%
(Percent)	2023	2022	Change	Change

Durango Product gross margin	3.3%	17.6%	(14.3)%	(81.1)%
Retail gross margin	64.5%	59.8%	4.7%	7.9%
Total	6.4%	19.7%	(13.3)%	(67.5)%

Adjusted Gross Margin

	Six Months Ended
	August 31,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	$318.1	$1,756.3	$(1,438.2)	(81.9)%
Plus: depreciation and amortization	353.6	320.5	33.1	10.3%
Durango Product adjusted gross margin (non-GAAP measure)	671.7	2,076.8	(1,405.1)	(67.7)%
Retail gross margin	323.1	307.2	15.9	5.2%
Total Adjusted Gross Margin (non-GAAP measure)	$994.8	$2,384.0	$(1,389.2)	(58.3)%

Durango Product adjusted gross margin (non-GAAP measure)	7.0%	20.8%	(13.8)%	(66.2)%
Retail gross margin	64.5%	59.8%	4.7%	7.9%
Total Adjusted Gross Margin (non-GAAP measure)	9.9%	22.7%	(12.8)%	(56.4)%

Non-GAAP Measures

In addition to the results provided in accordance with GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP. Adjusted gross margin and Durango Product adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our Durango Product adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Durango Product adjusted gross margin is equal to Durango Product gross margin plus depreciation and amortization expense. We believe adjusted gross margin and Durango Product adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, Durango Product gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and Durango Product adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and Durango Product adjusted gross margin rather than gross margin and Durango Product gross margin to make incremental pricing decisions. Adjusted gross margin and Durango Product adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and Durango Product adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and Durango Product gross margin.

Cost of Sales and Gross Margin

Durango Product gross margins decreased to 3.3% in the six months ended August 31, 2023 compared to 17.6% during the six months ended August 31, 2022, due primarily to a 29.6% decrease in production volume, a 22.6% increase in overhead costs and an increase in costs from wage and material inflation realized in the six months ended August 31, 2023 compared to the six months ended August 31, 2022, partially offset by an increase in product prices that became effective on May 1, 2022.

Retail gross margins increased from 59.8% during the six months ended August 31, 2022 to 64.5% during the six months ended August 31, 2023. The decrease in retail gross margins was primarily the result of improved management of costs and a change in product mix resulting from the sale of a Company-owned location in the prior year.

Franchise Costs

The increase in franchise costs in the six months ended August 31, 2023 compared to the six months ended August 31, 2022 was due primarily to an increase in professional fees, an increase in stock compensation expense and an increase in travel expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 43.7% in the six months ended August 31, 2023 from 29.1% in the six months ended August 31, 2022. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs during the six months ended August 31, 2023.

Sales and Marketing

Sales and marketing costs were approximately unchanged for the six months ended August 31, 2023, compared to the six months ended August 31, 2022.

General and Administrative

The decrease in general and administrative costs for the six months ended August 31, 2023, compared to the six months ended August 31, 2022 was due primarily to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the six months ended August 31, 2022, the Company incurred approximately $2.1 million of costs associated with the contested solicitation of proxies, compared with no costs associated with a contested solicitation of proxies during the six months ended August 31, 2023. During the six months ended August 31, 2022 the Company also incurred increased professional fees related to legal support for our Board of Directors and legal costs associated with compensation arrangements for our former Chief Executive Officer and Chief Financial Officer and legal and professional costs associated with the search for, and appointment of, a new Chief Executive Officer and a new Chief Financial Officer, with no comparable costs incurred during the six months ended August 31, 2023. Additionally, during the six months ended August 31, 2022, the Company had recorded $859,000 of severance compensation as a result of an executive’s departure last year with no comparable compensation costs during the six months ended August 31, 2023. As a percentage of total revenues, general and administrative expenses decreased to 27.9% in the six months ended August 31, 2023, compared to 41.9% in the six months ended August 31, 2022.

Retail Operating Expenses

The decrease in retail operating expenses for the six months ended August 31, 2023, compared to the six months ended August 31, 2022, was due primarily to a change in Company-owned stores in operation, the result of the sale of a Company-owned store in the prior year and the conversion of a franchise store into a Company owned store in July 2023. Retail operating expenses, as a percentage of retail sales, decreased from 60.2% in the six months ended August 31, 2022, to 52.9% in the six months ended August 31, 2023. This decrease is primarily the result of lower retail operating expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $63,000 in the six months ended August 31, 2023, an increase of 8.6% from $58,000 in the six months ended August 31, 2022. Depreciation and amortization included in cost of sales increased 10.6% from $320,000 in the six months ended August 31, 2022 to $354,000 in the six months ended August 31, 2023. This increase was the result of acquiring new equipment for production and the associated increase to depreciation expense.

Other Income

Net interest income was $25,000 in the six months ended August 31, 2023, compared to other income of $6,500 during the six months ended August 31, 2022. This increase was primarily the result of an increase in interest income on cash balances.

Income Tax Expense

During the six months ended August 31, 2023, we did not incur any income tax benefit on a loss before income taxes of $2.5 million. During the six months ended August 31, 2022, we incurred income tax expense of $702,000 on a loss before income taxes of $2.7 million. This expense was the result of recording a full reserve on our deferred income tax assets. See Note 15 to the financial statements for a description of income taxes, deferred tax assets and associated reserves.

Liquidity and Capital Resources

As of August 31, 2023, working capital was $4.5 million, compared to $6.2 million as of February 28, 2023, a decrease of $1.8 million. The decrease in working capital was primarily due to operating activities.

Cash and cash equivalent balances decreased approximately $700,000 to $4.0 million as of August 31, 2023 compared to $4.7 million as of February 28, 2023. This decrease in cash and cash equivalents was primarily due to proceeds from the sale of U-Swirl assets mostly offset by operating results and the purchase of property and equipment. Our current ratio was 1.8 to 1 at August 31, 2023 compared to 2.2 to 1 at February 28, 2023. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the six months ended August 31, 2023, we had a net loss of $1.8 million. Operating activities used cash of $966,538, primarily the result of operating results offset by depreciation and amortization of $416,454, a decrease in inventory of $375,045, and stock compensation expense of $324,583. During the comparable 2022 period, we had a net loss of $3.8 million, and operating activities used cash of $1,584,693. The principal adjustment to reconcile the net income to net cash used by operating activities being an increase in accounts payable of $2,165,022, deferred income taxes of $722,163, depreciation and amortization of $378,416, and refunded income taxes of $304,779, partially offset by an increase in inventory of $2,078,673.

During the six months ended August 31, 2023, investing activities provided cash of $234,077, primarily due to cash provided by discontinued operation (the result of the sale of U-Swirl assets) of $1,417,768 partially offset by the purchases of property and equipment of $1,251,728. In comparison, investing activities used cash of $598,878 during the six months ended August 31, 2022, primarily due to the purchase of property and equipment of $554,332.

There were no cash flows from financing activities during the six months ended August 31, 2023 and 2022.

Off-Balance Sheet Arrangements

As of August 31, 2023, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of August 31, 2023, we had purchase obligations of approximately $309,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our production.

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

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended February 28, 2023 and Part I, Item 4 of our Quarterly Report on Form 10-Q for the three months ended May 31, 2023, management concluded that our internal control over financial reporting was not effective as of February 28, 2023 and May 31, 2023, due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in accordance with GAAP.

During the period covered by this Quarterly Report, we implemented a remediation plan to address the material weakness described above by retaining the assistance of several accounting experts to assist us in the accounting and reporting of complex, non-routine transactions. Although management believes that it has taken the necessary steps to resolve the material weakness, it may not be considered completely remediated until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of the current fiscal year.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and in light of the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2023.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023 (our “Annual Report”), filed with the Securities and Exchange Commission on May 30, 2023. There have been no material changes in our risk factors from those disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Waiver and Consent, dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2023).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it’s XBRL (1))

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

____________________________

* Furnished herewith.
+ Management contract or compensatory plan

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: October 16, 2023	/s/ Allen Arroyo
Allen Arroyo, Chief Financial Officer