Form 10-Q
period 2023-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2024-01-16
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

On January 15, 2024, the registrant had outstanding 6,315259 shares of its common stock, $0.001 par value per share.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Revenues
Sales	$6,421,701	$7,586,534	$16,453,741	$18,065,947
Franchise and royalty fees	1,275,700	1,238,559	4,237,524	4,218,700
Total Revenue	7,697,401	8,825,093	20,691,265	22,284,647

Costs and Expenses
Cost of sales	5,768,598	5,727,348	15,159,483	14,143,256
Franchise costs	576,833	476,566	1,869,815	1,344,382
Sales and marketing	571,910	572,961	1,487,046	1,481,870
General and administrative	1,333,216	2,080,611	4,952,261	7,723,266
Retail operating	186,248	137,835	451,012	447,254
Depreciation and amortization, exclusive of depreciation and amortization expense of $187,523, $160,006, $541,110 and $480,479, respectively, included in cost of sales	35,954	28,991	98,821	86,935
Total costs and expenses	8,472,759	9,024,312	24,018,438	25,226,963

Loss from Operations	(775,358)	(199,219)	(3,327,173)	(2,942,316)

Other Income
Interest Expense	(11,386)	(4,172)	(23,903)	(4,172)
Interest Income	30,026	7,234	67,794	13,732
Other income, net	18,640	3,062	43,891	9,560

Loss Before Income Taxes	(756,718)	(196,157)	(3,283,282)	(2,932,756)

Income Tax Provision	-	-	-	701,659

Net Income (Loss) from Continuing Operations	$(756,718)	$(196,157)	$(3,283,282)	$(3,634,415)

Discontinued Operations
Earnings (loss) from discontinued operations, net of tax	-	(15,822)	69,044	(333,691)
Gain on disposal of discontinued operations, net of tax	-	-	634,790	-
Earnings (loss) from discontinued operations, net of tax	-	(15,822)	703,834	(333,691)

Consolidated Net Loss	$(756,718)	$(211,979)	$(2,579,448)	$(3,968,106)

Basic Earnings (Loss) per Common Share
Loss from continuing operations	$(0.12)	$(0.03)	$(0.51)	$(0.58)
Earnings (loss) from discontinued operations	-	(0.00)	0.11	(0.05)
Net loss	$(0.12)	$(0.03)	$(0.40)	$(0.63)
Diluted Earnings (Loss) per Common Share
Loss from continuing operations	$(0.12)	$(0.03)	$(0.51)	$(0.57)
Earnings (loss) from discontinued operations	-	(0.00)	0.11	(0.05)
Net loss	$(0.12)	$(0.03)	$(0.40)	$(0.62)

Weighted Average Common Shares
Outstanding - Basic	6,302,159	6,227,002	6,290,575	6,219,362
Dilutive Effect of Employee
Stock Awards	-	-	-
Weighted Average Common Shares
Outstanding - Diluted	6,302,159	6,227,002	6,290,575	6,219,362

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2023	2023
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,082,128	$4,717,068
Accounts receivable, less allowance for doubtful accounts of $598,704 and $666,315, respectively	3,355,044	2,055,694
Notes receivable, current portion, less current portion of the valuation allowance of $43,158 and $35,173, respectively	298,700	23,698
Refundable income taxes	45,990	344,885
Inventories	3,670,076	3,639,780
Other	628,040	340,847
Current assets held for sale	-	83,004
Total current assets	10,079,978	11,204,976

Property and Equipment, Net	7,634,552	5,710,739

Other Assets
Notes receivable, less current portion and valuation allowance of $30,793 and $38,778, respectively	862,827	94,076
Goodwill, net	575,608	575,608
Intangible assets, net	244,748	265,927
Lease right of use asset	1,868,664	2,355,601
Other	14,006	14,054
Long-term assets held for sale	-	1,765,846
Total other assets	3,565,853	5,071,112

Total Assets	$21,280,383	$21,986,827

Liabilities and Stockholders' Equity
Current Liabilities
Line of credit	$1,000,000	$-
Accounts payable	3,287,366	2,189,760
Accrued salaries and wages	1,057,057	978,606
Gift card liabilities	380,145	592,932
Other accrued expenses	541,774	162,346
Contract liabilities	154,830	161,137
Lease liability	658,265	746,506
Current liabilities held for sale	-	178,939
Total current liabilities	7,079,437	5,010,226

Lease Liability, Less Current Portion	1,212,291	1,640,017
Contract Liabilities, Less Current Portion	707,137	782,278
Long-term liabilities - held for sale	-	184,142
Commitments and Contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,303,769 shares and 6,257,137 shares issued and outstanding, respectively	6,304	6,257
Additional paid-in capital	9,948,630	9,457,875
Retained earnings	2,326,584	4,906,032

Total stockholders' equity	12,281,518	14,370,164

Total Liabilities and Stockholders' Equity	$21,280,383	$21,986,827

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	November 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	(2,579,448)	(3,968,106)
Less: Net Income (loss) from discontinued operations, net of tax	703,834	(333,691)
Net Loss from continuing operations	(3,283,282)	(3,634,415)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639,932	567,414
Provision for obsolete inventory	62,678	166,255
Provision for loss on accounts and notes receivable	-	(127,000)
Loss (gain) on sale or disposal of property and equipment	(37,671)	(14,403)
Expense recorded for stock compensation	490,802	471,530
Deferred income taxes	-	722,163
Changes in operating assets and liabilities:
Accounts receivable	(1,338,521)	(1,176,382)
Refundable income taxes	298,895	303,779
Inventories	230,135	(2,102,468)
Contract Liabilities	(81,448)	5,281
Other current assets	(286,170)	(111,521)
Accounts payable	557,770	1,952,220
Accrued liabilities	221,757	(1,245,973)
Net cash used in operating activities of continuing operations	(2,525,123)	(4,223,520)
Net cash (used in) provided by operating activities of discontinued operations	(39,242)	640,102
Net cash used in operating activities	(2,564,365)	(3,583,418)

Cash Flows From Investing Activities
Addition to notes receivable	(49,476)	(58,635)
Proceeds received on notes receivable	56,595	49,254
Proceeds from sale or distribution of assets	112,131	22,289
Purchases of property and equipment	(2,617,026)	(778,185)
Decrease (increase) in other assets	9,463	10,000
Net cash used in by investing activities of continuing operations	(2,488,313)	(755,277)
Net cash provided by (used in) investing activities of discontinued operations	1,417,738	(32,547)
Net cash provided by (used in) investing activities	(1,070,575)	(787,824)

Cash Flows from Financing Activities
Proceeds from the line of credit	1,000,000	-
Net cash provided by financing activities	1,000,000	-

Net Decrease in Cash and Cash Equivalents	(2,634,940)	(4,371,242)

Cash and Cash Equivalents, Beginning of Period	4,717,068	7,587,374

Cash and Cash Equivalents, End of Period	2,082,128	3,216,132

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of August 31, 2022	6,223,234	$6,223	$9,087,530	$6,830,683	$15,924,436
Consolidated net loss	-	-	-	(211,979)	(211,979)
Issuance of common stock, vesting of restricted stock units and other	15,542	16	(16)	-	-
Equity compensation, restricted stock units and stock options	-	-	190,893	-	190,893
Balance as of November 30, 2022	6,238,776	$6,239	$9,278,407	$6,618,704	$15,903,350

Balance as of February 28, 2022	6,186,356	6,186	$8,806,930	$10,586,810	$19,399,926
Consolidated net loss	-	-	-	(3,968,106)	(3,968,106)
Issuance of common stock, vesting of restricted stock units and other	52,420	53	(53)	-	-
Equity compensation, restricted stock units and stock options	-	-	471,530	-	471,530
Balance as of November 30, 2022	6,238,776	$6,239	$9,278,407	$6,618,704	$15,903,350

Balance as of August 31, 2023	6,299,825	$6,300	$9,782,415	$3,083,302	$12,872,017
Consolidated net loss	-	-	-	(756,718)	(756,718)
Issuance of common stock, vesting of restricted stock units and other	3,944	4	(4)	-	-
Equity compensation, restricted stock units and stock options	-	-	166,219	-	166,219
Balance as of November 30, 2023	6,303,769	$6,304	$9,948,630	$2,326,584	$12,281,518

Balance as of February 28, 2023	6,257,137	6,257	$9,457,875	$4,906,032	$14,370,164
Consolidated net loss	-	-	-	(2,579,448)	(2,579,448)
Issuance of common stock, vesting of restricted stock units and other	46,632	47	(47)	-	-
Equity compensation, restricted stock units and stock options	-	-	490,802	-	490,802
Balance as of November 30, 2023	6,303,769	$6,304	$9,948,630	$2,326,584	$12,281,518

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), U-Swirl International, Inc. (dissolved in October 2023) (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company,” “we,” “us” or “our”).

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

The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short duration.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate brand at November 30, 2023:

	Stores Open at 2/28/2023	Opened	Closed	Sold	Stores Open at 11/30/2023	Sold, Not Yet Open	Total
Rocky Mountain Chocolate Factory
Company-owned stores	1	1	-	-	2	-	2
Franchise stores - Domestic stores and kiosks	153	5	(7)	(1)	150	3	152
International license stores	4	-	-	-	4	-	4
Co-branded stores	111	3	(1)	-	113	-	113

Total	269				269	3	271

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended November 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Subsequent Events

Management evaluated all activity of the Company through the issue date of these consolidated financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on our interim consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The Company adopted ASU 2016-13 effective March 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.

Accounts and Notes Receivable, Net

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Notes receivable generally reflect the sale of assets. Accounts and notes receivable are stated at the net amount expected to be collected, using an estimate of current expected credit losses to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts and notes receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables and historical collection trends. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due.

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

Liquidity

As of November 30, 2023, we were not in compliance with the requirement under a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”) to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of November 30, 2023 was 1.42 to 1. We have requested a waiver from the Lender, but we have not yet received approval. We were in compliance, however, with all other aspects of the Credit Agreement.

As a result of our noncompliance, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of all funds drawn down under the Credit Line. As of November 30.2023 and as of the date of this Quarterly Report, we had enough cash on hand to satisfy our obligations under the Credit Line if the Lender exercised its option to demand repayment. If the Lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

In addition, the Lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the Lender were to decline to grant us a waiver and instead demand repayment in the future, we may need to seek alternative financing to pay these obligations as the Company may not have sufficient facilities or sufficient cash on hand at that time to satisfy these obligations.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from the Lender and/or, amending our Credit Line facility. We are also exploring supplemental debt facilities for other operational activities.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	November 30,
	2023	2022
Cash paid (received) for:
Interest	$25,127	$25,000
Income taxes	(298,895)	(303,777)
Supplemental disclosure of non‑cash investing activities
Sale of assets in exchange for note receivable	$1,000,000	$-

NOTE 3 –REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with Accounting Standards Codification® (“ASC”) 606, which provides that revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company generally receives a fee associated with the Franchise Agreement or License Agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years; however, the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract, the Company is obligated to many performance obligations that the Company has determined are not distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

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

The following table summarizes contract liabilities as of November 30, 2023 and November 30, 2022:

	Nine Months Ended
	November 30:
	2023	2022
Contract liabilities at the beginning of the year:	$943,415	$962,571
Revenue recognized	(126,948)	(147,720)
Contract fees received	45,500	153,000
Contract liabilities at the end of the period:	$861,967	$967,851

At November 30, 2023, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

FYE 24	$81,725
FYE 25	149,744
FYE 26	137,026
FYE 27	123,907
FYE 28	96,390
Thereafter	273,175
Total	$861,967

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

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by method of recognition and segment:

Three Months Ended November 30, 2023

Revenues recognized over time under ASC 606:
	Franchising	Production	Retail	Total

Franchise fees	$41,033	$-	$-	$41,033

Revenues recognized at a point in time:
	Franchising	Production	Retail	Total
Durango Product sales	-	6,058,117	-	6,058,117
Retail sales	-	-	363,584	363,584
Royalty and marketing fees	1,234,667	-	-	1,234,667
Total	$1,275,700	$6,058,117	$363,584	$7,697,401

Three Months Ended November 30, 2022

Revenues recognized over time under ASC 606:
	Franchising	Production	Retail	Total

Franchise fees	$48,965	$-	$-	$48,965

Revenues recognized at a point in time:
	Franchising	Production	Retail	Total
Durango Product sales	-	7,284,940	-	7,284,940
Retail sales	-	-	301,594	301,594
Royalty and marketing fees	1,189,594	-	-	1,189,594
Total	$1,238,559	$7,284,940	$301,594	$8,825,093

Nine Months Ended November 30, 2023

Revenues recognized over time under ASC 606:
	Franchising	Production	Retail	Total

Franchise fees	$126,948	$-	$-	$126,948

Revenues recognized at a point in time:
	Franchising	Production	Retail	Total
Durango Product sales	-	15,589,341	-	15,589,341
Retail sales	-	-	864,400	864,400
Royalty and marketing fees	4,110,576	-	-	4,110,576
Total	$4,237,524	$15,589,341	$864,400	$20,691,265

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2022

Revenues recognized over time under ASC 606:
	Franchising	Production	Retail	Total

Franchise fees	$147,720	$-	$-	$147,720

Revenues recognized at a point in time:
	Franchising	Production	Retail	Total
Durango Product sales	-	17,250,750	-	17,250,750
Retail sales	-	-	815,197	815,197
Royalty and marketing fees	4,070,980	-	-	4,070,980
Total	$4,218,700	$17,250,750	$815,197	$22,284,647

NOTE 5 – INVENTORIES

Inventories consist of the following:

	November 30, 2023	February 28, 2023
Ingredients and supplies	$2,330,450	$2,481,510
Finished candy	1,627,302	1,567,887
Reserve for slow moving inventory	(287,676)	(409,617)
Total inventories	$3,670,076	$3,639,780

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	November 30, 2023	February 28, 2023
Land	$513,618	$513,618
Building	5,108,950	5,151,886
Machinery and equipment	12,160,469	10,152,211
Furniture and fixtures	590,204	512,172
Leasehold improvements	132,027	134,010
Transportation equipment	322,067	476,376
	18,827,335	16,940,273

Less accumulated depreciation	(11,192,783)	(11,229,534)
Property and equipment, net	$7,634,552	$5,710,739

Depreciation expense related to property and equipment totaled $223,477 and $639,931 during the three and nine months ended November 30, 2023 compared to $188,997 and $567,414 during the three and nine months ended November 30, 2022, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

		November 30, 2023		February 28, 2023
	Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design	10	$394,826	$272,993	$394,826	$259,314
Trademarks	5-20	259,339	136,424	259,339	128,924
Total		654,165	409,417	654,165	388,238
Goodwill and intangible assets not subject to amortization
Franchising segment-
Company stores goodwill		$360,972		$360,972
Franchising goodwill		97,318		97,318
Manufacturing segment-goodwill		97,318		97,318
Trademarks		20,000		20,000
Total		575,608		575,608

Total Goodwill and Intangible Assets		$1,229,773	$409,417	$1,229,773	$388,238

Amortization expense related to intangible assets totaled $6,852 and $21,179 during the three and nine months ended November 30, 2023 compared to $7,226 and $21,678 during the three and nine months ended November 30, 2022, respectively.

At November 30, 2023, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

FYE 24	$6,850
FYE 25	27,405
FYE 26	27,405
FYE 27	27,405
FYE 28	27,405
Thereafter	128,278
Total	$244,748

NOTE 8 – LINE OF CREDIT

Revolving Credit Line

Pursuant to the Credit Agreement, we have a $4.0 million credit line for general corporate and working capital purposes, of which $3.0 million was available for borrowing (subject to certain borrowing-based limitations) as of November 30, 2023 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.68% at November 30, 2023 and 6.92% at February 28, 2023). Additionally, the Credit Line is subject to various financial ratio and leverage covenants.

As of November 30, 2023 we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of November 30, 2023 was 1.42 to 1. We have requested a waiver from the Lender, but we have not yet received approval. We were in compliance, however, with all other aspects of the Credit Agreement. Refer to note 1 for further information.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2022, the Company sent a formal notice to the customer terminating the agreement. As of November 30, 2023, no Warrant Shares had vested and, subsequent to the termination by the Company of supplier agreement, the Company has no remaining material obligations under the Warrant.

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

The Company recognized $166,219 and $490,802 of stock-based compensation expense during the three and nine months ended November 30, 2023 compared with $190,892 and $471,530 during the three and nine months ended November 30, 2022, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes restricted stock unit activity during the nine months ended November 30, 2023 and 2022:

	Nine Months Ended
	November 30,
	2023	2022
Outstanding non-vested restricted stock units as of February 28:	154,131	105,978
Granted	157,145	94,892
Vested	(46,632)	(52,421)
Cancelled/forfeited	(1,762)	(1,232)
Outstanding non-vested restricted stock units as of November 30:	262,882	147,217

Weighted average grant date fair value	$4.92	$5.28
Weighted average remaining vesting period (in years)	1.88	2.05

The following table summarizes stock option activity during the nine months ended November 30, 2023 and 2022:

	Nine Months Ended
	November 30,
	2023	2022
Outstanding stock options as of February 28:	36,144	-
Granted	-	36,144
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding stock options as of November 30:	36,144	36,144

Weighted average exercise price	6.49	6.49
Weighted average remaining contractual term (in years)	8.51	9.51

During the nine months ended November 30, 2023, the Company issued 6,338 restricted stock units to Starlette Johnson, a non-employee director, with a grant date fair value of $32,070. This restricted stock unit award vests 25% on the grant date and 25% each quarter thereafter until November 30, 2024.

During the nine months ended November 30, 2023, the Company issued 82,953 restricted stock units subject to vesting based on the achievement of company performance goals and 48,263 restricted stock units that vest over time. These issuances were made to Robert Sarlls, the Company’s Chief Executive Officer, Allen Arroyo, the Company’s Chief Financial Officer, and Andrew Ford, the Company’s Vice President – Sales and Marketing. These restricted stock units were issued with an aggregate grant date fair value of $750,556, or $5.72 per share, based upon a maximum issuance of 131,216 shares. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2026 with respect to the target number of performance-based restricted stock units if the Company achieves metrics related to return on equity, omni-channel gross margin, average unit volume, and social media engagement lifetime value during the performance period, subject to continued service through the end of the performance period. The performance-based restricted stock units may vest from 75% to 110% of target units based upon actual performance. The time-based restricted stock units vest 33% annually on the anniversary date of the award until August 11, 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended November 30, 2022, the Company issued 36,144 stock options and issued 94,892 performance-based restricted stock units subject to vesting based on the achievement of performance goals. These issuances were made to Messrs. Sarlls and Arroyo as a part of each of their respective incentive compensation structures. The stock options were issued with an aggregate grant date fair value of $77,267 or $2.14 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $298,582 or $6.29 per share, based upon a target issuance of 47,446 shares of common stock. The stock options granted vest with respect to one-third of the shares on the last day of the Company’s current fiscal year ending February 29, 2024, and vest as to remaining shares in equal quarterly increments on the last day of each quarter until the final vesting on February 28, 2025. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of performance-based restricted stock units if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee of the Board of Directors has discretion to determine the number of performance-based restricted stock units between 0-200% of the target number that will vest based on achievement of performance below or above the target performance goal.

The Company recognized $166,219 and $490,802 of stock-based compensation expense during the three- and nine-month periods ended November 30, 2023, respectively, compared to $190,893 and $471,530 during the three- and nine-month periods ended November 30, 2022, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. During the nine-month periods ended November 30, 2023 and 2022, restricted stock units vested and issued as 46,632 and 52,421 shares of common stock, respectively. Total unrecognized compensation expense of non-vested, non-forfeited restricted stock units and stock options granted as of November 30, 2023 was $950,522, which is expected to be recognized over the weighted-average period of 1.88 years. Total unrecognized compensation expense of non-forfeited, performance vesting, restricted stock units as of November 30, 2023 was $429,481, which is expected to be recognized over the weighted-average period of 2.50 years.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the nine months ended November 30, 2023, 182,875 shares of common stock reserved for issuance under unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended November 30, 2022, 130,367 shares of issuable common stock were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term.  During the nine months ended November 30, 2023 and 2022, lease expense recognized in the consolidated statements of operations was $447,498 and $438,011, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases.  This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.3% as of November 30, 2023. The total estimated future minimum lease payments is $2.0 million.

As of November 30, 2023, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 24	$191,186
FYE 25	611,988
FYE 26	514,346
FYE 27	242,558
FYE 28	71,671
Thereafter	390,450
Total	$2,022,199

Less: imputed interest	(151,643)
Present value of lease liabilities:	$1,870,556

Weighted average lease term	5.4

During the nine months ended November 30, 2023 and 2022, the Company entered into new lease agreements representing a future lease liability of $46,250 and $636,202, respectively.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Retirement Agreement

Gregory L. Pope, Sr.

On May 8, 2023, the Company announced that Gregory L. Pope, Sr., Senior Vice President – Franchise Development, retired effective as of May 3, 2023 (the “Retirement Date”). In connection with his retirement, the Company and Mr. Pope entered into a retirement agreement and general release (the “Retirement Agreement”) that provides (i) Mr. Pope will provide consulting services to the Company, as an independent contractor, until December 31, 2023, for a monthly consulting fee of $22,000, (ii) a retirement bonus of 26 equal bi-weekly payments of $12,500 (less tax withholding) payable beginning November 2023, (iii) for accelerated vesting of 8,332 non-vested restricted stock units as of the Retirement Date, (iv) payment of the cost of Mr. Pope’s COBRA premiums for up to 18 months, and (v) reimbursement of Mr. Pope’s legal fees incurred in connection with the Retirement Agreement (not to exceed $7,500). In addition, the Retirement Agreement includes covenants related to cooperation, non-solicitation, and employment, as well as customary release of claims and non-disparagement provisions in favor of the Company, and a non-disparagement provision in favor of Mr. Pope. As of November 30, 2023, the Company had accrued $345,124 of expense associated with the Retirement Agreement.

Purchase contracts

The Company frequently enters into purchase contracts of between six to 18 months for chocolate and certain nuts and other ingredients. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of November 30, 2023, the Company contracted for approximately $229,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated.  At November 30, 2023, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Franchising, Production, Retail Stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Chief Operating Decision Maker evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended November 30, 2023	Franchising	Production	Retail	Unallocated	Total
Total revenues	$1,275,700	$6,394,694	$363,584	$-	$8,033,978
Intersegment revenues	-	(336,577)	-	-	(336,577)
Revenue from external customers	1,275,700	6,058,117	363,584	-	7,697,401
Segment profit (loss)	299,677	286,858	30,374	(1,373,627)	(756,718)
Total assets	1,154,926	12,713,718	493,498	6,918,241	21,280,383
Capital expenditures	20,751	1,134,371	249	128,152	1,283,523
Total depreciation & amortization	$7,217	$188,708	$2,445	$25,107	$223,477

Three Months Ended November 30, 2022	Franchising	Production	Retail	Unallocated	Total
Total revenues	$1,239,938	$7,629,146	$301,594	$-	$9,170,678
Intersegment revenues	(1,379)	(344,206)	-	-	(345,585)
Revenue from external customers	1,238,559	7,284,940	301,594	-	8,825,093
Segment profit (loss)	337,225	1,534,725	45,035	(2,113,142)	(196,157)
Total assets	1,010,798	13,639,903	624,705	5,428,786	20,704,192
Capital expenditures	15,925	150,735	4,860	-	171,520
Total depreciation & amortization	$8,432	$161,515	$1,407	$17,643	$188,997

Nine Months Ended November 30, 2023	Franchising	Production	Retail	Unallocated	Total
Total revenues	$4,238,017	$16,385,975	$864,400	$-	$21,488,392
Intersegment revenues	(493)	(796,634)	-	-	(797,127)
Revenue from external customers	4,237,524	15,589,341	864,400	-	20,691,265
Segment profit (loss)	1,266,668	421,613	60,216	(5,031,779)	(3,283,282)
Total assets	1,154,926	12,713,718	493,498	6,918,241	21,280,383
Capital expenditures	52,848	2,166,138	19,761	378,279	2,617,026
Total depreciation & amortization	$22,793	$544,691	$5,430	$67,018	$639,932

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended November 30, 2022	Franchising	Production	Retail	Unallocated	Total
Total revenues	$4,222,694	$18,143,863	$815,197	$-	$23,181,754
Intersegment revenues	(3,994)	(893,113)	-	-	(897,107)
Revenue from external customers	4,218,700	17,250,750	815,197	-	22,284,647
Segment profit (loss)	1,756,239	3,062,876	27,947	(7,779,818)	(2,932,756)
Total assets	1,010,798	13,639,903	624,705	5,428,786	20,704,192
Capital expenditures	17,106	685,420	5,435	70,224	778,185
Total depreciation & amortization	$25,871	$484,980	$4,231	$52,332	$567,414

NOTE 14 – CONTESTED SOLICITATION OF PROXIES

Contested Solicitation of Proxies

During the three and nine months ended November 30, 2022, the Company incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three and nine months ended November 30, 2022, the Company incurred approximately $764,000 and $2.9 million, respectively, of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three and nine months ended November 30, 2023. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

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

During the fiscal year ended February 28, 2023, the Company incurred a significant loss before income taxes, primarily as a result of substantial costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. Management evaluated recent losses before income taxes and determined that it is no longer more likely than not that our deferred income taxes are fully realized. Because of this determination, the Company reserved for approximately $2.0 million of deferred tax assets. As of November 30, 2023, the Company has a full valuation allowance against its deferred tax assets.

NOTE 16 – DISCONTINUED OPERATIONS

On February 24, 2023 and May 1, 2023, the Company entered into agreements to sell: 1) all operating assets and inventory associated with the Company’s three U-Swirl Company-owned locations, and 2) all franchise rights and intangible assets associated with the franchise operations of U-Swirl, respectively. The May 1, 2023 sale was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated May 1, 2023, by and among the Company, as guarantor, U Swirl as seller, LLC (“Purchaser”), a related company of Fosters Freeze, Inc., a California corporation. Pursuant to the Asset Purchase Agreement, on the Closing Date, Purchaser paid to U-Swirl $2,757,738, consisting of approximately (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note in the aggregate original principal amount of $1.0 million. As a result of these asset sales, the activities of the Company’s subsidiary, U-Swirl, which were previously recorded to the U-Swirl operating segment are reported as discontinued operations in the consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows for all periods presented. The majority of the assets and liabilities of U-Swirl met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the respective statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

On October 31, 2023, we filed a certificate of dissolution with the Secretary of State of the State of Nevada with respect to U-Swirl. As a result, U-Swirl is effectively fully dissolved and no longer in legal existence.

The following table discloses the results of operations of the businesses reported as discontinued operations for the three and nine months ended November 30, 2023 and 2022:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2023	2022	2023	2022
Total Revenue	$-	$650,288	$212,242	$2,542,991
Cost of sales	-	142,218	-	528,759
Operating Expenses	-	523,892	143,198	1,661,310
Gain on disposal of assets	-	-	(634,790)	-
Other income (expense), net	-	-	-	-
Earnings (loss) from discontinued operations before income taxes	-	(15,822)	703,834	352,922
Income tax provision (benefit)	-	-	-	686,613
Earnings (loss) from discontinued operations, net of tax	$-	$(15,822)	$703,834	$(333,691)

The following table reflects the summary of assets and liabilities held for sale for U-Swirl as of November 30, 2023 and February 28, 2023, respectively:

	November 30,	February 28,
	2023	2023
Accounts and notes receivable, net	$-	$75,914
Inventory, net	-	6,067
Other	-	1,023
Current assets held for sale	-	83,004

Franchise rights, net	-	1,708,336
Intangible assets, net	-	48,095
Other	-	9,415
Long-term assets held for sale	-	1,765,846
Total Assets Held for Sale	-	1,848,850

Accounts payable	-	125,802
Accrued compensation	-	11,205
Accrued liabilities	-	11,981
Contract liabilities	-	29,951
Current liabilities held for sale	-	178,939

Contract liabilities, less current portion	-	184,142
Long term liabilities held for sale	-	184,142
Total Liabilities Held for Sale	$-	$363,081

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES
NOTES TO INTERIM (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gain recognized during the three months ended November 30, 2023 related to the sale of assets on May 1, 2023, as described above:

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

Overview

We are an international franchisor, confectionery producer, and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolates and other confectionery products (“Durango Products”). Our revenues and profitability are derived principally from our franchised/licensed network of retail stores that feature chocolate and other confectionary products including gourmet caramel apples. We also sell our candy outside of our network of retail stores. As of November 30, 2023, there were two Company-owned, 113 licensee-owned and 156 franchised Rocky Mountain Chocolate stores operating in 37 U.S. states, Panama, and the Philippines.

Recent Developments

On November 10, 2023, our board of directors adopted stock ownership guidelines for our non-employee directors and executive officers. Under the guidelines, non-employee directors are required to own certain eligible securities (“Eligible Shares”) of the Company worth three (3) times the cash portion of their annual directors’ base fees paid in cash, not including any retainers for service as the Board Chair or as a Board Committee Chair. Our Chief Executive Officer is required to own Eligible Shares worth three (3) times his base salary. Other executive officers of the Company are required to own Eligible Shares worth one (1) times their base salary. Non-employee directors elected prior to November 16, 2021 will have five (5) years from November 16, 2021 to meet the holding requirements. Non-employee directors elected after November 16, 2021 and up to November 10, 2023, will have five (5) years from the date of his or her election to meet the holding requirements. Executive officers serving as of November 10, 2023 will have five (5) years from that date to meet the minimum ownership requirement. All directors and executive officers who are elected or appointed after November 10, 2023 will have five (5) years from the time they are elected or appointed to meet the minimum ownership requirement.

Labor and Supply Chain

As a result of macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue to experience higher raw material, labor, and freight costs. For additional information, see Part I, Item 1A. “Risk Factors” in our Annual Report.

Contested Solicitation of Proxies

During the three and nine months ended November 30, 2022, we incurred costs associated with a stockholder’s contested solicitation of proxies in connection with its 2022 annual meeting of stockholders. During the three and nine months ended November 30, 2022, we incurred approximately $764,000 and $2.9 million, respectively, of costs associated with the contested solicitation of proxies, compared with no comparable costs incurred in the three and nine months ended November 30, 2023. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Results of Operations

Three Months Ended November 30, 2023, Compared to the Three Months Ended November 30, 2022

Results Summary

Basic loss per share from continuing operations increased from $(0.03) per share in the three months ended November 30, 2022 to a loss of $(0.12) per share in the three months ended November 30, 2023. Revenues from continuing operations decreased from $8.8 million in the three months ended November 30, 2022 to $7.7 million in the three months ended November 30, 2023. Loss from continuing operations increased from $0.2 million in the three months ended November 30, 2022 to a loss from continuing operations of $0.7 million in the three months ended November 30, 2023.

Revenues

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change
Durango Product sales	$6,058	$7,285	$(1,227)	(16.8)%
Retail sales	$364	$302	$62	20.6%
Franchise fees	$41	$49	$(8)	(16.2)%
Royalty and marketing fees	$1,235	$1,190	$45	3.8%
Total	$7,697	$8,825	$(1,128)	(12.8)%

Durango Product Sales

The decrease in Durango Product sales for the three months ended November 30, 2023, compared to the three months ended November 30, 2022, was due to a 16.8%, or $1.2 million, decrease in shipments of product to our franchise network of franchised and licensed retails stores and to our outside omni-channel customers. Shipments to our network of franchised and licensed retail stores decreased by 15.7%, or $0.9 million. Shipment of products to our outside omni-channel network decreased by $0.3 million or 20.6% during the three months ended November 30, 2023, when compared to the three months ended November 30, 2022.

Retail Sales

Retail sales at Company-owned stores increased 20.6% during the three months ended November 30, 2023 compared to the three months ended November 30, 2022. This increase was the result of the opening of a second Company-owned store in July 2023. Additionally, retail sales at our Company-owned store in Durango, Colorado, which was open in all periods, decreased by 1.1% during the three months ended November 30, 2023 compared to the three months ended November 30, 2022.

Royalties, Marketing Fees, and Franchise Fees

The increase in royalties and marketing fees from the three months ended November 30, 2022 to the three months ended November 30, 2023 was primarily due to an increase in royalty revenue as a result of the Company’s purchase based royalty structure and an increase in same store sales at domestic Rocky Mountain Chocolate locations. Same store sales at domestic franchise Rocky Mountain Chocolate locations increased by 2.1% during the three months ended November 30, 2023 when compared to the three months ended November 30, 2022.

The decrease in franchise fee revenue for the three months ended November 30, 2023, compared to the three months ended November 30, 2022 was the result of fewer franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change

Cost of sales - Durango Product	5,631	5,614	17	0.3%
Cost of sales - retail	138	114	24	21.4%
Franchise costs	577	477	100	21.0%
Sales and marketing	532	573	(41)	(7.2)%
General and administrative	1,333	2,081	(747)	(35.9)%
Retail operating	186	138	48	35.1%
Total	8,397	8,995	(599)	(6.7)%

Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	428	1,671	(1,244)	(74.4)%
Retail gross margin	226	188	38	20.0%
Total	653	1,859	(1,206)	(64.9)%

	Three Months Ended
	November 30,		%	%
	2023	2022	Change	Change
(Percent)
Durango Product gross margin	7.1%	22.9%	(15.8)%	(69.0)%
Retail gross margin	62.0%	62.3%	(0.3)%	(0.5)%
Total	10.2%	24.5%	(14.3)%	(58.4)%

Adjusted Gross Margin

	Three Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	428	1,671	(1,244)	(74.4)%
Plus: depreciation and amortization	188	160	28	17.2%
Durango Product adjusted gross margin (non-GAAP measure)	615	1,831	(1,216)	(66.4)%
Retail gross margin	226	188	38	20.0%
Total Adjusted Gross Margin (non-GAAP measure)	841	2,019	(1,179)	(58.4)%

Durango Product adjusted gross margin (non-GAAP measure)	10.2%	25.1%	(14.9)%	(59.4)%
Retail gross margin	62.0%	62.3%	(0.3)%	(0.5)%
Total Adjusted Gross Margin (non-GAAP measure)	13.1%	26.6%	(13.5)%	(50.8)%

Non-GAAP Measures

In addition to the results provided in accordance with GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP. Adjusted gross margin and Durango Product adjusted gross margin are non-GAAP measures. Adjusted gross margin is equal to the sum of our Durango Product adjusted gross margin plus our retail gross margin calculated in accordance with GAAP. Durango Product adjusted gross margin is equal to Durango Product gross margin plus depreciation and amortization expense. We believe adjusted gross margin and Durango Product adjusted gross margin are helpful in understanding our past performance as a supplement to gross margin, Durango Product gross margin and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin and Durango Product adjusted gross margin are useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin and Durango Product adjusted gross margin rather than gross margin and Durango Product gross margin to make incremental pricing decisions. Adjusted gross margin and Durango Product adjusted gross margin have limitations as analytical tools because they exclude the impact of depreciation and amortization expense and should not be considered in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary component of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin and Durango Product adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin and Durango Product gross margin.

Cost of Sales and Gross Margin

Durango Product gross margins decreased to 7.1% in the three months ended November 30, 2023 compared to 22.9% during the three months ended November 30, 2022, due primarily to a 20.7% increase in overhead costs, and an increase in other costs from hourly wage and raw material inflation realized in the three months ended November 30, 2023 compared to the three months ended November 30, 2022.

Retail gross margins were relatively flat for the three months ended November 30, 2023 compared to November 30, 2022.

Franchise Costs

The increase in franchise costs in the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was due primarily to an increase compensation expense and an increase in travel expenses. As a percentage of total royalty, marketing fees and franchise fee revenue, franchise costs increased to 45.2% in the three months ended November 30, 2023 from 38.5% in the three months ended November 30, 2022. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of unchanged royalty revenues and higher franchise costs during the three months ended November 30, 2023.

Sales and Marketing

Sales and marketing costs decreased for the three months ended November 30, 2023 to $0.5 million compared to $0.6 million for the three months ended November 30, 2022. The decrease was primarily due to lower spending on advertising and collateral production.

General and Administrative

The decrease in general and administrative costs for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was due primarily to a decrease in professional fees related to the costs associated with the contested solicitation of proxies in 2022. As a percentage of total revenues, general and administrative expenses decreased to 17.3% in the three months ended November 30, 2023 compared to 23.6% in the three months ended November 30, 2022.

Retail Operating Expenses

The increase in retail operating expenses for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 was due primarily the conversion of a franchise unit into a Company-owned unit in July 2023. Retail operating expenses, as a percentage of retail sales, increased from 45.7% in the three months ended November 30, 2022 to 51.2% in the three months ended November 30, 2023. This increase is primarily the result of opening costs for the new Company store in Corpus Christi, TX.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $36,000 in the three months ended November 30, 2023, an increase of 24.1% from $29,000 in the three months ended November 30, 2022. Depreciation and amortization included in cost of sales increased 17.5% to $188,000 in the three months ended November 30, 2023 compared to $160,000 in the three months ended November 30, 2022. This increase was the result of acquiring new equipment for production and the associated increase in depreciation expense.

Other Income

Net other income was $18,600 in the three months ended November 30, 2023 compared to net other income of $3,100 incurred in the three months ended November 30, 2022.

Income Tax Expense

During the three months ended November 30, 2023 and 2022, we did not incur any income tax benefit on a loss before income taxes of $717,000 and $196,000, respectively. See Note 14 to the financial statements for a description of income taxes, deferred tax assets and associated reserves.

Nine Months Ended November 30, 2023 Compared to the Nine Months Ended November 30, 2022

Results Summary

Basic loss per share from continuing operations decreased from $(0.58) per share for the nine months ended November 30, 2022, to a net loss of $(0.51) per share for the nine months ended November 30, 2023.  Revenues from continuing operations decreased 7.2% from $22.3 million for the nine months ended November 30, 2022, to $20.7 million for the nine months ended November 30, 2023. Loss from continuing operations increased from $2.9 million for the nine months ended November 30, 2022, to a loss from continuing operations of $3.3 million for the nine months ended November 30, 2023.  Net loss from continuing operations decreased from $3.6 million for the nine months ended November 30, 2022, to a net loss of $3.2 million for the nine months ended November 30, 2023.

Revenues

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change
Durango Product sales	15,589	17,251	(1,661)	(9.6)%
Retail sales	864	815	49	6.0%
Franchise fees	127	148	(21)	(14.1)%
Royalty and marketing fees	4,111	4,071	40	1.0%
Total	20,691	22,285	(1,593)	(7.2)%

Durango Product Sales

The decrease in Durango Product sales for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022, was due to a 9.6%, or $1.6 million, decrease in shipments of product to our franchise network of franchised and licensed retails stores and to our outside omni-channel customers. Shipments to our network of franchised and licensed retail stores decreased by 7.0%, or $1.0 million. Shipment of products to our outside omni-channel network decreased by $0.6 million or 25.3% during the nine months ending November 30, 2023, when compared to the nine months ended November 30, 2022.

Retail Sales

Retail sales at Company-owned stores increased 6.0% during the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022. This increase was primarily the result of the opening of a second company store in July 2023. This was partially offset by the sale of a Company-owned store in the prior year (which resulted in only one remaining company-owned store). Retail sales at our Company-owned store in Durango, CO increased 6.2% during the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees were approximately unchanged from the nine months ended November 30, 2022 to the nine months ended November 30, 2023. Same store sales at domestic franchise Rocky Mountain Chocolate locations decreased by 1.3% during the nine months ended November 30, 2023 when compared to the nine months ended November 30, 2022.

The decrease in franchise fee revenue for the three months ended November 30, 2023, compared to the three months ended November 30, 2022 was the result of fewer franchise agreements outstanding and subject to revenue recognition.

Costs and Expenses

Cost of Sales

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change

Cost of sales - Durango Product	14,844	13,823	1,021	7.4%
Cost of sales - retail	316	320	(4)	(1.4)%
Franchise costs	1,870	1,344	525	39.1%
Sales and marketing	1,447	1,482	(35)	(2.4)%
General and administrative	4,952	7,723	(2,771)	(35.9)%
Retail operating	451	447	4	0.8%
Total	23,880	25,140	(1,260)	(5.0)%

Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	746	3,428	(2,682)	(78.2)%
Retail gross margin	549	495	54	10.8%
Total	1,294.3	3,922.7	(2,628.4)	(67.0)%

	Nine Months Ended
	November 30,		%	%
	2023	2022	Change	Change
(Percent)
Durango Product gross margin	4.8%	19.9%	(15.1)%	(75.9)%
Retail gross margin	63.5%	60.7%	2.7%	4.5%
Total	7.9%	21.7%	(13.8)%	(63.8)%

Adjusted Gross Margin

	Nine Months Ended
	November 30,		$	%
($'s in thousands)	2023	2022	Change	Change

Durango Product gross margin	746	3,428	(2,682)	(78.2)%
Plus: depreciation and amortization	541	480	61	12.6%
Durango Product adjusted gross margin (non-GAAP measure)	1,287	3,908	(2,621)	(67.1)%
Retail gross margin	549	495	54	10.8%
Total Adjusted Gross Margin (non-GAAP measure)	1,835	4,403	(2,568)	(58.3)%

Durango Product adjusted gross margin (non-GAAP measure)	8.3%	22.7%	(14.4)%	(63.6)%
Retail gross margin	63.5%	60.7%	2.7%	4.5%
Total Adjusted Gross Margin (non-GAAP measure)	11.2%	24.4%	(13.2)%	(54.2)%

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

Cost of Sales and Gross Margin

Durango Product gross margins decreased to 4.8% in the nine months ended November 30, 2023 compared to 19.9% during the nine months ended November 30, 2022, due primarily to a 15.2% decrease in production volume, a 21.9% increase in overhead costs and an increase in other costs associated with hourly wage and raw material inflation realized in the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022.

Retail gross margins increased from 60.7% during the nine months ended November 30, 2022 to 63.5% during the nine months ended November 30, 2023. The increase in retail gross margins was primarily the result of improved management of costs and expenses. This was the result of the hiring of a dedicated experienced general manager in our Durango, CO store early in 2023.

Franchise Costs

The increase in franchise costs in the nine months ended November 30, 2023 compared to the nine months ended November 30, 2022 was due primarily to an increase in professional fees, an increase in stock compensation expense and an increase in travel expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 44.1% in the nine months ended November 30, 2023 from 31.9% in the nine months ended November 30, 2022. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher franchise costs during the nine months ended November 30, 2023.

Sales and Marketing

Sales and marketing costs were approximately unchanged for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022.

General and Administrative

The decrease in general and administrative costs for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022 was due primarily to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During the nine months ended November 30, 2022, the Company incurred approximately $2.9 million of costs associated with the contested solicitation of proxies, compared with no costs associated with a contested solicitation of proxies during the nine months ended November 30, 2023. During the nine months ended November 30, 2022, the Company also incurred increased professional fees related to legal support for our Board of Directors and legal costs associated with compensation arrangements for our former Chief Executive Officer and Chief Financial Officer and legal and professional costs associated with the search for, and appointment of, a new Chief Executive Officer and a new Chief Financial Officer, with no comparable costs incurred during the nine months ended November 30, 2023. Additionally, during the nine months ended November 30, 2022, the Company had recorded $859,000 of severance compensation as a result of an executive’s departure last year with no comparable compensation costs in G&A during the nine months ended November 30, 2023. As a percentage of total revenues, general and administrative expenses decreased to 23.9% in the nine months ended November 30, 2023, compared to 34.7% in the nine months ended November 30, 2022.

Retail Operating Expenses

The decrease in retail operating expenses for the nine months ended November 30, 2023, compared to the nine months ended November 30, 2022, was due primarily to a change in Company-owned stores in operation, the result of the sale of a Company-owned store in the prior year and the conversion of a franchise store into a Company owned store in July 2023. Retail operating expenses, as a percentage of retail sales, decreased from 39.3% in the nine months ended November 30, 2022, to 36.5% in the nine months ended November 30, 2023. This decrease is primarily the result of lower retail operating expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $99,000 in the nine months ended November 30, 2023, an increase of 13.7% from $87,000 in the nine months ended November 30, 2022. Depreciation and amortization included in cost of sales increased 12.7% from $480,000 in the nine months ended November 30, 2022 to $541,000 in the nine months ended November 30, 2023. This increase was the result of acquiring new equipment for production and the associated increase to depreciation expense.

Other Income

Net other income was $44,000 in the nine months ended November 30, 2023, compared to other income of $10,000 during the nine months ended November 30, 2022. This increase was primarily the result of an increase in interest income on our note receivable.

Income Tax Expense

During the nine months ended November 30, 2023, we did not incur any income tax benefit on a loss before income taxes of $3.2 million. During the nine months ended November 30, 2022, we incurred income tax expense of $702,000 on a loss before income taxes of $2.9 million. This expense was the result of recording a full reserve on our deferred income tax assets. See Note 14 to the financial statements for a description of income taxes, deferred tax assets and associated reserves.

Liquidity and Capital Resources

As of November 30, 2023, working capital was $3.0 million, compared to $6.2 million as of February 28, 2023, a decrease of $3.2 million. The decrease in working capital was primarily due to operating activities.

Cash and cash equivalent balances decreased approximately $2.6 million to $2.1 million as of November 30, 2023 compared to $4.7 million as of February 28, 2023. This decrease in cash and cash equivalents was primarily due to proceeds from the sale of U-Swirl assets more than offset by operating results and the purchase of property and equipment. Our current ratio was 1.5 to 1 at November 30, 2023 compared to 2.2 to 1 at February 28, 2023. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the nine months ended November 30, 2023, we had a net loss of $2.5 million. Operating activities used cash of $2.5 million, primarily the result of the Net loss for the nine months ended November 30, 2023. During the comparable 2022 period, we had a net loss of $3.9 million, and cash used in operating activities of $3.6 million.

During the nine months ended November 30, 2023, investing activities used cash of $1.1 million, primarily due to the purchases of property and equipment of $2.5 million. This was partially offset by cash provided by discontinued operation (the result of the sale of U-Swirl assets) of $1.4 million. In comparison, investing activities used cash of $0.8 million during the nine months ended November 30, 2022, primarily due to the purchase of property and equipment.

We borrowed $1.0 million on our line of credit during the quarter which provided cash from financing activities.

Revolving Line of Credit

Pursuant to a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”), we have a $4.0 million credit line for general corporate and working capital purposes, of which $3.0 million was available for borrowing (subject to certain borrowing-based limitations) as of November 30, 2023 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.68% at November 30, 2023 and 6.92% at February 28, 2023). Additionally, the Credit Line is subject to various financial ratio and leverage covenants.

As of November 30, 2023 we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of November 30, 2023 was 1.42 to 1. We have requested a waiver from the Lender, but we have not yet received approval. We were in compliance, however, with all other aspects of the Credit Agreement.

As a result of our noncompliance, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of all funds drawn down under the Credit Line. As of November 30, 2023 and as of the date of this Quarterly Report, we had enough cash on hand to satisfy our obligations under the Credit Line if the Lender exercised its option to demand repayment. If the Lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

In addition, the Lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the Lender were to decline to grant us a waiver and instead demand repayment in the future, we may need to seek alternative financing to pay these obligations as the Company may not have sufficient facilities or sufficient cash on hand at that time to satisfy these obligations.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from the Lender and/or amending our Credit Line facility. We are also exploring supplemental debt facilities for other operational activities.

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023 describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2023.

Off-Balance Sheet Arrangements

As of November 30, 2023, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of November 30, 2023, we had purchase obligations of approximately $229,000. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our production.

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

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended February 28, 2023 and Part I, Item 4 of our Quarterly Reports on Form 10-Q for the three months ended May 31, 2023 and six months ended August 31,2023, management concluded that our internal control over financial reporting was not effective as of February 28, 2023, May 31, 2023, and August 31, 2023 due to a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in accordance with GAAP.

During the previous fiscal quarter, we implemented a remediation plan to address the material weakness described above by retaining the assistance of several accounting experts to assist us in the accounting and reporting of complex, non-routine transactions. Although management believes that it has taken the necessary steps to resolve the material weakness, it may not be considered completely remediated until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of the current fiscal year.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and in light of the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2023.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Third Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 12, 2023).

10.1

Second Amendment to Credit Agreement, effective September 28, 2023, by and between Wells Fargo Bank, National Association, and Rocky Mountain Chocolate Factory, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2023).

10.2

Revolving Line of Credit Note, effective September 28, 2023, made by Rocky Mountain Chocolate Factory, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2023).

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

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: January 16, 2024	/s/ Allen Arroyo
Allen Arroyo, Chief Financial Officer