Form 10-K
period 2024-02-29
Rocky Mountain Chocolate Factory, Inc.
filed 2024-06-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $27,685,881. For purposes of this calculation, shares of common stock beneficially owned by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2024, there were 6,332,506 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 29, 2024.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. All statements other than statements of historical fact are “forward-looking statements,” including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, or capital expenditures; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among others, words such as “will,” “may,” “would,” “could,” “might,” “likely,” “objective,” “predict,” “project,” “drive,” “seek,” “aim,” “target,” “outlook,” “continue” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” or similar expressions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or implied. Although it is not possible to predict or identify all such risks and uncertainties, they include, but are not limited to, the factors discussed in Item 1A. “Risk Factors” of Part I of this Annual Report and as described elsewhere in this Annual Report. All forward-looking statements are expressly qualified in their entirety by these and other cautionary statements that we make from time to time in our other SEC filings and public communications. You should evaluate forward-looking statements in the context of these risks and uncertainties and are cautioned not to place undue reliance on such statements. Forward-looking statements in this Annual Report are made only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statement except as may be required by law.

PART I.

ITEM 1. BUSINESS

Our Company

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company,” “Rocky Mountain,” “we,” “us,” or “our”), including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”), is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate candies and other confectionery products (“Durango Products”). Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionary products. We also sell our candy in select locations outside of our system of retail stores. As of February 29, 2024, we operated 2 Company-owned and had 115 licensee-owned and 152 Rocky Mountain Chocolate Factory franchised stores spread across 36 states and the Philippines.

In fiscal year (“FY”) 2024, roughly half of all retail store sales were of the products prepared on premises and the other half were of products purchased from our Durango plant. We believe that in-store product preparation creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

Our principal competitive advantage lies in our brand name recognition, and reputation for the quality, variety and taste of our products. Further, we believe the ambiance of our stores, our expertise in the production of chocolate candy products, the merchandising and marketing of confectionary products, and the control and training infrastructures we have implemented to ensure consistent customer service and execution of successful practices and techniques at our stores provides Rocky Mountain Chocolate Factory with a unique franchise offering.

We believe our production expertise and reputation for quality has facilitated the sale of select products through Specialty Markets. We are currently selling our products in a select number of Specialty Markets, including wholesale, fundraising, corporate sales, e-commerce, and private label (collectively “Specialty Markets”).

Our consolidated revenues in FY 2024 were primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products produced by us (74%-77%-76% in 2024, 2023 and 2022 respectively); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products produced by us) (5%-3%-4%), and (iii) the collection of initial franchise, royalties and marketing fees from franchisees (21%-20%-20%). For FY 2024, nearly all of our revenues were derived from domestic sources, with less than 1% derived from international sources. As described below, the Company sold its frozen yogurt business subsequent to the end of FY 2023.

Sale of Frozen Yogurt Business

On May 1, 2023, subsequent to the end of FY 2023, we completed the sale of substantially all of the assets of its wholly-owned subsidiary and frozen yogurt business, U-Swirl International, Inc. (“U-Swirl”). The aggregate sale price of U-Swirl was $2.75 million, consisting of (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note. The business divestiture of the U-Swirl segment was preceded by a separate sale of our three owned U-Swirl locations on February 24, 2023. With the sale of our frozen yogurt segment on May 1, 2023, we continue to focus on our confectionery business to further enhance our competitive position and operating margin, simplify our business model, and deliver sustainable value to our stockholders. The consolidated financial statements present the historical financial results of the former U-Swirl segment as discontinued operations for all periods presented. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data", of this Annual Report for information on this divestiture.

Business Strategy

Our updated long term strategic objective is to build upon the solid market position of our brand and high-quality products to create a world-class experience for consumers of premium chocolate and confectionary products, whether in premium confection stores operated by our franchisees or by us, or purchased from us through a variety of other channels. We intend to lead this effort through the delivery of an exceptional store experience and development of category leadership through innovation. To accomplish this objective, we will employ a business strategy that includes the elements set forth below.

Product Quality and Variety

We maintain the gourmet taste and quality of our chocolate products by using the finest chocolate and other wholesome ingredients. We use our proprietary recipes, primarily developed by our master candy makers. A typical Rocky Mountain Chocolate Factory store offers up to 100 of our chocolate products throughout the year and as many as 200, including many packaged products, during holiday seasons. Individual stores also offer numerous varieties of gourmet caramel apples as well as other products prepared in the store from Company recipes. We continue to enhance our product development and innovation capabilities through the Company’s in-house R&D department.

Store Atmosphere and Ambiance

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, each Rocky Mountain Chocolate Factory store prepares numerous products, including caramel apples, in the store. In-store preparation is designed to be both fun and entertaining for customers. We believe the in-store preparation and aroma of our products enhances the ambiance at Rocky Mountain Chocolate Factory stores, and conveys an image of freshness and homemade quality. We have been, and are committed to, deploying increased resources to our retail store network to further improve the store experience and enhance profitability, all while maintaining brand standards.

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

Increase Same Store Retail Sales at Existing Rocky Mountain Chocolate Factory Stores

We seek to increase profitability of our store system by increasing sales at existing store locations through a combination of offering the optimal product assortment to stores, improving order fulfillment, facilitating increased product availability to stores through streamlined logistics, and providing Company personnel to help franchised locations improve their sales and profitability. We estimate that a 10% system-wide increase in revenues from our existing store base would be the equivalent of opening 15 new stores.

Changes in system-wide domestic same store retail sales at Rocky Mountain Chocolate Factory locations are as follows:

FY 2020 compared to FY 2019	0.5%
FY 2021 compared to FY 2020	(24.8)%
FY 2022 compared to FY 2021	62.4%
FY 2023 compared to FY 2022	0.5%
FY 2024 compared to FY 2023	(1.9)%

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

Increased System-Wide Annual Unit Volume (“AUV”)

A critical part of success in selling new franchises is the attractiveness of store level economics, which include robust and expanding system-wide annual sales. For FY 2024 our AUV was approximately $570,000, which represents a 30% increase from the FY 2020 AUV of $437,000.

Enhanced Operating Efficiencies

We have added highly experienced production and supply chain talent in order to bring sustained operating efficiencies to our Durango plant. In addition to such actions as investing in new and more efficient production equipment, we are rationalizing our portfolio of products and streamlining production lines to reduce labor costs as well as improve product quality and consistency.

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

Multi-unit Operators

We have historically focused our franchise marketing efforts on single unit operators. By further enhancing our brand strength, product offering, and strong store experience, coupled with enhanced economics, we believe we will be able to appeal more, and market to, multi-unit operators looking to expand their portfolio of franchised opportunities into a premium chocolate franchise concept where we continue to identify substantial interest driven in large part by leased property owners.

Rocky Mountain Chocolate Factory Name Recognition and New Market Penetration

We believe the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky Mountain Chocolate Factory system currently is concentrated in the western and Rocky Mountain region of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. We believe this growth has further increased our name recognition and demand for our franchises. We believe that distribution of Rocky Mountain Chocolate Factory products through our Specialty Market business also increases name recognition and brand awareness in areas of the country in which we have not previously had a significant presence and we believe it will also improve and benefit our entire store system.

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike many other confectionery stores, each Rocky Mountain Chocolate Factory store prepares a variety of products, including caramel apples and fudge, in the store. In FY 2024, approximately one-half of the revenues of franchised stores were generated by sales of products prepared on premises. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, conveys an image of freshness and homemade quality.

The average store size is approximately 1,000 square feet, approximately 650 square feet of which is selling space. Most stores are open seven days a week.

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to develop retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 29, 2024, Cold Stone Creamery franchisees operated 104 co-branded locations, and U-Swirl franchisees operated 11 co-branded locations. As of February 29, 2024, the Company had 3 international units in operation, all within the Republic of the Philippines.

Products and Packaging

We produce approximately 400 chocolates and other confectionery products using proprietary recipes developed primarily by our master candy makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into approximately 250 varieties of packaged assortments. During the Christmas, Easter and other holiday seasons, we make a variety of seasonal items, including many candies offered in packages, that are specially designed for holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 400 chocolate candies and other confectionery products throughout the year and up to an additional 90 during the holiday seasons. Individual stores also offer more than 15 varieties of caramel apples and other products prepared in the store. In FY 2024, approximately one-half of the revenues of Rocky Mountain Chocolate Factory stores were generated by products produced at our Durango production facility, and one-half of products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and with a small amount of products such as ice cream, coffee and other sundries purchased from approved suppliers.

In FY 2024, approximately 10% of our Durango plant sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as Specialty Market customers, compared with 15% of our Durango plant sales resulting from Specialty Market customers in FY 2023. See Item 1A “Risk Factors—Risks Related to Our Company and Strategy—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.” These products are produced using the same quality ingredients and production processes as the products sold in our network of retail stores.

We use the finest chocolates, nutmeats and other wholesome ingredients in our confectionary products and continually strive to offer new items in order to maintain the excitement and appeal of our offerings. We develop special packaging for the holidays and seasonal offerings, and consumers can have their purchases packaged in decorative boxes and fancy tins throughout the year.

Operating Environment

Rocky Mountain Chocolate Factory

We currently establish Rocky Mountain Chocolate Factory stores in six primary environments: outlet centers, festival and community centers, regional centers, tourist areas, street fronts, airports and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic. Rocky Mountain Chocolate Factory domestic franchise locations in operation as of February 29, 2024, include:

Outlet Centers	19.4%
Festival/Community Centers	20.8%
Regional Centers	19.5%
Tourist Areas	20.8%
Street Fronts	10.1%
Airports	5.4%
Other	4.0%

Outlet Centers

As of February 29, 2024, there were approximately 29 Rocky Mountain Chocolate Factory stores in outlet centers. We have established business relationships with a number of the major outlet center developers in the United States. Although not all factory outlet centers provide desirable locations for our stores, we believe our relationships with these developers will provide us with the opportunity to take advantage of attractive sites in new and existing outlet centers.

Festival and Community Centers

As of February 29, 2024, there were approximately 31 Rocky Mountain Chocolate Factory stores in festival and community centers. Festival and community centers offer retail shopping outside of traditional regional and outlet center shopping.

Regional Centers

As of February 29, 2024, there were Rocky Mountain Chocolate Factory stores in approximately 29 regional centers, including a location in the Mall of America in Bloomington, Minnesota. Although they often provide favorable levels of foot traffic, regional centers typically involve more expensive rent structures and competing food and beverage concepts.

Tourist Areas, Street Fronts, Airports and Other Entertainment-Oriented Shopping Centers

As of February 29, 2024, there were approximately 31 Rocky Mountain Chocolate Factory stores in locations considered to be tourist areas. Tourist areas are very attractive locations because they offer high levels of foot traffic and favorable customer spending characteristics, and greatly increase our visibility and name recognition. We believe there are a number of other environments that have the characteristics necessary for the successful operation of Rocky Mountain Chocolate Factory stores such as airports and casinos. As of February 29, 2024, there were 8 franchised Rocky Mountain Chocolate Factory stores at airport locations.

Franchising Program

General

We continue to attract qualified and experienced franchisees, whom we consider to be a vital part of our continued growth. We believe our relationship with our franchisees is fundamental to the performance of our brand and we strive to maintain a collaborative relationship with our franchisees. Our franchising philosophy is one of service and commitment to our franchise system and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities. The Rocky Mountain Chocolate Factory concept has frequently been ranked in the Top 500 Franchises by Entrepreneur Magazine.

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred to us by existing franchisees, to interested consumers who have visited one of our domestic franchise locations and to existing franchisees. We also advertise for new franchisees in national and regional newspapers and online as suitable potential store locations come to our attention. We are exploring the use of third-party franchise lead generators to supplement our efforts. Franchisees are currently approved by a committee of the senior executive team based on the applicant's net worth and liquidity, business acumen, and prior experience with franchising and/or fast moving consumer goods (“FMCG”), together with an assessment of work ethic and personality compatibility with our operating philosophy.

International Franchising and Licensing

International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory in that country. License agreements are generally entered into for a period of 3-10 years and allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. Active international license agreements in place include the following:

•
In October 2014, we entered into a Licensing Agreement in the Republic of the Philippines. As of February 29, 2024, 3 units were operating under the agreement.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of February 29, 2024, Cold Stone Creamery franchisees operated 104 stores under this agreement.

Additionally, we allow U-Swirl brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of February 29, 2024, there were 11 U-Swirl cafés offering Rocky Mountain Chocolate Factory products.

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

Our operating objectives include providing knowledge and expertise in merchandising, marketing and customer service to all front-line store level employees to maximize their skills and ensure that they are fully versed in our operational techniques.

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

Operating standards for Rocky Mountain Chocolate Factory brand stores are set forth in operating manuals. These manuals cover general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our field consultants audit performance and adherence to our brand standards. We have the right to terminate any franchise agreement for non‑compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or from approved suppliers.

The Franchise Agreement: Terms and Conditions

The domestic offer and sales of our franchise concepts are made pursuant to the respective franchise disclosure document (FDD) prepared in accordance with federal and state laws and regulations. States that regulate the sale and operation of franchises require a franchisor to register or file certain notices with the state authorities prior to offering and selling franchises in those states.

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their stores. Chocolate products not made on premises by franchisees must be purchased from us or approved suppliers. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which in our judgment is likely to adversely affect the network system. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See “Regulation” below for additional information.

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

The term of franchise agreements signed before July 1, 2023 is ten years, and franchisees have the right to renew for one additional ten-year term. The term of franchise agreements signed after July 1, 2023 is ten years, and franchisees have the right to renew for two additional five-year terms. Our revised Franchise Agreement offers a flat royalty payment on all retail stores sales ranging from 6% to as low as 4% based upon the retail sales mix of Durango produced product sold in comparison to all retail store sales. These terms are only effective with Franchise Agreements entered into after July 1, 2023 or when a current franchise operator agrees to enter into a new agreement with the Company

Franchise Financing

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

In select instances, we have provided limited financing to franchisees. As a result, as of February 29, 2024, we have approximately $0.2 million of notes receivable as a result of financing our franchisees. When we finance franchisees the notes are secured by the assets financed.

Company Store Operations

As of February 29, 2024, there were two Company-owned Rocky Mountain Chocolate Factory stores. Our flagship store, located in Durango, Colorado, (“Flagship Store”) provides a training ground for Company personnel and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Production Operations

General

We manufacture our chocolate and confectionary products at our production facility in Durango, Colorado. All products are produced consistent with our philosophy of using the finest high-quality ingredients to achieve our marketing motto of “The Peak of Perfection in Handmade Chocolates®.”

We have always believed that we should control the production of our own chocolate products. By controlling operations and production, we are able to better maintain our high quality standards, offer unique proprietary products, control production and shipment schedules and potentially pursue new or under-utilized distribution channels.

Production Processes

The production process primarily involves cooking or preparing candy centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and we employ strict quality control procedures at every stage of the production process. We use a combination of manual and automated processes at production facility. Although we believe that it is currently preferable to perform certain production processes, such as the dipping of some large pieces by hand, automation increases the speed and efficiency of the production process. We have from time-to-time automated certain processes formerly performed by hand where it has become cost-effective for us to do so without compromising product quality or appearance.

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

The production and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various government agencies, including the Food and Drug Administration (“FDA”), the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate our businesses outside of the U.S.

We have a product quality and safety program. This program is integral to our supply chain platform and is intended to ensure that all products we purchase, produce, and distribute are safe, are of high quality and comply with applicable laws and regulations. Through our product quality and safety program, we evaluate our supply chain including ingredients, packaging, processes, products, distribution and the environment to determine where product quality and safety controls are necessary. We follow the FDA mandated Hazard Analysis and Risk-based Preventive Controls which includes a 12-step process to determine risks based on individual processes. To support this hazard analysis model, and in accordance with private and federal mandated requirements, we also adhere to all good manufacturing practices ("GMPs") including several supporting policies and procedures that ensure all risks identified are in control. Various government agencies and third-party firms, as well as our quality assurance staff, conduct audits of all facilities that produce our products to ensure effectiveness and compliance with our program and applicable laws and regulations.

Ingredients

The principal ingredients used in our products are chocolate, nuts, sugar, corn syrup, cream and butter. Our production facility receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to ensure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between six to eighteen months for these products. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for most essential ingredients and therefore believe that the loss of any one supplier would not have a material adverse effect on our business or results of operations. We currently purchase small amounts of finished candy from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores. As a result of recent macro-economic inflationary trends and disruptions to the global supply chain, we have experienced and may continue to experience higher raw material, labor, and freight costs.

Trucking Operations

We operate eight trucks and ship a substantial portion of our products from the production facility on our own fleet. Our trucking operations enable us to deliver our products to the stores quickly and cost-effectively. In addition, we back-haul our own ingredients and supplies, as well as products from third parties, on return trips, which helps achieve even greater efficiencies and cost savings.

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

Internet and Social Media

We’ve initiated a program to leverage the marketing benefits of various social media outlets. These lower-cost marketing opportunities leverage the positive feedback of our customers, expanding brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly and authentically with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a tool to build brand recognition, increase repeat exposure, and enhance dialogue with consumers about their preferences and needs. The majority of stores have location-specific Facebook® and Instagram® accounts dedicated to helping customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist stores in managing their online presence consistent with our brand and marketing efforts.

Competition

The retailing of confectionery products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those offered by our retail stores and Specialty Markets. Many of these competitors have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for attractive commercial real estate sites suitable for Rocky Mountain Chocolate Factory stores, store personnel and qualified franchisees.

We believe that our principal competitive strengths lie in our name recognition and our reputation for the quality, value, variety and taste of our products and the ambiance of our stores; our knowledge and experience in applying criteria for the selection of new store locations; our expertise in merchandising and marketing of chocolate and other confectionary products; and the control and training infrastructures we have implemented to ensure execution of successful practices and techniques at our retail store locations. In addition, by controlling the production of our own confectionary products, we can better maintain our high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

Trade Name and Trademarks

The trade name “Rocky Mountain Chocolate Factory®,” the phrases, “The Peak of Perfection in Handmade Chocolates®”, “America's Chocolatier®” as well as all other trademarks, service marks, symbols, slogans, emblems, logos and designs used in the Rocky Mountain Chocolate Factory system, are our proprietary rights. We believe all of the foregoing are of material importance to our business. The trademark “Rocky Mountain Chocolate Factory” is registered in the United States and Canada. Applications to register the Rocky Mountain Chocolate Factory trademark have been filed and/or obtained in certain foreign countries.

We have not attempted to obtain patent protection for the proprietary recipes developed by our master candy-maker and instead rely upon our ability to maintain the confidentiality of those recipes.

Environmental Matters

We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations. During FY 2024, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in FY 2025.

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

Regulation

Our two current Company-owned and other franchised Rocky Mountain Chocolate Factory stores are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approvals could delay or prevent the opening of new stores. New stores must also comply with landlord and developer criteria.

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

Companies engaged in the production, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time. Our product labeling is subject to and complies with the Nutrition Labeling and Education Act of 1990 and the Food Allergen Labeling and Consumer Protection Act of 2004.

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

Human Capital Resources

As of February 29, 2024, we employed approximately 160 people, including 135 full-time employees. Most employees, with the exception of store management, production management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to ensure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employees exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Our franchisees are independent business owners, their employees are not our employees and therefore are not included in our employee count.

Labor and Supply Chain

As a result of recent macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have seen labor and logistics challenges, which we believe have contributed to lower production facility, retail, and e-commerce sales of our products due to the availability of material, labor, and freight. In addition, we could experience additional lost sales opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our production facility, or if we or our franchisees experience delays in stocking our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of recent business developments.

Our principal executive offices are located at 265 Turner Drive, Durango, Colorado 81303, and our telephone number is (970) 259-0554. We have retail store locations throughout the Unites Stated and the Philippines. Our website address is www.rmcf.com. Information contained on or accessible through our websites is neither a part of this Annual Report nor incorporated by reference herein.

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

ITEM 1A. RISK FACTORS

Our business, results of operations and financial position are subject to various risks, including those discussed below, which may affect the value of our common stock. The following risk factors, which we believe represent the most significant factors that may make an investment in our common stock risky, may cause our actual results to differ materially from those projected in any forward-looking statement. You should carefully consider these factors, as well as the other information contained in this Annual Report, including the information set forth in “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Results of Operations and Financial Position,” when evaluating an investment in our common stock.

Risks Specific to Our Company and the Industry in Which We Operate

Our Sales To Specialty Market Customers, Customers Outside Our System Of Franchised Stores, Are Concentrated Among A Small Number Of Customers.

The Company has historically sold its product to relatively few customers outside its network of franchised and licensed locations (Specialty Market customers).

During FY 2024 our sales to Specialty Market customers were approximately $2.7 million or 10% of our total revenue.

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

Same Store Sales Have Fluctuated and Will Continue to Fluctuate.

Our same store sales, defined as year-over-year sales for a store that has been open for at least one year, have fluctuated in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations. Same store sales declined during FY 2021 and established the large negative percentage changes reflected above, primarily as a result of nearly all of the franchise stores being directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. Same store sales increased during FY 2022 and established the large positive percentage changes reflected above, primarily as a result of nearly all of the franchise stores being directly and positively impacted by a resurgence in consumer demand following the relaxing of many public health measures taken in response to COVID-19. If same store sales decline, we may experience a decrease in demand for products we sell and a decrease in revenue from royalty and marketing fees.

Higher Labor Costs, Increased Competition For Qualified Team Members And Ensuring Adequate Staffing Increases The Cost Of Doing Business. Additionally, Changes In Employment And Labor Laws, Including Health Care Legislation And Minimum Wage Increases, Could Increase Costs For Our System-Wide Operations.

Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in our stores in an intensely competitive environment. We and our franchisees have experienced, and could continue to experience, a shortage of labor for stores positions due to job market trends and conditions, which could decrease the pool of available qualified talent for key functions. Our ability to attract and retain hourly employees in our stores and factory has been impacted by these trends and conditions, and we expect staffing and labor challenges to continue into 2025. Increased costs associated with recruiting, motivating and retaining qualified employees to work in the Company-owned stores, franchised stores and our production facility have had, and may in the future have, a negative impact on our Company-owned store and production margins and the margins of franchised stores. Competition for qualified drivers for both our stores and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.

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

Companies engaged in the production, packaging and distribution of food products are subject to extensive regulation by various governmental agencies. A finding of failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of all or a portion of our facilities for an indeterminate period of time, and could have a material adverse effect on us and our results of operations.

Information Technology System Failures, Breaches Of Our Network Security Or Inability To Upgrade Or Expand Our Technological Capabilities Could Interrupt Our Operations And Adversely Affect Our Business.

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale (POS) processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, the importance of such information technology systems and networks increased in FY 2021 and continued into FY 2022, FY 2023 and FY 2024 due to many of our employees working remotely as a result of the COVID-19 pandemic.

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

•
Authorize the issuance of “blank check” preferred stock, which is preferred stock with voting or other rights or preferences that could impede a takeover attempt and that the Board of Directors can create and issue without prior stockholder approval;
•
Establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting;
•
Prohibit stockholder actions by written consent, which means all stockholder actions must be taken at a meeting of our stockholders; and
•
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

Our Common Stock Price May Be Volatile Or May Decline Regardless Of Our Operating Performance.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for such shares. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate, including those described elsewhere in this “Risk Factors” section and this Annual Report, as well as the following:

•
Our operating and financial performance and prospects;
•
Our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
Conditions that impact demand at our stores and for our products;
•
Future announcements concerning our business or our competitors’ businesses;
•
The public’s reaction to our press releases, other public announcements and filings with the SEC;
•
The size of our public float, and the trading volume of our common stock;
•
Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•
Market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•
Strategic actions by us or our competitors, such as acquisitions or restructurings;
•
Changes in laws or regulations which adversely affect our industry or us;
•
Changes in accounting standards, policies, guidance, interpretations or principles;
•
Changes in senior management or key personnel;
•
Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
Changes in our dividend policy;
•
Adverse resolution of new or pending litigation against us; and
•
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

Our Auditor’s Opinion on Our Audited Consolidated Financial Statements for the Year Ended February 29, 2024, included in this Annual Report, Contains an Explanatory Paragraph Relating to our Ability to Continue as a Going Concern.

During the year ended February 29, 2024, we incurred a net loss of $4.2 million and used cash in operating activities of $2.4 million. In addition, at February 29, 2024, we were in violation of a debt covenant for our $1.25 million outstanding line of credit where the lender can demand repayment. These factors raise substantial doubts about our ability to continue as a going concern within one year of the date that the consolidated financial statements included in this Annual Report are issued. Our auditor’s opinion on our audited consolidated financial statements for the year ended February 29, 2024 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are considering a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Our Inability to Meet a Financial Covenant Contained in our Revolving Credit Facility May Adversely Affect our Liquidity, Financial Condition and Results of Operations.

Pursuant to a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”), we have a $4.0 million credit line for general corporate and working capital purposes, of which $2.75 million was available for borrowing (subject to certain borrowing-based limitations) as of February 29, 2024 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.69% at February 29, 2024 and 6.92% at February 28, 2023). Additionally, the Credit Line is subject to various financial ratio and leverage covenants.

As of February 29, 2024, we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of February 29, 2024 was 1.19 to 1. In the past, we have requested, and the Lender has granted, waivers of our compliance with this requirement. We have requested a waiver from the Lender, but we have not yet received approval. There can be no assurance that the Lender will grant us a waiver for our current noncompliance or waivers for future noncompliance.

As a result of our noncompliance, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of all funds drawn down under the Credit Line. As of the date of this Annual Report, we do not have enough cash on hand to satisfy our obligations under the Credit Line if the Lender exercised its option to demand repayment. If the Lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement which would have an adverse effect on our liquidity, financial condition and results of operations.

In addition, the Lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the Lender were to decline to grant us a waiver and instead demand repayment in the future, we may need to seek alternative financing to pay these obligations as we may not have sufficient facilities or sufficient cash on hand at that time to satisfy these obligations.

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

A Significant Shift By Franchisees From Company-Manufactured Products To Products Produced By Third Parties Could Adversely Affect Our Operations.

In FY 2024, approximately one-half of the revenues of Rocky Mountain Chocolate Factory stores were generated by products produced at our Durango production facility, and one-half of products made in individual stores using our recipes and ingredients purchased from us or approved suppliers and with a small amount of products such as ice cream, coffee and other sundries purchased from approved suppliers. Franchisees' sales of products produced by us generate higher revenues to us than sales of store-made or other products. We have seen a significant increase in system-wide sales of store-made and other products, which has led to a decrease in purchases from us and has had an adverse effect on our revenues. If this trend continues, it could further adversely affect our total revenues and results of operations. Such a decrease could result from franchisees' decisions to sell more store-made products or products purchased from approved third party suppliers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats.

We are developing processes, that seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we use or will use, transmit, receive, and maintain. The processes for assessing, identifying, and managing material risks from cybersecurity threats include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks.

We have not experienced any material cybersecurity incidents, and the expenses incurred from any security incidents have been immaterial. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including potentially to our results of operations and financial condition. We rely extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks

ITEM 2. PROPERTIES

Our production operations and corporate headquarters are located at 265 Turner Drive, Durango, Colorado 81303, which is a 53,000 square foot manufacturing facility that we own. During FY 2024, our manufacturing operations produced approximately 1.61 million pounds of chocolate products, which was a decrease of approximately 4.7% from the approximately 1.69 million pounds produced in FY 2023. In addition to our production facility, we own a two-acre parcel adjacent to our production facility.

As of February 29, 2024, the Company had obligations for one non-cancelable lease for our Flagship Store having an expiration date of January 31, 2026, which contains an optional ten-year renewal right. We do not deem this store lease to be material in relation to our overall operations.

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

We may, from time to time, become involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations, and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market tier of the Nasdaq Stock Market LLC under the symbol “RMCF.”

Holders

On May 31, 2024, there were approximately 442 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Dividends

Although we have previously paid cash dividends on our common stock, we have no present intention of paying a cash dividend on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt and other factors that our board of directors deems relevant.

Unregistered sales of equity securities

In connection with the appointment of Scott Ouellet as Senior Vice President, Manufacturing and Supply Chain, the Compensation Committee of the Board of Directors approved an inducement award, in accordance with Nasdaq Listing Rule 5635(c)(4), to Mr. Ouellet, granted on September 18, 2023, consisting of an aggregate of 19,591 restricted stock units ("RSUs”). The RSUs were granted as an inducement material to Mr. Ouellet’s acceptance of employment as Senior Vice President, Manufacturing and Supply Chain, and were granted outside of the Company’s 2007 Equity Incentive Plan (as amended and restated).

The issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) is intended to assist in an understanding of our financial condition and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in Item 8 of this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report, particularly in Item 1A. “Risk Factors.”

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products (“Durango Products”). Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionary products including gourmet caramel apples. We also sell our confectionary products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of February 29, 2024, there was 2 Company-owned, 115 licensee-owned and 152 franchised Rocky Mountain Chocolate Factory stores operating in 36 states and the Philippines.

Recent Developments

On November 10, 2023, our board of directors adopted stock ownership guidelines for our non-employee directors and executive officers. Under the guidelines, non-employee directors are required to own certain eligible securities (“Eligible Shares”) of the Company worth three (3) times the cash portion of their annual directors’ base fees paid in cash, not including any retainers for service as the Board Chair or as a Board Committee Chair. Our Chief Executive Officer is required to own Eligible Shares worth three (3) times their base salary. Other executive officers of the Company are required to own Eligible Shares worth one (1) times their base salary. Non-employee directors elected prior to November 16, 2021 will have five (5) years from November 16, 2021 to meet the holding requirements. Non-employee directors elected after November 16, 2021 and up to November 10, 2023, will have five (5) years from the date of his or her election to meet the holding requirements. Executive officers serving as of November 10, 2023 will have five (5) years from that date to meet the minimum ownership requirement. All directors and executive officers who are elected or appointed after November 10, 2023 will have five (5) years from the time they are elected or appointed to meet the minimum ownership requirement.

On May 1, 2023, subsequent to the end of FY 2023, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and frozen yogurt business, U-Swirl International, Inc. The aggregate sale price of U-Swirl was $2.75 million, consisting of (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note. The business divestiture of the U-Swirl segment was preceded by a separate sale of the Company’s three owned U-Swirl locations on February 24, 2023. The consolidated financial statements present the historical financial results of the former U-Swirl segment as discontinued operations for all periods presented. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data“, of this Annual Report for information on this divestiture.

With the sale of U-Swirl, we continue to focus on our confectionery business to further enhance our competitive position and operating margin, simplify our business model, and deliver sustainable value to our stockholders.

Current Trends Affecting Our Business and Outlook

As a result of recent macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have seen labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our production facility, or if we or our franchisees experience delays in stocking our products.

During FY 2023, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During FY 2023, the Company incurred approximately $4.1 million of costs associated with the contested solicitation of proxies, however there were no such comparable costs in FY 2024. The Company also incurred $1.2 million of severance and retirement related costs for certain of our executives in FY 2024, compared to $1.1 million in FY 2023.

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

The most important factors in continued growth in our earnings are our ability to increase the sales of premium chocolate products produced in our Durango production facility, the ability to produce more efficiently, supporting our franchisees in increasing the frequency and average value of customer transactions, ongoing online revenue growth, and franchise store growth.

Our ability to successfully achieve expansion of our franchise systems depends on many factors not within our control including the availability of suitable sites for new store establishment and the availability of qualified franchisees to support such expansion.

Efforts to reverse the decline in same store pounds purchased from our production facility by franchised stores and to increase total Durango production depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs.

Results of Continuing Operations

Fiscal 2024 Compared To Fiscal 2023

Results Summary

Basic loss per share decreased from a loss from continuing operations of $(0.88) per share in FY 2023 to a loss from continuing operations of $(0.77) per share in FY 2024. Revenues decreased by 8.2% from $30.4 million for FY 2023 to $28.0 million for FY 2024. Operating loss was $4.9 million in FY 2023 compared to an operating loss of $4.9 million in FY 2024. Loss from continuing operations decreased from a loss of $5.5 million in FY 2023 to a loss of $4.9 million in FY 2024.

REVENUES

	For the Year Ended
	February 29 or 28,		$	%
($'s in thousands)	2024	2023	Change	Change
Durango product and retail sales	$22,022.3	$24,456.9	(2,434.6)	(10.0)%
Franchise fees	167.8	204.7	(36.9)	(18.0)%
Royalty and marketing fees	5,760.6	5,770.8	(10.2)	(0.2)%
Total	$27,950.7	$30,432.4	$(2,481.7)	(8.2)%

Durango Product and Retail Sales

The decrease in total sales for FY 2024 compared to FY 2023 was primarily due to a 10%, or $2.4 million, decrease in sales of product to our network of franchised and licensed retail stores resulting from disruptions in our consumer packaged product availability to our franchise system due to a relocation of our packaging line to Salt Lake City, Utah in October as part of our plan to address labor shortages in the Durango area

In FY 2024, same store pounds purchased by franchisees and licensees declined slightly compared to the prior fiscal year. We continue to add new products and focus our existing product lines in an effort to increase same store pounds purchased by existing locations.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees were approximately unchanged during FY 2024 compared to FY 2023. The slight decrease in franchise fee revenue during FY 2024 compared to FY 2023 was primarily the result of store closures offset by the acceleration of unrecognized franchise fee revenue.

COSTS AND EXPENSES

Cost of Sales

	For the Year Ended
	February 29 or 28,		$	%
($'s in thousands)	2024	2023	Change	Change
Total cost of sales	$20,655.6	$20,455.4	$200.2	1.0%
Franchise costs	2,582.4	1,825.8	756.6	41.4%
Sales and marketing	2,131.7	2,060.2	71.5	3.5%
General and administrative	6,673.9	10,325.7	(3,651.8)	(35.4)%
Retail operating	671.5	537.5	134.0	24.9%
Total	$32,715.1	$35,204.6	$(2,489.5)	(7.1)%

Gross Margin	For the Year Ended
	February 29 or 28,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$1,366.7	$4,001.5	$(2,634.8)	(65.8)%
Gross margin percentage	6.2%	16.4%	(10.2)%	(62.1)%

Adjusted Gross Margin	For the Year Ended
(a non-GAAP measure)	February 29 or 28,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$1,366.7	$4,001.5	$(2,634.8)	(65.8)%
Plus: depreciation and amortization	749.6	646.4	$103.2	16.0%
Total Adjusted Gross Margin (non-GAAP measure)	$2,116.3	$4,647.9	$(2,531.6)	(54.5)%

Total Adjusted Gross Margin (non-GAAP measure)	9.6%	19.0%	(9.4)%	(49.4)%

Non-GAAP Measures

In addition to the results provided in accordance with U.S. GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with U.S. GAAP. Adjusted gross margin is a non-GAAP measure. Adjusted gross margin is equal to the sum of our total gross margin plus depreciation and amortization calculated in accordance with GAAP. We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin, and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin is useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions. Adjusted gross margin has limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin.

Cost of Sales and Gross Margin

Total gross margin decreased to 6.2% in FY 2024 compared to a gross margin of 16.4% during FY 2023, due primarily to an increase in overhead costs, a sharp increase in the cost of cocoa as a raw material as well as other inflationary pressures we were unable to capture through price increases, and a reduction in production volume. Additionally, production volume decreased and expense incurred increased as a result of the Company undertaking actions to relocated its consumer packaging operations to Salt Lake City, Utah in response to limited labor ability in the Durango labor pool, which lead to delays in order fulfillment going into our busy holiday sales season.

Franchise Costs

The increase in franchise costs in FY 2024 compared to FY 2023 was due primarily to investments in human capital and the ongoing brand update and store redesign expense. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 43.6% in FY 2024 from 30.6% in FY 2023. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty fees partially offset by higher costs.

Sales and Marketing

The increase in sales and marketing costs during FY 2024 compared to FY 2023 was due primarily to an increase in equity compensation costs and contract labor associated with the retirement of our former Senior Vice President of Sales and Marketing, and an increase in advertising costs.

General and Administrative

The decrease in general and administrative costs during FY 2024, compared to FY 2023, was due primarily to costs associated with a stockholder’s contested solicitation of proxies in connection with our 2023 annual meeting of stockholders. During FY 2024, the Company did not incur material costs associated with the contested solicitation of proxies, compared with $4.1 million of costs associated with a contested solicitation of proxies during FY 2023. The Company also incurred increased professional fees related to legal support for our Board of Directors and legal costs associated with compensation agreements for our former Chief Executive Officer and Chief Financial Officer and legal and professional costs associated with the search for, and appointment of, a new Chief Executive Officer and a new Chief Financial Officer. Additionally, due to a stockholder's contested solicitation of proxies in connection with our 2021 annual meeting of stockholders, the Company had become contingently liable for certain change in control severance payments to our former Senior Vice President of Sales and Marketing if a triggering termination was to occur. As a result of our former Senior Vice President of Sales and Marketing's retirement in September 2022, the Company incurred $1.1 million of associated severance costs. As a percentage of total revenues, general and administrative expenses decreased to 23.9% during FY 2024, compared to 33.9% during FY 2023.

Retail Operating Expenses

Retail operating expenses increased 24.9% during FY 2024 compared to FY 2023. This increase is primarily the result of the Company's new Corpus Christi, TX location. In November 2022 we sold a Company-owned store located in Peoria, Illinois, to a franchisee. The result is that as of February 29, 2024, we operated two Company-owned locations.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $0.1 million during FY 2024, relatively unchanged from $0.1 million during FY 2023. Depreciation and amortization included in cost of sales increased 16.0% from $0.6 million during FY 2023 to $0.7 million during FY 2024. This increase was the result of investment in production equipment.

Other Income (Expense)

Other income was $26,400 during FY 2024, compared to other income of $16,500 during FY 2023. This represents interest income of $79,836 during FY 2024 compared to $26,921 during FY 2023, and interest expense of $53,397 during FY 2024 compared to $10,431 during FY 2023.

Income Tax Expense

During FY 2024, we did not incur any income tax expense on a loss from continuing operations before income taxes of $4.9 million compared to an income tax expense of $0.6 million on a loss from continuing operations before income taxes of $4.9 million during FY 2023. The FY 2023 expense was the result of recording a full valuation allowance on our deferred income tax assets. See Note 13 to the financial statements for a description of income taxes, deferred tax assets, and associated reserves.

Liquidity and Capital Resources

As of February 29, 2024, working capital was $1.5 million compared with $6.2 million as of February 28, 2023. The decrease in working capital was due primarily to a strategic reduction of inventory on hand commensurate with the current product assortments actively marketed by us and our franchisees, and continued capital investment in the Durango production facility. We have historically generated excess operating cash flow.

Cash and cash equivalent balances decreased from $4.7 million as of February 28, 2023 to $2.1 million as of February 29, 2024 primarily as a result of cash used by operating and investing activities. Our current ratio was 1.19 to 1.0 on February 29, 2024 compared to 2.24 to 1.0 on February 28, 2023. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2024, we had a consolidated net loss of $4.2 million, less net loss from discontinued operations of $0.7 million. Operating activities used cash of $2.4 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being depreciation and amortization of $0.9 million, provision for obsolete inventory of $0.2 million and stock compensation expense of $0.4 million. During FY 2023, we had a consolidated net loss of $5.7 million. Operating activities used cash of $2.1 million, with the principal adjustment to reconcile net income to net cash provided by operating activities being expense associated with establishing a full reserve of deferred tax assets of $0.7 million, depreciation and amortization of $0.8 million, provision for obsolete inventory of $0.7 million and stock compensation expense of $0.7 million.

During FY 2024, investing activities used cash of $1.45 million, primarily due to the purchases of property and equipment of $3.0 million, partially offset by investing cash flow from discontinued operations (the result of the sale of U-Swirl assets) of $1.4 million. In comparison, investing activities used cash of $0.8 million during FY 2023 primarily due to the purchases of property and equipment of $1.0 million, partially offset by investing cash flow from discontinued operations of $0.2 million.

There were $1.25 million cash flows from financing activities during FY 2024 compared to no cash flows from financing activities during the prior year. The Company drew down $1.25 million on its revolving line of credit during FY 2024 as discussed further below.

The conditions above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 29, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Revolving Line of Credit

Pursuant to a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”), we have a $4.0 million credit line for general corporate and working capital purposes, of which $2.75 million was available for borrowing (subject to certain borrowing-based limitations) as of February 29, 2024 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.69% at February 29, 2024 and 6.92% at February 28, 2023). Additionally, the Credit Line is subject to various financial ratio and leverage covenants. Per the Credit Agreement, the maturity date is September 30, 2024.

As of February 29, 2024 we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of February 29, 2024 was 1.19 to 1. We have requested a waiver from the Lender and received approval as of the date of this Annual Report. We were in compliance, however, with all other aspects of the Credit Agreement.

As a result of our noncompliance, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of all funds drawn down under the Credit Line. As of the date of this Annual Report, we do not have enough cash on hand to satisfy our obligations under the Credit Line if the Lender exercised its option to demand repayment. If the Lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

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

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from the Lender and/or amending our Credit Line facility. We are also exploring supplemental debt facilities for other operational activities which could give us the ability to repay the Credit Line as needed.

Contractual Obligations

The table below presents significant contractual obligations of the Company at February 29, 2024.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Operating leases	$1,874,640	$514,169	$781,133	$238,208	$341,130
Purchase contracts	269,808	269,808	-	-	-
Total	$2,144,448	$783,977	$781,133	$238,208	$341,130

The Company made an average of $1.7 million per year in capital expenditures during FY 2022 to FY 2024. For FY 2025 the Company anticipates making similar levels of capital expenditures. The planned increase is the result of expected investment in an updated Enterprise Resource Planning (ERP) management system, and machinery and equipment to replace equipment that has reached the end of its useful life.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. We base our estimates on analyses, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company did not identify any critical estimates used in the preparation of our consolidated financial statements for the year ended February 29, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 29, 2024, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal year then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations in recent years and is dependent on debt financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2023.

New York, New York

June 13, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2023, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended February 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PLANTE & MORAN, PLLC

We served as the Company’s auditor from 2004 to 2023.

Cleveland, Ohio

May 30, 2023

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED FEBRUARY 29 or 28,
	2024	2023	2022
Revenues
Sales	$22,022,310	$24,456,910	$23,534,470
Franchise and royalty fees	5,928,377	5,975,442	5,954,078
Total Revenue	27,950,687	30,432,352	29,488,548

Costs and Expenses
Cost of sales	20,655,629	20,455,373	18,610,739
Franchise costs	2,582,371	1,825,783	1,914,944
Sales and marketing	2,131,734	2,060,215	1,474,807
General and administrative	6,673,929	10,325,633	7,456,314
Retail operating	671,487	537,482	606,889
Depreciation and amortization, exclusive of depreciation and amortization expense of $749,606, $646,394, and $620,798, respectively, included in cost of sales	137,693	118,869	119,377
Total costs and expenses	32,852,843	35,323,355	30,183,070

Loss from Operations	(4,902,156)	(4,891,003)	(694,522)

Other Income (Expense)
Interest expense	(53,397)	(10,431)	-
Interest income	79,836	26,921	10,870
Gain on insurance recovery	-	-	167,123
Other income, net	26,439	16,490	177,993

Loss Before Income Taxes	(4,875,717)	(4,874,513)	(516,529)

Income Tax Provision (Benefit)	-	613,843	(16,812)

Loss from Continuing Operations	(4,875,717)	(5,488,356)	(499,717)

Earnings (loss) from discontinued operations, net of tax	703,834	(192,422)	158,020

Net Loss	$(4,171,883)	$(5,680,778)	$(341,697)

Basic Loss per Common Share
Loss from continuing operations	$(0.77)	$(0.88)	$(0.08)
Earnings (loss) from discontinued operations	0.11	(0.03)	0.02
Net loss	$(0.66)	$(0.91)	$(0.06)

Diluted Loss per Common Share
Loss from continuing operations	$(0.77)	$(0.88)	$(0.08)
Earnings (loss) from discontinued operations	0.11	(0.03)	$0.02
Net loss	$(0.66)	$(0.91)	$(0.06)

Weighted Average Common Shares Outstanding - Basic	6,294,411	6,226,279	6,140,687
Dilutive Effect of Employee Stock Awards	-	-	-
Weighted Average Common Shares Outstanding - Diluted	6,294,411	6,226,279	6,140,687

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF FEBRUARY 29 or 28,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$2,082,014	$4,717,068
Accounts receivable, less allowance for credit losses of $331,902 and $666,315, respectively	2,183,685	2,055,694
Notes receivable, current portion, less current portion of the allowance for credit losses of $29,886 and $35,173, respectively	489,245	23,698
Refundable income taxes	45,969	344,885
Inventories	4,358,401	3,639,780
Other	443,336	340,847
Current assets held for sale	-	83,004
Total current assets	9,602,650	11,204,976
Property and Equipment, Net	7,757,655	5,710,739
Other Assets
Notes receivable, less current portion and allowance for credit losses of $0 and $38,778, respectively	695,432	94,076
Goodwill	575,608	575,608
Intangible assets, net	237,897	265,927
Lease right of use asset	1,693,970	2,355,601
Other	14,006	14,054
Long-term assets held for sale	-	1,765,846
Total other assets	3,216,913	5,071,112
Total Assets	$20,577,218	$21,986,827
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,409,892	$2,189,760
Line of credit	1,250,000	-
Accrued salaries and wages	1,832,851	978,606
Gift card liabilities	624,335	592,932
Other accrued expenses	300,862	162,346
Contract liabilities	150,494	161,137
Lease liability	503,362	746,506
Current liabilities held for sale	-	178,939
Total current liabilities	8,071,796	5,010,226
Lease Liability, Less Current Portion	1,191,109	1,640,017
Contract Liabilities, Less Current Portion	678,154	782,278
Long-term liabilities - held for sale	-	184,142
Total Liabilities	9,941,059	7,616,663
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,310,543 shares and 6,257,137 shares issued and outstanding, respectively	6,306	6,257
Additional paid-in capital	9,895,704	9,457,875
Retained earnings	734,149	4,906,032
Total stockholders' equity	10,636,159	14,370,164
Total Liabilities and Stockholders' Equity	$20,577,218	$21,986,827

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of February 28, 2021	—	$-	6,074,293	$6,074	$7,971,712	$10,989,783	$18,967,569
Issuance of common stock, vesting of restricted stock units and other, net of shares withheld	—	—	9,000	9	46,601	—	46,610
Equity compensation, restricted stock units, net of shares withheld	—	—	103,063	103	788,617	—	788,720
Net loss attributable to RMCF stockholders	—	—	—	—	—	(341,697)	(341,697)
Redemption of outstanding preferred stock purchase rights	—	—	—	—	—	(61,276)	(61,276)
Balances as of February 28, 2022	—	$-	6,186,356	$6,186	$8,806,930	$10,586,810	$19,399,926
Equity compensation, restricted stock units, net of shares withheld	—	—	70,781	71	650,945	—	651,016
Net loss attributable to RMCF stockholders	—	—	—	—	—	(5,680,778)	(5,680,778)
Balances as of February 28, 2023	—	$-	6,257,137	$6,257	$9,457,875	$4,906,032	$14,370,164
Equity compensation, restricted stock units, net of shares withheld	—	—	48,890	49	437,829	—	437,878
Net loss attributable to RMCF stockholders	—	—	—	—	—	(4,171,883)	(4,171,883)
Balances as of February 29, 2024		$-	6,306,027	$6,306	$9,895,704	$734,149	$10,636,159

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED FEBRUARY 29 or 28,
	2024	2023	2022
Cash Flows From Operating Activities
Net Loss	$(4,171,883)	$(5,680,778)	$(341,697)
Less: Net Income (Loss) from discontinued operations, net of tax	703,834	(192,422)	158,020
Net Loss from continuing operations	(4,875,717)	(5,488,356)	(499,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	887,299	765,263	740,175
Provision for obsolete inventory	188,786	732,499	384,473
Provision for loss (recovery) on accounts and notes receivable	(402,117)	(277,000)	-
Asset impairment and store closure losses	—	84,183	-
Loss (gain) on sale or disposal of property and equipment	(37,002)	11,958	(159,129)
Expense recorded for stock compensation	437,829	651,016	1,073,115
Deferred income taxes	—	722,163	(267,576)
Changes in operating assets and liabilities:
Accounts receivable	227,053	82,050	46,311
Refundable income taxes	298,916	391,643	37,999
Inventories	(878,771)	(70,069)	(581,433)
Other current assets	(101,466)	(7,246)	(122,647)
Accounts payable	974,769	661,111	200,557
Accrued liabilities	999,483	(1,163,216)	1,332,993
Contract liabilities	(114,767)	5,384	26,321
Net cash (used in) provided by operating activities of continuing operations	(2,395,705)	(2,898,617)	2,211,442
Net cash provided by (used in) operating activities of discontinued operations	(39,242)	796,126	646,712
Net cash (used in) provided by operating activities	(2,434,947)	(2,102,491)	2,858,154

Cash Flows from Investing Activities
Addition to notes receivable	(135,955)	(64,621)	-
Proceeds received on notes receivable	163,989	62,411	109,809
Proceeds from insurance recovery	-	-	206,336
Proceeds from the sale or distribution of assets	112,131	27,289	2,693
Purchases of property and equipment	(3,017,473)	(1,000,015)	(941,327)
Other	9,463	10,000	(10,000)
Net cash used in investing activities of continuing operations	(2,867,845)	(964,936)	(632,489)
Net cash provided by investing activities of discontinued operations	1,417,738	197,121	27,491
Net cash used in investing activities	(1,450,107)	(767,815)	(604,998)

Cash Flows from Financing Activities
Repurchase of common stock through net settlement of restricted stock units	-	-	(237,785)
Proceeds from line of credit	1,250,000	-	-
Dividends paid and redemption of outstanding preferred stock purchase rights	-	-	(61,276)
Net cash (used in) provided by financing activities of discontinued operations	-	-	-
Net cash provided by (used in) financing activities	1,250,000	-	(299,061)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,635,054)	(2,870,306)	1,954,095

Cash and Cash Equivalents, Beginning of Year	4,717,068	7,587,374	5,633,279

Cash and Cash Equivalents, End of Year	$2,082,014	$4,717,068	$7,587,374

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (“ALY”), U-Swirl International, Inc. (dissolved in October 2023) (“U-Swirl”), and U-Swirl, Inc. (“SWRL”) (collectively, the “Company”, "we", “RMCF”).

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products (“Durango Products”). The Company also sells its candy in select locations outside of its system of retail stores.

On February 24, 2023 the Company entered into an agreement to sell its three Company-owned U-Swirl locations. Separately, on May 1, 2023, subsequent to the 2023 fiscal year end, the Company entered into an agreement to sell its franchise rights and intangible assets related to U-Swirl and associated brands. As a result, the activities of the Company’s U-Swirl subsidiary that have historically been reported in the U-Swirl segment have been reported as discontinued operations. See Note 17 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's discontinued operations, including net sales, operating earnings and total assets by segment. The Company’s financial statements reflect continuing operations only, unless otherwise noted.

The Company’s revenues are currently derived from three principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; sales at Company-owned stores of chocolates and other confectionery products including gourmet caramel apples; and marketing fees.

The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts and notes receivable, accounts payable and line of credit approximate their carrying amounts due to their short duration.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at February 29, 2024:

	Stores Open at 2/28/2023	Opened	Closed	Sold	Stores Open at 2/29/2024
Rocky Mountain Chocolate Factory
Company-owned stores	1	1	-	-	2
Franchise stores - Domestic stores and kiosks	153	5	(9)	-	149
International license stores	4	-	(1)	-	3
Cold Stone Creamery - co-branded	101	4	(1)	-	104
U-Swirl - co-branded	10	1	-	-	11
Total	269				269

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continue as a going concern within one year after the date the accompanying financial statements were issued. During the year ended February 29, 2024, the Company incurred a net loss of $4.2 million and used cash in operating activities of $2.4 million. Additionally, the Company was not in compliance with the requirement under a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”) to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. The Company's current ratio as of February 29, 2024 was 1.19 to 1. The Company requested and received a waiver from the Lender as of the date the financial statements were available to be issued. The Credit Agreement is set to expire on September 30, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from the Lender and/or, amending its Credit Line facility. The Company is also exploring supplemental debt facilities for other operational activities. During the next twelve months the Company intends to sell an unused parcel of land near its headquarters, cut overhead for manufacturing, and increase profits and gross margins through increasing chocolate price sales to its franchising system and Specialty Market customers. In addition, the Company intends to benefit from busy season of holiday product sales and add a CFO to its management teams during the next twelve months. In the event the Company is unable to generate profits, positive cash flow, and implement its business plan, it may have to curtail its business further and no longer continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the estimate of the reserve for uncollectible accounts, revenue recognition, reserve for inventory obsolescence, and inputs for assessing goodwill impairment. The Company bases its estimates on historical experience and also on assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

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

Accounts and Notes Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Notes receivable generally reflect the sale of assets. Accounts and notes receivable are stated at the net amount expected to be collected, using an estimate of current expected credit losses to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts and notes receivable and determines the appropriate allowance for expected credit losses based on a combination of factors,

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including the aging of the receivables and historical collection trends. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of February 29, 2024, the Company had $2,183,685 of accounts receivable outstanding, inclusive of an allowance for credit losses of $331,902. As of February 29, 2023, the Company had $2,055,694 of accounts receivable outstanding, inclusive of an allowance for credit losses of $666,315.

On February 29, 2024, the Company had total notes receivable of $1,184,677, of which $1,000,000 relates to the U-Swirl note. The U-Swirl note is a three-year secured promissory note in the aggregate original principal amount of $1,000,000. Payment is due May 1, 2026. The remaining balance of notes receivable includes $214,563 of notes receivable outstanding and an allowance for credit losses of $29,886 associated with these notes, compared to $191,725 of notes receivable outstanding and an allowance for credit losses of $73,951 on February 28, 2023. The notes require monthly payments and bear interest rates ranging from 4.5% to 7.0%. The notes mature through December 2027 and all of the notes receivable are secured by the assets of the location. The Company may experience the failure of its wholesale customers, including its franchisees, to whom it extends credit to pay amounts owed to the Company on time, or at all.

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

Income Taxes

The Company provides for income taxes pursuant to the asset and liability method. The asset and liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. The Company has recorded a deferred tax asset related to historical U-Swirl losses and has determined that these losses are restricted due to a limitation on the deductibility of future losses in accordance with Section 382 of the Internal Revenue Code as a result of the foreclosure transaction. The Company's temporary differences are listed in Note 13.

Gift Card Breakage

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and its franchisees sell gift cards that are redeemable for product in stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included in current liabilities in our balance sheets.

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $624,335 and $592,932 at February 29, 2024 and February 28, 2023, respectively. The Company recognized breakage of $40,218 and $59,754 during FY 2024 and FY 2023, respectively.

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

The Company performs a goodwill impairment test on an annual basis, generally the first day of its fourth quarter, or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The recoverability of goodwill is evaluated through a comparison of the fair value of each of the Company’s reporting units with its carrying value. To the extent that a reporting unit’s carrying value exceeds the implied fair value of its goodwill, an impairment loss is recognized. The Company’s goodwill is further described in Note 7 to the financial statements.

During FY 2023, the Company recorded $84,183 of impairment of goodwill associated with its retail segment, and included within general and administrative expense on the Consolidated Statements of Operations. There were no similar impairment charges during FY 2024 or FY 2022.

Intangible Assets

Intangible assets represent non-physical assets that create future economic value and are primarily composed of packaging design, store design, trademarks and non-competition agreements. Intangible assets are amortized on a straight line basis over periods ranging from 5 years to 20 years based on the expected future economic value of the intangible asset. Intangible assets are recorded at their cost. The Company performs intangible asset impairment testing on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s intangible assets are further described in Note 7 to the financial statements.

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

Sales

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Franchise and Royalty Fees

The Company recognizes franchise fees over the term of the associated franchise agreement, which is generally a period of 10 years. In addition to the initial franchise fee, the Company also recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. The Company recognizes no royalty on franchised stores’ retail sales of products purchased from the Company’s manufacturing facility and recognizes a ten percent (10%) royalty on all other sales of product made in store and sold at franchise locations.

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

Stock-Based Compensation

In FY 2021, stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (as amended and restated, the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards. Stock-based compensation expense related to stock awards is measured based on the fair value of the awards granted and recognized as an expense over the requisite service period.

The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally five to six years.

The Company accounts for forfeitures as they occur.

Related Party Transactions

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 3, 2023, the Board of Directors of the Company authorized and approved the issuance of a limited waiver (the “Limited Waiver”) of the Lock-Up Restriction with regard to a sale by ABV-Radoff of up to 200,000 shares of Common Stock to Global Value Investment Corp. (“GVIC”) to be consummated by August 7, 2023. Jeffrey Geygan, the Company’s Chairman of the Board and current Interim CEO of the Company, is the chief executive officer and a principal of GVIC. Other than as waived by the Limited Waiver, the Settlement Agreement remains in full force and effect and the rights and obligations under the Settlement Agreement of each of the parties remain unchanged.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the year ended February 29, 2024, 960,677 shares of common stock that were issuable upon exercise of warrants, 160,958 shares of common stock that were issuable upon the vesting of restricted stock units, and 17,698 shares of common stock that were issuable upon the exercise of options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended February 28, 2023, 960,677 shares of common stock that were issuable upon exercise of warrants, 137,294 shares of common stock that were issuable upon the vesting of restricted stock units, and 36,144 shares of common stock that were issuable upon the exercise of options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended February 28, 2022, 960,677 shares of common stock reserved for issuance upon the exercise of warrants and 147,422 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expenses amounted to $701,214, $577,984, and $210,103 for the fiscal years ended February 29 or 28, 2024, 2023 and 2022, respectively.

Fair Value of Financial Instruments

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s financial instruments consist of cash and cash equivalents, trade and notes receivables, accounts payables, and its line of credit. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments. All of the Company’s financial instruments are classified as level 1 and level 2 assets within the fair value hierarchy. The Company does not have any financial instruments classified as level 3 assets.

Recently Adopted Accounting Pronouncements

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The updates in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 29 or 28:

Cash paid (received) for:	2024	2023	2022
Interest	$25,127	$25,000	$5,202
Income taxes	(298,895)	(547,763)	240,890
Supplemental disclosure of non-cash investing activities:
Sale of assets in exchange for note receivable	$1,000,000	$-	$-

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

The following table summarizes contract liabilities as of February 29, 2024 and February 28, 2023:

	Twelve Months Ended
	February 29 or 28:
	2024	2023
Contract liabilities at the beginning of the year:	$943,415	$962,572
Revenue recognized	(167,767)	(204,657)
Contract fees received	53,000	185,500
Contract liabilities at the end of the year:	$828,648	$943,415

At February 29, 2024, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following:

2025	$150,494
2026	135,223
2027	112,137
2028	103,775
2029	66,653
Thereafter	260,366
Total	$828,648

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company recognized breakage of $40,218 and $59,754 during FY 2024 and FY 2023, respectively

Durango Product Sales of Confectionary Items, Retail Sales and Royalty and Marketing Fees

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

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

For the Year Ended February 29, 2024

Revenues recognized over time:

	Franchising	Manufacturing	Retail	Total
Franchise fees	$167,767	-	$-	$167,767

Revenues recognized at a point in time:

Durango Product sales	$-	$20,703,409	$-	$20,703,409
Retail sales	-	-	1,318,901	1,318,901
Royalty and marketing fees	5,760,610	-	-	5,760,610
Total revenues recognized over time and point in time	$5,928,377	$20,703,409	$1,318,901	$27,950,687

For the Year Ended February 28, 2023

Revenues recognized over time:

	Franchising	Manufacturing	Retail	Total
Franchise fees	$204,657	$-	$-	$204,657

Revenues recognized at a point in time:

Durango Product sales	$-	$23,372,133	$-	$23,372,133
Retail sales	-	-	1,084,777	1,084,777
Royalty and marketing fees	5,770,785	-	-	5,770,785
Total revenues recognized over time and point in time	$5,975,442	$23,372,133	$1,084,777	$30,432,352

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Year Ended February 28, 2022

Revenues recognized over time:

	Franchising	Manufacturing	Retail	Total
Franchise fees	$179,678	$-	$-	$179,678

Revenues recognized at a point in time:

Durango Product sales	$-	$22,374,175	$-	$22,374,175
Retail sales	-	-	1,160,295	1,160,295
Royalty and marketing fees	5,774,400	-	-	5,774,400
Total revenues recognized over time and point in time	$5,954,078	$22,374,175	$1,160,295	$29,488,548

NOTE 5 - INVENTORIES

Inventories consist of the following at February 29 or 28:

	2024	2023
Ingredients and supplies	$2,037,727	$2,481,510
Finished candy	2,509,460	1,567,887
Reserve for slow moving inventory	(188,786)	(409,617)
Total inventories	$4,358,401	$3,639,780

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 29 or 28:

	2024	2023
Land	$513,618	$513,618
Building	5,108,950	5,151,886
Machinery and equipment	12,508,888	10,152,211
Furniture and fixtures	590,679	512,172
Leasehold improvements	138,515	134,010
Transportation equipment	325,979	476,376
	19,186,629	16,940,273

Less accumulated depreciation	(11,428,974)	(11,229,534)
Property and equipment, net	$7,757,655	$5,710,739

Depreciation expense related to property and equipment totaled $859,269, $736,358, and $710,804, during the fiscal years ended February 29 or 28, 2024, 2023 and 2022, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at February 29 or 28:

				2024		2023
	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$394,826	$277,344	$394,826	$259,314
Trademark/Non-competition agreements	5	-	20	259,339	138,924	259,339	128,924
Total				654,165	416,268	654,165	388,238
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$360,972		$360,972
Franchising				97,318		97,318
Manufacturing				97,318		97,318
Trademark				20,000		20,000
Total				575,608		575,608

Total Goodwill and Intangible Assets				$1,229,773	$416,268	$1,229,773	$388,238

There was no change to goodwill during the fiscal year ended February 29, 2024. Changes to goodwill during the fiscal year ended February 28, 2023 consisted of the following:

Retail Segment
Balance as of February 28, 2022	$515,065
Impairment losses	(84,183)
Goodwill written off related to sales of Company-owned stores	(69,910)
Balance as of February 29, 2023	$360,972

Amortization expense related to intangible assets totaled $28,030, $28,905, and $29,371 during the fiscal years ended February 29 or 28, 2024, 2023 and 2022, respectively.

At February 29, 2024, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2025	$27,405
2026	27,405
2027	27,405
2028	27,405
2029	27,405
Thereafter	100,872
Total	$237,897

NOTE 8 –NOTES PAYABLE AND REVOLVING CREDIT LINE

Revolving Credit Line

As of February 29, 2024, the Company had a $4.0 million credit line for general corporate and working capital purposes, of which $2.75 million was available for borrowing (subject to certain borrowing base limitations). The Company drew down $1.25 million on the credit line during the year ended February 29, 2024. Per the Credit

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement, the maturity date is September 30, 2024, at which point the full amount outstanding is due. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.69% at February 29, 2024 and 6.92% at February 28, 2023). Additionally, the line of credit is subject to various financial ratio and leverage covenants.

As of February 29, 2024, the Company was not in compliance with the requirement under the Credit Agreement to maintain a ratio of total assets to total current liabilities of at least 1.5 to 1. The Company's current ratio as of February 29, 2024 was 1.19 to 1. The Company has received a waiver from the Lender as of the date of issuance of these financial statements. The Company in compliance, however, with all other aspects of the Credit Agreement. Refer to Note 1 for further information.

NOTE 9 - STOCK COMPENSATION PLANS

In FY 2021, stockholders approved an amendment and restatement of the 2007 Equity Incentive Plan (as amended and restated, the “2007 Plan”). The 2007 Plan allows awards of stock options, stock appreciation rights, stock awards, restricted stock and stock units, performance shares and performance units, and other stock- or cash-based awards. As of February 29, 2024, total shares authorized under the 2007 Plan was 985,340, and 183,974 shares were available for issuance.

Information with respect to restricted stock unit awards outstanding under the 2007 Plan at February 29, 2024, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 29 or 28:
	2024	2023	2022
Outstanding non-vested restricted stock units at beginning of year:	154,131	105,978	209,450
Granted	157,145	129,092	26,058
Vested	(48,890)	(70,782)	(127,130)
Cancelled/forfeited	(101,428)	(10,157)	(2,400)
Outstanding non-vested restricted stock units as of February 29 or 28:	160,958	154,131	105,978

Weighted average grant date fair value	$5.59	$5.23	$9.33
Weighted average remaining vesting period (in years)	1.94	1.73	2.26

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also issued 19,591 restricted stock units outside of the 2007 Plan, of which 7,393 had service vesting conditions and 12,198 had performance vesting conditions, further discussed below. The grant date fair value of the non plan awards was $4.86 per share.

Information with respect to stock option awards outstanding under the 2007 Plan at February 29, 2024, and changes for the three years then ended was as follows:

	Twelve Months Ended
	February 29 or 28:
	2024	2023	2022
Outstanding stock options at beginning of year:	36,144	-	-
Granted	-	36,144	-
Exercised	-	-	-
Cancelled/forfeited	(18,446)	-	-
Outstanding stock options as of February 29 or 28:	17,698	36,144	-

Weighted average exercise price	$6.49	$6.49	n/a
Weighted average remaining contractual term (in years)	8.26	9.26	n/a

During the year ended February 29, 2024, the Company issued a total of 157,145 restricted stock units, inclusive of the 2007 Plan and non plan awards, of which 95,151 restricted stock units are subject to vesting based on the achievement of company performance goals and 61,994 restricted stock units that vest over time. These issuances were made to certain of the Company's executives. These restricted stock units were issued with an aggregate grant date fair value of $877,838 or $5.59 per share. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2026 with respect to the target number of performance-based restricted stock units if the Company achieves metrics related to return on equity, Specialty Market gross margin, average unit volume, and social media engagement lifetime value during the performance period, subject to continued service through the end of the performance period. The performance-based restricted stock units may vest from 75% to 110% of target units based upon actual performance. The time-based restricted stock units vest 33% annually on the anniversary date of the award until August 11, 2026.

During the year ended February 28, 2023, the Company issued 36,144 stock options and issued 94,892 performance-based restricted stock units subject to vesting based on the achievement of performance goals. These issuances were made to certain of the Company's executives. The stock options were issued with an aggregate grant date fair value of $77,267 or $2.14 per share. The performance-based restricted stock units were issued with an aggregate grant date fair value of $298,582 or $6.29 per share, based upon a target issuance of 47,446 shares of common stock. The stock options granted vest with respect to one-third of the shares on the last day of the Company’s current fiscal year ending February 29, 2024, and vest as to remaining shares in equal quarterly increments on the last day of each quarter until the final vesting on February 28, 2025. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2025 with respect to the target number of performance-based restricted stock units if the Company achieves an annualized total shareholder return of 12.5% during the performance period, subject to continued service through the end of the performance period. The Compensation Committee of the Board of Directors has discretion to determine the number of performance-based restricted stock units between 0-200% of the target number that will vest based on achievement of performance below or above the target performance goal.

The Company recognized $437,829 and $651,016 of stock-based compensation expense during the years ended February 29 and 28, 2024 and 2023, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards. Refer to Note 16 for further discussion of the equity impact of the prior CEO termination.

Except as noted above, restricted stock units generally vest in equal annual installments over a period of five to six years. During the year ended February 29 and 28, 2024 and 2023, restricted stock units vested and issued as 48,890 and 70,781 shares of common stock, respectively. Total unrecognized compensation expense of non-vested,

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-forfeited restricted stock units and stock options granted as of February 29, 2024 was $408,275, which is expected to be recognized over the weighted-average period of 1.9 years. Total unrecognized compensation expense of non-forfeited, performance vesting, restricted stock units as of February 28, 2023 was $628,966, which is expected to be recognized over the weighted-average period of 1.7 years.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the years ended February 29 or 28, 2024 and 2023, lease expense recognized in the consolidated statements of operations was $599,853 and $565,046, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.9%, 3.4%, and 3.1% as of February 29 or 28, 2024, 2023 and 2022, respectively. The total estimated future minimum lease payments is $1.9 million as of February 29, 2024.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of February 29, 2024, maturities of lease liabilities for the Company’s operating leases were as follows:

FYE 25	$514,169
FYE 26	496,466
FYE 27	284,667
FYE 28	135,010
FYE 29	103,198
Thereafter	341,130
Total	$1,874,640

Less: Imputed interest	(180,169)
Present value of lease liabilities:	$1,694,471

The weighted average lease term at February 29 or 28, 2024, 2023, and 2022 was 5.8 years, 5.5 years and 6.7 years, respectively.

The following is a schedule of cash paid for lease liabilities for the three years ended February 29 or 28:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	543,543	572,079	563,264

During the years ended February 29 or 28, 2024, 2023, and 2022 the Company entered into new leases representing a future lease liability of $56,012, $1,472,667, and $588,475, respectively.

The Company did not have any leases categorized as finance leases as of February 29, 2024 or February 28, 2023.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to eighteen months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 29, 2024, the Company was contracted for approximately $270,000 of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. At February 29, 2024, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

NOTE 12 – STOCKHOLDERS’ EQUITY

Redemption of Preferred Stock Purchase Rights

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On November 1, 2022, the Company sent a formal notice to the customer terminating the agreement. As of February 29, 2024, no Warrant Shares had vested and, subsequent to the termination by the Company of supplier agreement, the Company has no remaining material obligations under the Warrant.

The Company determined that the grant date fair value of the Warrant was de minimis and did not record any amount in consideration of the warrants. The Company utilized a Monte Carlo model for purposes of determining the grant date fair value.

NOTE 13 - INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 29 or 28:

	2024	2023	2022
Current
Federal	$-	$(116,792)	$204,058
State	-	8,472	46,704
Total Current	-	(108,320)	250,762

Deferred
Federal	-	621,841	(231,430)
State	-	100,322	(36,144)
Total Deferred	-	722,163	(267,574)
Total	$-	$613,843	$(16,812)

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 29 or 28:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.0%	2.9%	3.8%
Work opportunity tax credits	0.0%	0.0%	(1.2)%
Equity compensation tax expense	0.0%	(0.7)%	(8.2)%
Compensation and benefits permanent differences	(0.2)%	(3.2)%	(1.9)%
Other	1.6%	0.7%	0.1%
Valuation allowance	(22.4)%	(33.3)%	0.0%
Impact of CARES act	0.0%	0.0%	(10.3)%
Effective tax rate	(0.0)%	(12.6)%	3.3%

During FY 2024, the Company's effective tax rate was zero. This was primarily the result of losses reported in the year, no income taxes due, and full valuation allowance against deferred tax assets.

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

The components of deferred income taxes as of February 29 or 28 are as follows:

	2024	2023
Deferred Tax Assets
Allowance for doubtful accounts and notes	$169,615	$182,031
Inventories	30,849	100,725
Accrued compensation	437,972	158,652
Loss provisions and deferred income	303,600	340,652
Self-insurance accrual	27,893	24,098
Interest & other	17,239	—
Restructuring charges	99,069	98,693
Right of use liabilities	479,732	—
Accumulated net losses	3,576,640	1,669,288
Valuation allowance	(3,106,393)	(1,721,306)
Net deferred tax assets	$2,036,216	$852,833

Deferred Tax Liabilities
Depreciation and amortization	(1,450,441)	(771,593)
Right of use assets	(479,609)	—
Prepaid expenses	(106,166)	(81,240)
Deferred Tax Liabilities	(2,036,216)	(852,833)

Net deferred tax assets	$-	$-

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes deferred income tax valuation allowances as of February 29 or 28:

	2024	2023
Valuation allowance at beginning of period	$1,721,306	$98,693
Tax expense realized by valuation allowance	1,385,087	1,622,613
Valuation allowance at end of period	$3,106,393	$1,721,306

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2019.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. The Company evaluates, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. The Company periodically evaluates our deferred tax assets to determine if our assumptions and estimates should change. As of February 29, 2024 and February 28, 2023, the Company had a full valuation allowance against its deferred tax assets.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 29 or 28, 2024 or 2023. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for the years ended February 29 or 28, 2024 and 2023.

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

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended February 29 or 28, 2024, 2023 and 2022 was as follows:

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2024	2023	2022
Continuing operations	$-	$613,843	$(16,812)
Discontinued operations	-	618,308	52,194
Total tax provision (benefit)	$-	$1,232,151	$35,382

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 29 or 28, 2024, 2023 and 2022, the Company’s contribution was approximately $62,000, $68,000, and $67,000, respectively, to the plan.

NOTE 15 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores, and Unallocated, which is the basis upon which the Company’s chief operating decision maker, the chief executive officer, evaluates the Company’s performance. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

FY 2024	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,928,870	$21,832,674	$1,318,901	$-	$29,080,445
Intersegment revenues	(493)	(1,129,265)	-	-	(1,129,758)
Revenue from external customers	5,928,377	20,703,409	1,318,901	-	27,950,687
Segment profit (loss)	1,758,953	149,191	144,842	(6,928,703)	(4,875,717)
Total assets	1,255,165	11,989,238	510,189	6,822,626	20,577,218
Capital expenditures	134,635	2,297,046	41,801	543,991	3,017,473
Total depreciation & amortization	$31,618	$755,502	$7,684	$92,495	$887,299

FY 2023	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,980,945	$24,628,317	$1,084,777	$-	$31,694,039
Intersegment revenues	(5,503)	(1,256,184)	-	-	(1,261,687)
Revenue from external customers	5,975,442	23,372,133	1,084,777	-	30,432,352
Segment profit (loss)	2,601,485	2,832,307	130,880	(10,439,185)	(4,874,513)
Total assets	1,245,331	9,792,491	442,977	10,506,028	21,986,827
Capital expenditures	17,129	899,219	5,413	78,254	1,000,015
Total depreciation & amortization	$34,301	$652,405	$5,845	$72,712	$765,263

FY 2022	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,959,624	$23,442,371	$1,160,295	$-	$30,562,290
Intersegment revenues	(5,546)	(1,068,196)	-	-	(1,073,742)
Revenue from external customers	5,954,078	22,374,175	1,160,295	-	29,488,548
Segment profit (loss)	2,862,263	3,863,460	75,962	(7,318,214)	(516,529)
Total assets	1,160,343	10,023,716	625,850	15,070,852	26,880,761
Capital expenditures	1,832	797,178	3,688	138,629	941,327
Total depreciation & amortization	$36,625	$627,071	$5,635	$70,844	$740,175

NOTE 16 – CONTESTED SOLICITATION OF PROXIES AND EMPLOYEE AGREEMENTS

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contested Solicitation of Proxies

During FY 2023 and FY 2022, the Company incurred substantial costs associated with a contested solicitation of proxies in connection with its 2022 and 2021 annual meeting of stockholders. During FY 2023, the Company incurred approximately $4.1 million of costs associated with the contested solicitation of proxies, compared with $1.7 million of costs incurred during FY 2022, compared with no material costs incurred during FY 2024. These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

Employment Agreement Payments

The Company incurred charges as discussed below in relation to certain of its executives.

Robert J. Sarlls Separation Agreement

Effective January 27, 2024, the Company terminated the services of its CEO and entered into a separation agreement which specified that, due to the involuntary termination, certain cash payments would be made. These severance payments and the Company’s share of associated payroll taxes in the amount of approximately $660,000 will occur over a 15-month period. The Company accrued a total of approximately $692,000 for all cash payments to be made to the CEO pursuant to the separation agreement.

In addition, all unvested RSU awards and stock options were cancelled upon effectiveness of the separation agreement. Stock options in the amount of 11,528 were cancelled as the employee had not met the service vesting condition as of the date of the separation agreement. Vested stock options in the amount of 16,140 could be exercised during the post termination exercise period as specified in the original option agreement. These shares had not yet been exercised as of February 29, 2024.

Service-based RSU awards in the amount of 27,130 shares were cancelled pursuant to the separation agreement as the employee had not met the required service conditions as of the date of the separation agreement. Performance-based awards for 46,630 shares were also cancelled as the required performance and service conditions had not been met as of the date of termination. Because the required performance conditions had not yet been met and the requisite service had not been provided by the employee, the Company reversed all previously recorded stock-based compensation in the amount of $69,000 in accordance with ASC 718.

Gregory L. Pope, Sr. Retirement Agreement

On May 8, 2023, the Company announced that Gregory L. Pope, Sr., Senior Vice President – Franchise Development, retired effective as of May 3, 2023 (the “Retirement Date”). In connection with his retirement, the Company and Mr. Pope entered into a retirement agreement and general release (the “Retirement Agreement”) that provides (i) Mr. Pope will provide consulting services to the Company, as an independent contractor, until December 31, 2023, for a monthly consulting fee of $22,000, (ii) a retirement bonus of 26 equal bi-weekly payments of $12,500 (less tax withholding) payable beginning November 2023, (iii) for accelerated vesting of 8,332 non-vested restricted stock units as of the Retirement Date, (iv) payment of the cost of Mr. Pope’s COBRA premiums for up to 18 months, and (v) reimbursement of Mr. Pope’s legal fees incurred in connection with the Retirement Agreement (not to exceed $7,500). In addition, the Retirement Agreement includes covenants related to cooperation, non solicitation, and employment, as well as customary release of claims and non-disparagement provisions in favor of the Company, and a non-disparagement provision in favor of Mr. Pope.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of the above agreements, the Company incurred the following costs during the fiscal years ended February 29 or 28, 2024, 2023 and 2022:

	2024	2023	2022
Severance compensation:	$692,295	$928,938	$1,344,813
Accelerated restricted stock unit compensation expense:	74,956	95,156	525,000
Reversal of previously recorded restricted stock unit compensation expense:	(69,032)	—	—
Consulting Services and Retirement Bonus:	501,000	56,250	-

Total	$1,199,219	$1,080,344	$1,869,813

These costs are recognized as general and administrative expense in the Consolidated Statement of Operations.

NOTE 17 – DISCONTINUED OPERATIONS

On February 24, 2023 and May 1, 2023, the Company entered into agreements to sell: 1) all operating assets and inventory associated with the Company’s three U-Swirl Company-owned locations, and 2) all franchise rights and intangible assets associated with the franchise operations of U-Swirl, respectively. The May 1, 2023 sale was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated May 1, 2023, by and among the Company, as guarantor, U Swirl as seller, LLC (“Purchaser”), a related company of Fosters Freeze, Inc., a California corporation. Pursuant to the Asset Purchase Agreement, on the Closing Date, Purchaser paid to U-Swirl $2.75 million, consisting of approximately (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note in the aggregate original principal amount of $1.0 million. As a result of these asset sales, the activities of the Company’s subsidiary, U-Swirl, which were previously recorded to the U-Swirl operating segment are reported as discontinued operations in the consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows for all periods presented. The majority of the assets and liabilities of U-Swirl met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the respective statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 31, 2023, the Company filed a certificate of dissolution with the Secretary of State of the State of Nevada with respect to U-Swirl. As a result, U-Swirl is effectively fully dissolved and no longer in legal existence.

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended February 29 or 28, 2024, 2023 and 2022, respectively:

	FOR THE YEARS ENDED FEBRUARY 29 or 28,
	2024	2023	2022
Total Revenue	$212,242	$3,128,368	$2,854,031
Cost of sales	-	654,353	556,933
Operating Expenses	143,198	2,048,129	2,087,021
Gain on disposal of assets	(634,790)	-	-
Other expense, net	-	-	(137
Earnings from discontinued operations before income taxes	703,834	425,886	210,214
Income tax provision	-	618,308	52,194
Earnings (loss) from discontinued operations, net of tax	$703,834	$(192,422)	$158,020

The following table reflects the summary of assets and liabilities held for sale for U-Swirl as of February 29 or 28, 2024 and 2023, respectively:

	AS OF FEBRUARY 29 or 28,
	2024	2023
Accounts and notes receivable, net	$-	$75,914
Inventory, net	-	6,067
Other	-	1,023
Current assets held for sale	-	83,004

Property and equipment, net	-	-
Franchise rights, net	-	1,708,336
Intangible assets, net	-	48,095
Deferred income taxes	-	-
Other	-	9,415
Long-term assets held for sale	-	1,765,846
Total Assets Held for Sale	-	1,848,850

Accounts payable	-	125,802
Accrued compensation	-	11,205
Accrued liabilities	-	11,981
Contract liabilities	-	29,951
Current liabilities held for sale	-	178,939

Contract liabilities, less current portion	-	184,142
Long term liabilities held for sale	-	184,142
Total Liabilities Held for Sale	$-	$363,081

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gain recognized during the year ended February 29, 2024 related to the sale of assets on May 1, 2023, as described above:

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 29, 2024, of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2024.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Interim Chief Executive Officer, has evaluated the effectiveness, as of February 29, 2024, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 29, 2024.

Under the applicable SEC rules, we are not required to include an attestation report of our independent registered public accounting firm, CohnReznick LLP, on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting — During the year ended February 28, 2023, we identified a material weakness in our internal controls resulting from our finance department not being able to process and account for complex, non-routine transactions in accordance with GAAP. During the year ended February 29, 2024, we retained the assistance of several accounting experts to assist us in the accounting and reporting of complex, non-routine transactions and ensure correct accounting under US GAAP. As of February 29, 2024, management determined that the enhancements to the controls noted above have been in place for a sufficient period of time and has concluded, through testing, that the material weakness identified in the prior year has been remediated.

Except as noted above, our management, including our Interim Chief Executive Officer, confirm that there were no other changes in our company's internal control over financial reporting during the fiscal year ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended February 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2024.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plan, as of February 29, 2024, which consists solely of the Company’s 2007 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
Equity compensation plans approved by the Company’s stockholders	178,656	$6.49	183,974
Equity compensation plans not approved by the Company’s stockholders	-0-	-0-	-0-
Total	178,656	$6.49	183,974

(1)
Awards outstanding under the 2007 Equity Incentive Plan as of February 29, 2024 consist of 160,958 unvested restricted stock units and 17,698 outstanding stock options with a weighted-average exercise price of $6.49.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after February 29, 2024.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements

2.
Financial Statement Schedule

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 29, 2024
Valuation Allowance for Accounts and Notes Receivable	763,905	112,922	515,039	361,788

Year Ended February 28, 2023
Valuation Allowance for Accounts and Notes Receivable	983,022	(173,600)	45,517	763,905

Year Ended February 28, 2022
Valuation Allowance for Accounts and Notes Receivable	1,454,140	-	471,118	983,022

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

Exhibit 2.1 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K12G3 filed on March 2, 2015 (File No. 001-36865)

3.2	Third Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 12, 2023 (File No. 001-36865)

4.1**	Description of Securities	Filed herewith.

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.5**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.7	Credit Agreement, dated October 13, 2021, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 6, 2022 (File No. 001-36865)

10.8	First Amendment to Credit Agreement, dated September 26, 2022, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2022 (File No. 001-36865)

10.9	Second Amendment to Credit Agreement, dated September 20, 2023 by and between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2023 (File No. 001-36865)

10.9	Revolving Line of Credit Note, dated September 28, 2023, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 3, 2023 (File No. 001-36865)

10.10†	Settlement and Release Agreement, dated December 14, 2022, between Bradley L. Radoff, Andrew T. Berger, AB Value Management LLC, Mary Bradley and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2022 (File No. 001-36865)

10.11**	Offer Letter, dated May 3, 2022, between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2022 (File No. 001-36865)

10.12**	Retirement Agreement and General Release, dated May 3, 2023, between Rocky Mountain Chocolate Factory, Inc., a Delaware Corporation, and Gregory L. Pope	Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2023 (File No. 001-36865)

10.13**	Offer Letter, dated July 15, 2022, between Rocky Mountain Chocolate Factory, Inc. and Allen Arroyo	Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2022 (File No. 001-36865)

10.14	Secured Promissory Note, dated May 1, 2023, by and between U Swirl, LLC, a Delaware limited liability company, and U-Swirl International, Inc., a Nevada corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

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

Exhibit 10.3 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

10.18	Waiver and Consent, dated August 3, 2023, to Settlement Agreement and Release	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2023 (File No. 001-36865)

10.19	Covenant Breach Waiver, dated January 22, 2024, issued by Wells Fargo Bank, N.A.,	Exhibit 10.3 to the Current Report on Form 8-K filed on January 26, 2024 (File No. 001-36865)

10.20	Offer Letter, dated March 25, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Starlette B. Johnson	Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2024 (File No. 001-36865

10.21	Separation Agreement, dated January 27, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls	Filed herewith.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Plante & Moran, PLLC Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of CohnReznick LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Filed herewith.

97.1	Rocky Mountain Chocolate Factory, Inc. Clawback Policy	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 13, 2024	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 13, 2024	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Date: June 13, 2024	/s/ Starlette B. Johnson
STARLETTE B. JOHNSON, Chair of Board

Date: June 13, 2024	/s/ Steven L. Craig
STEVEN L. CRAIG, Director

Date: June 13, 2024	/s/ Mark Riegel
MARK RIEGEL, Director