Form 10-Q
period 2024-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2024-07-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36865

Rocky Mountain Chocolate Factory, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1535633
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
265 Tuner Drive, Durango, CO 81303
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (970) 259-0554

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

On July 11, 2024, the registrant had 6,341,595 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” or similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements expressing general views about future operating results are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer and retail trends, costs and availability of raw materials, competition, and the success of our co-branding strategy and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the Securities and Exchange Commission (“SEC”) on June 13, 2024, as updated by this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,
	2024	2023
Revenues
Sales	$5,279	$5,016
Franchise and royalty fees	1,128	1,420
Total Revenue	6,407	6,436

Costs and Expenses
Cost of sales	5,586	4,758
Franchise costs	541	680
Sales and marketing	430	473
General and administrative	1,239	1,932
Retail operating	199	103
Depreciation and amortization, exclusive of depreciation and amortization expense of $196 and $171, respectively, included in cost of sales	42	31
Total costs and expenses	8,037	7,977

Loss from Operations	(1,630)	(1,541)

Other Income (Expense)
Interest expense	(35)	(6)
Interest income	7	20
Other income (expense), net	(28)	14

Loss Before Income Taxes	(1,658)	(1,527)

Income Tax Provision (Benefit)	-	-

Loss from Continuing Operations	(1,658)	(1,527)

Earnings from discontinued operations, net of tax	-	704

Net Loss	$(1,658)	$(823)

Basic Loss per Common Share
Loss from continuing operations	$(0.26)	$(0.24)
Earnings from discontinued operations	—	0.11
Net loss	$(0.26)	$(0.13)

Diluted Loss per Common Share
Loss from continuing operations	$(0.26)	$(0.24)
Earnings from discontinued operations	—	0.11
Net loss	$(0.26)	$(0.13)

Weighted Average Common Shares Outstanding - Basic	6,322,329	6,276,613
Dilutive Effect of Employee Stock Awards	-	-
Weighted Average Common Shares Outstanding - Diluted	6,322,329	6,276,613

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	May 31, 2024 (unaudited)	February 29, 2024
Assets
Current Assets
Cash and cash equivalents	$637	$2,082
Accounts receivable, less allowance for credit losses of $353 and $332, respectively	2,467	2,184
Notes receivable, current portion, less current portion of the allowance for credit losses of $21 and $30, respectively	419	489
Refundable income taxes	52	46
Inventories	4,253	4,358
Other	283	443
Current assets held for sale	1,056	-
Total current assets	9,167	9,602
Property and Equipment, Net	6,833	7,758
Other Assets
Notes receivable, less current portion and allowance for credit losses of $9 and $0, respectively	715	695
Goodwill	576	576
Intangible assets, net	231	238
Lease right of use asset	1,484	1,694
Other	14	14
Total other assets	3,020	3,217
Total Assets	$19,020	$20,577
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,226	$3,411
Line of credit	2,000	1,250
Accrued salaries and wages	1,258	1,833
Gift card liabilities	628	624
Other accrued expenses	234	301
Contract liabilities	145	150
Lease liability	517	503
Deposit Liability	358	-
Total current liabilities	8,366	8,072
Lease Liability, Less Current Portion	969	1,191
Contract Liabilities, Less Current Portion	667	678
Total Liabilities	10,002	9,941
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 6,326,139 shares and 6,306,027 shares issued and outstanding, respectively	6	6
Additional paid-in capital	9,936	9,896
Retained earnings (accumulated deficit)	(924)	734
Total stockholders' equity	9,018	10,636
Total Liabilities and Stockholders' Equity	$19,020	$20,577

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2024	2023
Cash Flows From Operating Activities
Net Loss	$(1,658)	$(823)
Less: Earnings from discontinued operations, net of tax	—	704
Loss from continuing operations	(1,658)	(1,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	238	201
Provision for obsolete inventory	13	28
Loss (gain) on sale or disposal of property and equipment	55	(22)
Expense recorded for stock compensation	40	202
Changes in operating assets and liabilities:
Accounts receivable	(255)	197
Refundable income taxes	(6)	36
Inventories	372	676
Other current assets	161	(120)
Accounts payable	(463)	(185)
Accrued liabilities	(637)	141
Contract liabilities	(17)	(9)
Net cash used in operating activities of continuing operations	(2,157)	(382)
Net cash used in operating activities of discontinued operations	—	(40)
Net cash used in operating activities	(2,157)	(422)

Cash Flows from Investing Activities
Addition to notes receivable	-	(48)
Proceeds received on notes receivable	21	15
Proceeds from the sale of assets	358	28
Purchases of property and equipment	(417)	(550)
Net cash used in investing activities of continuing operations	(38)	(555)
Net cash provided by investing activities of discontinued operations	-	1,408
Net cash provided by (used in) investing activities	(38)	853

Cash Flows from Financing Activities
Proceeds from line of credit	750	-
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	750	-

Net Increase (Decrease) in Cash and Cash Equivalents	(1,445)	431

Cash and Cash Equivalents, Beginning of Period	2,082	4,718

Cash and Cash Equivalents, End of Period	$637	$5,149

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended May 31, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of February 29, 2024	—	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	—	—	20,112	—	40	—	40
Net loss	—	—	—	—	—	(1,658)	(1,658)
Balances as of May 31, 2024	—	$-	6,326,139	$6	$9,936	$(924)	$9,018

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended May 31, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of February 28, 2023	—	$-	6,257,137	$6	$9,458	$4,906	$14,370
Equity compensation, restricted stock units, net of shares withheld	—	—	33,027	—	202	—	202
Net loss	—	—	—	—	—	(823)	(823)
Balances as of May 31, 2023	—	$-	6,290,164	$6	$9,660	$4,083	$13,749

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying condensed consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation), Aspen Leaf Yogurt, LLC (dissolved in November 2023), U-Swirl International, Inc. (dissolved in October 2023) (“U-Swirl”), and U-Swirl, Inc., a Nevada corporation (“SWRL”) (collectively, the “Company”, “we”, or “RMCF”).

The Company is an international franchisor, confectionery manufacturer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and manufactures an extensive line of premium chocolate candies and other confectionery products (“Durango Products”). The Company also sells its candy in select locations outside of its system of retail stores.

On February 24, 2023, the Company entered into an agreement to sell its three Company-owned U-Swirl locations. Separately, on May 1, 2023, the Company entered into an agreement to sell its franchise rights and intangible assets related to U-Swirl and associated brands. As a result, the activities of the Company’s U-Swirl subsidiary that have historically been reported in the U-Swirl segment have been reported as discontinued operations. See Note 15 – Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company's discontinued operations, including net sales, operating earnings and total assets by segment. The Company’s financial statements reflect continuing operations only, unless otherwise noted.

The Company’s revenues are currently derived from four principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; sales at Company-owned stores of chocolates and other confectionery products including gourmet caramel apples; and marketing fees.

The Company does not have a material amount of financial assets or liabilities that are required under accounting principles generally accepted in the United States of America (“GAAP”) to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts and notes receivable, accounts payable and line of credit approximate their carrying amounts due to their short duration.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at May 31, 2024:

	Stores Open at 2/29/2024	Opened	Closed	Sold	Stores Open at 5/31/2024
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	-	2
Franchise stores - Domestic stores and kiosks	149	-	(5)	-	144
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	104	2	(2)	-	104
U-Swirl - co-branded	11	-	-	-	11
Total	269				264

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the three months ended May 31, 2024, the Company incurred a net loss of $1.7 million and used cash in operating activities of $2.2 million. Additionally, the Company was not in compliance with the requirement under a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”) to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. The Company's current ratio as of May 31, 2024 was 1.10 to 1. The Credit Agreement is set to expire on September 30, 2024. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from the Lender and/or, amending its Credit Line facility. The Company is also exploring supplemental debt facilities for other operational activities. During the next twelve months the Company intends to sell its held for sale assets including an unused parcel of land near its headquarters and unused manufacturing equipment, cut overhead for manufacturing, and increase profits and gross margins through increasing chocolate price sales to its franchising system and Specialty Market customers. In addition, the Company intends to benefit from busy season of holiday product sales and add a chief financial officer to its management teams during the next twelve months. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance GAAP for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2025. All intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on June 13, 2024. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the estimate of the reserve for uncollectible accounts and the reserve for inventory obsolescence. The Company bases its estimates on historical experience and assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

Assets Held for Sale

The Company classifies an asset as held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year and the asset is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company assesses the fair value of an asset less costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying amount of the asset, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale.

In the first quarter of fiscal 2025, the Company commenced its plan to sell an unused parcel land in Durango, Colorado where the Company is headquartered. As of May 31, 2024, the land had a carrying value of approximately $0.4 million. As a result of the above, the Company determined that all of the criteria to classify the land as held for sale had been met as of May 31, 2024. Fair value was determined based upon the anticipated sales price of the asset based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate. No impairment charge was recorded as the fair value less costs to sell was in excess of the carrying amount of the assets.

In the first quarter of fiscal 2025, the Company commenced its plan to sell a piece of factory machinery. As of May 31, 2024, the machinery had a carrying value of approximately $0.7 million. As a result of the above, the Company determined that all of the criteria to classify the machinery as held for sale had been met as of May 31, 2024. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. An impairment charge of $0.1 million was recorded as the carrying value of the machinery was in excess of the fair value less costs to sell.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On July 10, 2024, the Company sold its parcel of land in Durango, Colorado, which was classified as held for sale as of May 31, 2024 for a purchase price of approximately $0.9 million.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Three Months Ended May 31,
Cash paid (received) for:	2024	2023
Interest	$35	-
Income taxes	6	(36)
Supplemental disclosure of non-cash investing activities:
Sale of assets in exchange for note receivable	$-	$1,000

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table summarizes contract liabilities as of May 31, 2024 and May 31, 2023:

	Three Months Ended May 31,
($'s in thousands)	2024	2023
Contract liabilities at the beginning of the period:	$829	$943
Revenue recognized	(70)	(45)
Contract fees received	53	36
Contract liabilities at the end of the period:	$812	$934

At May 31, 2024, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

2025	$110
2026	137
2027	124
2028	97
2029	76
Thereafter	268
Total	$812

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended May 31, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$70			$70

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales		$4,957		$4,957
Retail sales			322	322
Royalty and marketing fees	1,058			1,058
Total revenues recognized over time and point in time	$1,128	$4,957	$322	$6,407

Three Months Ended May 31, 2023

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$45	-	-	$45

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	-	$4,824	-	$4,824
Retail sales	-	-	192	192
Royalty and marketing fees	1,375	-	-	1,375
Total revenues recognized over time and point in time	$1,420	$4,824	$192	$6,436

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5 - INVENTORIES

Inventories consist of the following at May 31, 2024 and February 29, 2024:

($'s in thousands)	May 31, 2024	February 29, 2024
Ingredients and supplies	$2,158	$2,038
Finished candy	2,282	2,509
Reserve for slow moving inventory	(187)	(189)
Total inventories	$4,253	$4,358

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2024 and February 29, 2024 consisted of the following:

($'s in thousands)	May 31, 2024	February 29, 2024
Land	$124	$514
Building	5,109	5,109
Machinery and equipment	12,155	12,509
Furniture and fixtures	592	590
Leasehold improvements	139	139
Transportation equipment	326	326
	18,445	19,187

Less accumulated depreciation	(11,612)	(11,429)
Property and equipment, net	$6,833	$7,758

Depreciation expense related to property and equipment totaled $0.2 million and $0.2 million during the three months ended May 31, 2024 and 2023, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at May 31, 2024 and February 29, 2024:

				May 31, 2024		February 29, 2024
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(282)	$395	$(277)
Trademark/Non-competition agreements	5	-	20	259	(141)	259	(139)
Total				654	(423)	654	(416)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,230	$(423)	$1,230	$(416)

Amortization expense related to intangible assets totaled approximately $7 thousand and $7 thousand during the three months ended May 31, 2024 and 2023, respectively.

At May 31, 2024, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

2025	$27
2026	27
2027	27
2028	27
2029	27
Thereafter	96
Total	$231

NOTE 8 – NOTES PAYABLE AND REVOLVING CREDIT LINE

Revolving Credit Line

As of May 31, 2024, the Company had a $4.0 million credit line for general corporate and working capital purposes, of which $2.0 million was available for borrowing (subject to certain borrowing base limitations). The Company drew down $0.8 million on the credit line during the three months ended May 31, 2024. Per the Credit Agreement, the maturity date is September 30, 2024, at which point the full amount outstanding is due. The credit line is secured by substantially all of the Company’s assets, except retail store assets. Interest on borrowings is at the Secured Overnight

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financing Rate plus 2.37% (7.71% at May 31, 2024 and 7.69% at February 29, 2024). Additionally, the line of credit is subject to various financial ratio and leverage covenants.

As of May 31, 2024, the Company was not in compliance with the requirement under the Credit Agreement to maintain a ratio of total assets to total current liabilities of at least 1.5 to 1. The Company's current ratio as of May 31, 2024 was 1.10 to 1. The Company is in compliance, however, with all other aspects of the Credit Agreement. Refer to Note 1 for further information.

NOTE 9 – STOCK COMPENSATION PLANS

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units.

The Company recognized $40 thousand and $0.2 million of stock-based compensation expense during the three months ended May 31, 2024 and 2023, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2024:

Three Months Ended May 31,
2024
Outstanding non-vested restricted stock units at beginning of year:	160,958
Granted	215,182
Vested	(20,112)
Cancelled/forfeited	(219,880)
Outstanding non-vested restricted stock units as of May 31:	136,148

Weighted average grant date fair value	$3.62
Weighted average remaining vesting period (in years)	2.23

The following table summarizes stock option activity during the three months ended May 31, 2024:

Three Months Ended May 31,
2024
Outstanding stock options as of February 28 or 29:	17,698
Granted	-
Exercised	-
Cancelled/forfeited	(17,698)
Outstanding stock options as of May 31:	-

Weighted average exercise price	$0.00
Weighted average remaining contractual term (in years)	0.00

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended May 31, 2024, the Company issued 215,182 restricted stock units to various executives with a grant-date fair value of $0.8 million.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2024, 960,677 shares of common stock reserved for issuance under warrants and 136,148 shares underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2024 and 2023, lease expense recognized in the consolidated statements of operations was $0.1 million and $0.2 million, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.82% as of May 31, 2024. The total estimated future minimum lease payments is $1.7 million

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

as of May 31, 2024. As of May 31, 2024, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

FYE 25	$515
FYE 26	488
FYE 27	214
FYE 28	113
FYE 29	87
Thereafter	237
Total	$1,654

Less: Imputed interest	(168)
Present value of lease liabilities:	$1,486

The weighted average lease term at May 31, 2024 was 5.61 years. The Company did not enter into any new leases during the three months ended May 31, 2024.

The Company did not have any leases categorized as finance leases as of May 31, 2024 or February 29, 2024.

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

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. At May 31, 2024, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Franchising, Manufacturing and Retail Stores, which is the basis upon which the Company’s chief operating decision maker, the chief executive officer, evaluates the Company’s performance. The Company evaluates performance and allocates resources based on operating contribution, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common merchandising, distribution, and marketing functions, as well as common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended
May 31, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,128	$5,189	$322	$-	$6,639
Intersegment revenues	-	(232)	-	-	(232)
Revenue from external customers	1,128	4,957	322	-	6,407
Segment profit (loss)	243	(656)	(6)	(1,239)	(1,658)
Total assets	989	12,947	505	4,579	19,020
Capital expenditures	7	-	-	410	417
Total depreciation & amortization	$10	$199	$3	$26	238

Three Months Ended
May 31, 2023
($'s in thousands)	Franchising		Manufacturing		Retail		Unallocated	Total
Total revenues	$1,420		$5,018		$192		$-	$6,630
Intersegment revenues	-		(194)		-		-	(194)
Revenue from external customers	1,420	—	4,824	—	192	—	-	6,436
Segment profit (loss)	381		47		6		(1,961)	(1,527)
Total assets	993		9,153		434		10,219	20,799
Capital expenditures	-		511		3		36	550
Total depreciation & amortization	$8		$172		$1		$20	$201

NOTE 14 - INCOME TAXES

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

NOTE 15 – DISCONTINUED OPERATIONS

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

The following table discloses the results of operations of the businesses reported as discontinued operations for the three months ended May 31, 2024 and 2023:

	For the Three Months Ended May 31,
($'s in thousands)	2024	2023
Total Revenue	$—	$212
Cost of sales	—	-
Operating Expenses	—	143
Gain on disposal of assets	—	(635)
Other expense, net	—	-
Earnings from discontinued operations before income taxes	—	704
Income tax provision	—	-
Earnings from discontinued operations, net of tax	$—	$704

There were no assets and liabilities held for sale for U-Swirl as of May 31, 2024 and February 29, 2024.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the gain recognized during the three months ended May 31, 2023 related to the sale of assets on May 1, 2023, as described above (amounts in thousands):

Cash proceeds from the sale of assets	$1,749
Accounts receivable	9
Notes receivable	1,000

Total consideration received	2,758

Assets and liabilities transferred
Franchise rights	1,703
Inventory	6
Liabilities	(229)

Net assets transferred	1,480

Costs associated with the sale of assets	643

Gain on disposal of assets	$635

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is qualified by reference and should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on 10-K, filed with the SEC on June 13, 2024, for the fiscal year ended February 29, 2024.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains certain forward-looking information. See "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report for certain information concerning forward-looking statements.

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products (“Durango Products”). Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2024, there was 2 Company-owned, 115 licensee-owned and 147 franchised Rocky Mountain Chocolate Factory stores operating in 36 states and the Philippines.

On May 1, 2023, subsequent to the end of ("fiscal year") FY 2023, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and frozen yogurt business, U-Swirl International, Inc. The aggregate sale price of U-Swirl was $2.75 million, consisting of (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note. The business divestiture of the U-Swirl segment was preceded by a separate sale of the Company’s three owned U-Swirl locations on February 24, 2023. The consolidated financial statements present the historical financial results of the former U-Swirl segment as discontinued operations for all periods presented. See Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 "Financial Statements", of this Quarterly Report for information on this divestiture.

With the sale of U-Swirl, we continue to focus on our confectionery franchise business to further enhance our competitive position and operating margin, simplify our business model, and deliver sustainable value to our stockholders.

Current Trends Affecting Our Business and Outlook

As a result of recent macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have seen labor and logistics challenges, which have contributed to lower factory, retail and e-commerce sales of our products due to the availability of material, labor and freight. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our production facility, or if we or our franchisees experience delays in stocking our products.

We are subject to seasonal fluctuations in sales because of key holidays and the location of our franchisees, which have traditionally been located in high traffic areas such as resorts or tourist locations, and the nature of the products we sell, which are highly seasonal. Historically, the strongest sales of our products have occurred during key holidays and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and sales of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

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

Results of Continuing Operations

Three Months Ended May 31, 2024 Compared To the Three Months Ended May 31, 2023

Results Summary

Basic loss per share increased from a loss from continuing operations of $(0.24) per share for the three months ended May 31, 2023 to a loss from continuing operations of $(0.26) per share for the three months ended May 31, 2024. Revenues decreased by 0.5% from $6.4 million for the three months ended May 31, 2023 to $6.4 million for the three months ended May 31, 2024. Operating loss was $1.5 million for the three months ended May 31, 2023 compared to an operating loss of $1.6 million for the three months ended May 31, 2024. Loss from continuing operations increased from a loss of $1.5 million for the three months ended May 31, 2023 to a loss of $1.7 million for the three months ended May 31, 2024.

REVENUES

	Three Months Ended May 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Durango product and retail sales	$5,279	$5,016	263	5.2%
Franchise fees	70	45	25	55.6%
Royalty and marketing fees	1,058	1,375	(317)	(23.1)%
Total	$6,407	$6,436	$(29)	(0.5)%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 5.2%, or $0.3 million for the three months ended May 31, 2024 compared to the three months ended May 31, 2023 was primarily due to improved year over year franchisee demand and improved inventory management.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.3 million during the three months ended May 31, 2024 compared to the three months ended May 31, 2023, primarily due to a decrease in stores year over year that are subject to royalty fees. The increase in franchise fee revenue of $25 thousand during the three months ended May 31, 2024 compared to the three months ended May 31, 2023 was primarily the result of store ownership transfer fees received.

COSTS AND EXPENSES

	Three Months Ended May 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total cost of sales	$5,586	$4,758	$828	17.4%
Franchise costs	541	680	(139)	(20.4)%
Sales and marketing	430	473	(43)	(9.1)%
General and administrative	1,239	1,932	(693)	(35.9)%
Retail operating	199	103	96	93.2%
Depreciation and amortization, exclusive of depreciation and amortization expense of $196 and $171, respectively, included in cost of sales	42	31	11	35.5%
Total	$8,037	$7,977	$60	0.8%

Gross Margin	Three Months Ended May 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	(307)	258	(565)	(219.0)%
Gross margin percentage	(5.8)%	5.1%	(11)%	(214.0)%

Adjusted Gross Margin	Three Months Ended May 31,
(a non-GAAP measure)			$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$(307)	$258	$(565)	(219.2)%
Plus: depreciation and amortization	196	171	25	14.6%
Total Adjusted Gross Margin (non-GAAP measure)	$(111)	$429	$(540)	(125.9)%

Total Adjusted Gross Margin (non-GAAP measure)	(2.1)%	8.5%	(11)%	(124.7)%

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

Cost of Sales and Gross Margin

Total gross margin percentage decreased to (5.8)% for the three months ended May 31, 2024 compared to a gross margin of 5.1% during the three months ended May 31, 2023, due primarily to increased raw material and labor costs.

Franchise Costs

The decrease in franchise costs for the three months ended May 31, 2024 compared to the three months ended May 31, 2023 was due primarily to operational efficiencies, but we continue to build our franchise network as we focus on identifying new franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 48.0% for the three months ended May 31, 2024 from 47.9% for the three months ended May 31, 2023. This increase as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty fees partially offset by higher costs.

Sales and Marketing

The decrease in sales and marketing costs during the three months ended May 31, 2024 compared to the three months ended May 31, 2023 was due primarily to operational efficiencies and cost cutting measures.

General and Administrative

The decrease in general and administrative costs during the three months ended May 31, 2024 compared to the three months ended May 31, 2023, was due primarily to a decrease in legal fees that were incurred in the prior year related to contested solicitation of proxies. As a percentage of total revenues, general and administrative expenses decreased to 19.3% during the three months ended May 31, 2024, compared to 30.0% during the three months ended May 31, 2023.

Retail Operating Expenses

Retail operating expenses increased 93.2% during the three months ended May 31, 2024 compared to the three months ended May 31, 2023. This increase is primarily the result of two retail stores in the current year with the addition of the Corpus Christi location.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $42 thousand during the three months ended May 31, 2024, an increase of 35.5% from $31 thousand during the three months ended May 31, 2023. Depreciation and amortization included in cost of sales increased 14.6% from $0.2 million during the three months ended May 31, 2023 to $0.2 million during the three months ended May 31, 2024. This increase was the result of investment in production equipment.

Other Income (Expense)

Other income (expense) was $(28) thousand during the three months ended May 31, 2024, compared to other income of $14 thousand during for the three months ended May 31, 2023. This represents interest income of $7 thousand for the three months ended May 31, 2024 compared to $20 thousand for the three months ended May 31, 2023, and interest expense of $35 thousand for the three months ended May 31, 2024 compared to $6 thousand during for the three months ended May 31, 2023.

Liquidity and Capital Resources

As of May 31, 2024, working capital was $0.8 million compared with $1.5 million as of February 29, 2024. The decrease in working capital was due primarily to a strategic reduction of inventory on hand, commensurate with the current product assortments actively marketed by us and our franchisees, and continued capital investment in the Durango production facility.

Cash and cash equivalent balances decreased from $2.1 million as of February 29, 2024 to $0.6 million as of May 31, 2024 primarily as a result of cash used by operating activities. Our current ratio was 1.10 to 1.0 on May 31, 2024 compared to 1.19 to 1.0 on February 29, 2024. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2024, we had a consolidated net loss of $1.7 million. Operating activities used cash of $2.2 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.2 million. Changes in operating assets and liabilities resulted in a net cash outflow of $0.8 million from cash used in the normal course of business. During the three months ended May 31, 2023, we had a consolidated net loss of $0.8 million. Operating activities used cash of $0.4 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.2 million, and stock compensation expense of $0.2 million.

During the three months ended May 31, 2024, investing activities used cash of $(38) thousand, primarily due to the purchases of property and equipment of $0.4 million. In comparison, investing activities provided for cash of $0.9 million during the three months ended May 31, 2023, primarily due cash flows from discontinued operations of $1.4 million, partially offset by purchases of property and equipment of $0.6 million.

There were $0.8 million cash flows from financing activities during the three months ended May 31, 2024 compared to no cash flows from financing activities during the prior year. The Company drew down $0.8 million on its revolving line of credit during the three months ended May 31, 2024 as discussed further below.

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

Revolving Line of Credit

Pursuant to a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”), we have a $4.0 million credit line for general corporate and working capital purposes, of which $2.0 million was available for borrowing (subject to certain borrowing-based limitations) as of May 31, 2024 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.71% at May 31, 2024 and 7.69% at February 29, 2024). Additionally, the Credit Line is subject to various financial ratio and leverage covenants. Per the Credit Agreement, the maturity date is September 30, 2024.

As of May 31, 2024 we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of May 31, 2024 was 1.10 to 1. The Company has requested a waiver from the Lender regarding its compliance with this covenant, however no assurance can be given that the Lender will issue a waiver. Except as described above, we were in compliance with all other aspects of the Credit Agreement.

As a result of our noncompliance, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of all funds drawn down under the Credit Line. As of May 31, 2024 and as of the date of this Quarterly Report, we did not have enough cash on hand to satisfy our obligations under the Credit Line if the Lender exercised its option to demand repayment. Additionally, if the Lender exercises its option and demands repayment at some time in the future, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement.

The Lender also retains the right to act on covenant violations that occur after the date of delivery of any waiver. If the Lender were to decline to grant us a waiver and instead demand repayment in the future, we may need to seek alternative financing to pay these obligations as the Company may not have sufficient facilities or sufficient cash on hand at that time to satisfy these obligations.

The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from the Lender and/or amending our Credit Line facility. We are also exploring supplemental debt facilities for other operational activities which could give us the ability to repay the Credit Line as needed.

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Nature of Operations and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024 describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

Off Balance Sheet Arrangements

As of May 31, 2024, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of May 31, 2024, we had purchase obligations of approximately $0.3 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Depreciation expense is based on the historical cost to the Company of its fixed assets and is therefore potentially less than it would be if it were based on the current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2024.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part 1, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on June 13, 2024. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2024.

Pursuant to a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”), we have a $4.0 million credit line for general corporate and working capital purposes, of which $2.0 million was available for borrowing (subject to certain borrowing-based limitations) as of May 31, 2024 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.71% at May 31, 2024 and 7.69% at February 29, 2024). Additionally, the Credit Line is subject to various financial ratio and leverage covenants.

As of May 31, 2024, we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of May 31, 2024 was 1.10 to 1. In the past, we have requested, and the Lender has granted, waivers of our compliance with this requirement. There can be no assurance that the Lender will grant us a waiver for our current noncompliance or waivers for future noncompliance.

As a result of our noncompliance, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of all funds drawn down under the Credit Line. As of the date of this Quarterly Report, we do not have enough cash on hand to satisfy our obligations under the Credit Line if the Lender exercised its option to demand repayment. If the Lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement which would have an adverse effect on our liquidity, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended May 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On July 11, 2024, there were approximately 433 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith

10.1	Offer Letter, dated March 25, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Starlette B. Johnson	Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2024 (File No. 001-36865

10.2	Offer Letter, dated May 29, 2024, by and between Rocky Mountain Chocolate Factory, Inc., and Jeffrey R. Geygan	Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2024 (File No. 001-36865)

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)

Date: July 15, 2024	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer