Form 10-Q
period 2024-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2024-10-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

On October 10, 2024, the registrant had 7,597,819 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements expressing general views about future operating results are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer and retail trends, costs and availability of raw materials, competition, and the success of our co-branding strategy and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the Securities and Exchange Commission (“SEC”) on June 13, 2024, as updated by this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2024	2023	2024	2023
Revenues
Sales	$4,918	$5,016	$10,197	$10,032
Franchise and royalty fees	1,462	1,542	2,590	2,962
Total Revenue	6,380	6,558	12,787	12,994

Costs and Expenses
Cost of sales	4,350	4,632	9,936	9,391
Franchise costs	952	614	1,493	1,293
Sales and marketing	138	442	568	915
General and administrative	1,622	1,687	2,861	3,619
Retail operating	194	162	393	265
Depreciation and amortization, exclusive of depreciation and amortization expense of $190, $183, $386 and $354, respectively, included in cost of sales	38	32	80	63
Total costs and expenses	7,294	7,569	15,331	15,546

Loss from Operations	(914)	(1,011)	(2,544)	(2,552)

Other Income (Expense)
Interest expense	(63)	(6)	(98)	(13)
Interest income	7	18	14	38
Gain (loss) on disposal of assets	248	-	248	-
Other income, net	192	12	164	25

Loss Before Income Taxes	(722)	(999)	(2,380)	(2,527)

Income Tax Provision (Benefit)	-	-	-	-

Loss from Continuing Operations	(722)	(999)	(2,380)	(2,527)

Discontinued Operations
Earnings from discontinued operations, net of tax	-	-	-	69
Gain on disposal of discontinued operations, net of tax	-	-	-	635
Earnings from discontinued operations, net of tax	-	-	-	704

Net Loss	$(722)	$(999)	$(2,380)	$(1,823)

Basic Loss per Common Share
Loss from continuing operations	$(0.11)	$(0.16)	$(0.37)	$(0.40)
Earnings from discontinued operations	-	-	-	0.11
Net loss	$(0.11)	$(0.16)	$(0.37)	$(0.29)

Diluted Loss per Common Share
Loss from continuing operations	$(0.11)	$(0.16)	$(0.37)	$(0.40)
Earnings from discontinued operations	-	-	-	0.11
Net loss	$(0.11)	$(0.16)	$(0.37)	$(0.29)

Weighted Average Common Shares Outstanding - Basic	6,686,537	6,239,078	6,507,323	6,284,846
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	6,686,537	6,239,078	6,507,323	6,284,846

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	August 31, 2024 (unaudited)	February 29, 2024
Assets
Current Assets
Cash and cash equivalents	$973	$2,082
Accounts receivable, less allowance for credit losses of $367 and $332, respectively	2,439	2,184
Notes receivable, current portion, less current portion of the allowance for credit losses of $18 and $30, respectively	36	489
Refundable income taxes	63	46
Inventories	6,115	4,358
Other	702	443
Current assets held for sale	666	-
Total current assets	10,994	9,602
Property and Equipment, Net	7,724	7,758
Other Assets
Notes receivable, less current portion and allowance for credit losses of $12 and $0, respectively	77	695
Goodwill	576	576
Intangible assets, net	224	238
Lease right of use asset	1,460	1,694
Other	75	14
Total other assets	2,412	3,217
Total Assets	$21,130	$20,577
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,714	$3,411
Line of credit	3,450	1,250
Accrued salaries and wages	962	1,833
Gift card liabilities	688	624
Other accrued expenses	154	301
Contract liabilities	147	150
Lease liability	380	503
Deposit Liability	358	-
Total current liabilities	8,853	8,072
Lease Liability, Less Current Portion	1,081	1,191
Contract Liabilities, Less Current Portion	671	678
Total Liabilities	10,605	9,941
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 7,588,587 shares and 6,306,027 shares issued and outstanding, respectively	8	6
Additional paid-in capital	12,163	9,896
Retained earnings (accumulated deficit)	(1,646)	734
Total stockholders' equity	10,525	10,636
Total Liabilities and Stockholders' Equity	$21,130	$20,577

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(2,380)	$(1,823)
Less: Earnings from discontinued operations, net of tax	-	704
Loss from continuing operations	(2,380)	(2,527)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	467	416
Provision for obsolete inventory	9	48
Gain (loss) on disposal of assets	(248)	(40)
Expense recorded for stock compensation	81	325
Changes in operating assets and liabilities:
Accounts receivable	(255)	54
Refundable income taxes	(17)	30
Inventories	(1,386)	375
Other current assets	(258)	(92)
Accounts payable	(1,075)	(16)
Accrued liabilities	(598)	543
Contract liabilities	(10)	(43)
Net cash used in operating activities of continuing operations	(5,670)	(927)
Net cash used in operating activities of discontinued operations	-	(39)
Net cash used in operating activities	(5,670)	(966)

Cash Flows from Investing Activities
Addition to notes receivable	-	(49)
Proceeds received on notes receivable	154	36
Proceeds from the sale of assets	1,607	112
Purchases of property and equipment	(1,534)	(1,252)
Increase in other assets	(54)	(31)
Net cash provided by (used in) investing activities of continuing operations	173	(1,184)
Net cash provided by investing activities of discontinued operations	-	1,418
Net cash provided by investing activities	173	234

Cash Flows from Financing Activities
Proceeds from line of credit	2,200	-
Issuance of common stock through securities purchase agreement	2,188	-
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	4,388	-

Net Decrease in Cash and Cash Equivalents	(1,109)	(732)

Cash and Cash Equivalents, Beginning of Period	2,082	4,717

Cash and Cash Equivalents, End of Period	$973	$3,985

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended August 31, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of February 29, 2024	-	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	-	-	20,112	-	40	-	40
Net loss	-	-	-	-	-	(1,658)	(1,658)
Balances as of May 31, 2024	-	$-	6,326,139	$6	$9,936	$(924)	$9,018
Equity compensation, restricted stock units, net of shares withheld	-	-	12,448	-	41	-	41
Issuance of common stock through securities purchase agreement	-	-	1,250,000	2	2,186	-	2,188
Net loss	-	-	-	-	-	(722)	(722)
Balances as of August 31, 2024	-	-	7,588,587	8	12,163	(1,646)	10,525

The accompanying notes are an integral part of these consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended August 31, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of February 28, 2023	-	$-	6,257,137	$6	$9,458	$4,906	$14,370
Equity compensation, restricted stock units, net of shares withheld	-	-	33,027	-	201	-	201
Net loss	-	-	-	-	-	(823)	(823)
Balances as of May 31, 2023	-	$-	6,290,164	$6	$9,659	$4,083	$13,748
Issuance of common stock, vesting of restricted stock units	-	-	9,661	-	-	-	-
Equity compensation, restricted stock units and stock options	-	-	-	-	123	-	123
Net loss	-	-	-	-	-	(999)	(999)
Balances as of August 31, 2023	-	-	6,299,825	$6	$9,782	$3,084	$12,872

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at August 31, 2024:

	Stores Open at 2/29/2024	Opened	Closed	Sold	Stores Open at 8/31/2024
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	-	2
Franchise stores - Domestic stores and kiosks	149	1	(5)	(1)	144
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	104	2	(2)	-	104
U-Swirl - co-branded	11	-	-	(1)	10
Total	269				263

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the six months ended August 31, 2024, the Company incurred a net loss of $2.4 million and used cash in operating activities of $5.7 million. Additionally, the Company was not in compliance with the requirement under a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”) to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. The Company's current ratio as of August 31, 2024 was 1.24 to 1. The Credit Agreement was set to expire on September 30, 2024, and was repaid on September 30, 2024 (see Note 8). These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company is exploring various means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from our lender. The Company continues to explore supplemental liquidity sources. During the next twelve months, the Company intends to further reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale to its franchising system and Specialty Market customers. In addition, the Company intends to benefit from its historically busy season of holiday product sales while also increasing sales through its e-commerce distribution channel on a year-round basis. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2025. All intercompany balances and transactions have been eliminated in consolidation.

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

In the first quarter of fiscal 2025, the Company commenced its plan to sell an unused parcel land in Durango, Colorado where the Company is headquartered. On July 10, 2024, the Company sold its parcel of land in Durango, Colorado, which was classified as held for sale as of May 31, 2024, for a purchase price of approximately $0.9 million, and recorded a gain of approximately $0.5 million in connection with the sale.

In the first quarter of fiscal 2025, the Company commenced its plan to sell a piece of factory machinery. As of August 31, 2024, the machinery had a carrying value of approximately $0.7 million. As a result of the above, the Company determined that all of the criteria to classify the machinery as held for sale had been met as of August 31, 2024. Fair value was determined based upon the anticipated sales price of these assets based on current market conditions and assumptions made by management, less selling costs. The Company recorded an impairment charge of $0.1 million during the six months ended August 31, 2024, as the carrying value of the machinery was in excess of the fair value less costs to sell.

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

In July 2024, the Company and Isaac Lee Collins, LLC entered into a Promissory Note and Security Assignment and Assumption Agreement (the “Agreement”) related to the outstanding U-Swirl promissory note which had an outstanding principal and accrued interest balance of $1.0 million. Pursuant to the terms of the Agreement, the Company irrevocably assigned and transferred to the purchaser all of its right, title, and interest in and to the U-Swirl promissory note and the purchaser agreed to assume the same in consideration of $0.7 million. The Company recorded a loss of $0.2 million in connection with the sale and is included within gain (loss) on disposal of assets on the statements of operations.

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements, other than the execution of the New Credit Agreement discussed in Note 8.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Six Months Ended August 31,
Cash paid (received) for:	2024	2023
Interest	$98	-
Income taxes	17	(30)
Supplemental disclosure of non-cash investing activities:
Sale of assets in exchange for note receivable	$-	$1,000

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

The following table summarizes contract liabilities as of August 31, 2024 and August 31, 2023:

	Six Months Ended August 31,
($'s in thousands)	2024	2023
Contract liabilities at the beginning of the year:	$828	$943
Revenue recognized	(108)	(86)
Contract fees received	98	43
Contract liabilities at the end of the period:	$818	$900

At August 31, 2024, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

2025	$74
2026	142
2027	129
2028	102
2029	80
Thereafter	291
Total	$818

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the three months ended August 31, 2024 or six months ended August 31, 2024.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended August 31, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$38	$-	$-	$38

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$4,524	$-	$4,524
Retail sales	-	-	394	394
Royalty and marketing fees	1,424	-	-	1,424
Total revenues recognized over time and point in time	$1,462	$4,524	$394	$6,380

Three Months Ended August 31, 2023

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$41	$-	$-	$41

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$4,707	$-	$4,707
Retail sales	-	-	309	309
Royalty and marketing fees	1,501	-	-	1,501
Total revenues recognized over time and point in time	$1,542	$4,707	$309	$6,558

Six Months Ended August 31, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$108	$-	$-	$108

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$9,481	$-	$9,481
Retail sales	-	-	716	716
Royalty and marketing fees	2,482	-	-	2,482
Total revenues recognized over time and point in time	$2,590	$9,481	$716	$12,787

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended August 31, 2023

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$86	$-	$-	$86

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$9,531	$-	$9,531
Retail sales	-	-	501	501
Royalty and marketing fees	2,876	-	-	2,876
Total revenues recognized over time and point in time	$2,962	$9,531	$501	$12,994

NOTE 5 - INVENTORIES

Inventories at August 31, 2024 and February 29, 2024 consisted of the following:

($'s in thousands)	August 31, 2024	February 29, 2024
Ingredients and supplies	$3,020	$2,038
Finished candy	3,275	2,509
Reserve for slow moving inventory	(180)	(189)
Total inventories	$6,115	$4,358

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at August 31, 2024 and February 29, 2024 consisted of the following:

($'s in thousands)	August 31, 2024	February 29, 2024
Land	$124	$514
Building	5,342	5,109
Machinery and equipment	13,110	12,509
Furniture and fixtures	519	590
Leasehold improvements	139	139
Transportation equipment	326	326
	19,560	19,187

Less accumulated depreciation	(11,836)	(11,429)
Property and equipment, net	$7,724	$7,758

Depreciation expense related to property and equipment totaled $0.2 million and $0.5 million during the three and six months ended August 31, 2024 compared to $0.2 million and $0.4 million during the three and six months ended August 31, 2023, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at August 31, 2024 and February 29, 2024 consisted of the following:

				August 31, 2024		February 29, 2024
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(286)	$395	$(277)
Trademark/Non-competition agreements	5	-	20	259	(144)	259	(139)
Total				654	(430)	654	(416)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,230	$(430)	$1,230	$(416)

Amortization expense related to intangible assets totaled $7 thousand and $14 thousand during the three and six months ended August 31, 2024 compared to approximately $7 thousand and $14 thousand during the three and six months ended August 31, 2023, respectively.

At August 31, 2024, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

2025	$27
2026	27
2027	27
2028	27
2029	27
Thereafter	89
Total	$224

NOTE 8 – NOTES PAYABLE AND REVOLVING CREDIT LINE

Revolving Credit Line

As of August 31, 2024, the Company had a $4.0 million credit line (the "Credit Agreement") for general corporate and working capital purposes, of which $0.6 million was available for borrowing (subject to certain borrowing base limitations). The Company drew down $2.2 million on the credit line during the six months ended August 31, 2024 and had $3.5 million outstanding as of August 31, 2024. Per the Credit Agreement, the maturity date is September 30, 2024, at which point the full amount outstanding is due. The credit line is secured by substantially all of the Company’s

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.69% at August 31, 2024 and 7.69% at February 29, 2024). Additionally, the line of credit is subject to various financial ratio and leverage covenants.

As of August 31, 2024, the Company was not in compliance with the requirement under the Credit Agreement to maintain a ratio of total assets to total current liabilities of at least 1.5 to 1. The Company's current ratio as of August 31, 2024 was 1.24 to 1. The Company is in compliance, however, with all other aspects of the Credit Agreement. Refer to Note 1 for further information. The full outstanding balance of the Credit Agreement was paid in full on September 30, 2024 as discussed below.

On September 30, 2024, the Company entered into a new credit agreement (the “New Credit Agreement”) with a new lender, RMC Credit Facility, LLC ("RMC"). RMC is a related party of the Company as a Board Member was involved and an investor with the New Credit Agreement. Pursuant to the New Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The New Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

In connection with the New Credit Agreement, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of Parent’s board of directors

The proceeds of the New Credit Agreement were and will be used as follows: (i) $3.5 million was used to repay the Credit Agreement and (ii) the remaining balance will be used for continued capital investment and working capital needs. The New Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio.

NOTE 9 – COMMON STOCK

Securities Purchase Agreement

On August 5, 2024, the Company entered into a securities purchase agreement with certain investors, including Steven L. Craig, an existing director of the Company (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 1,250,000 of shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the shares were subsequently registered for resale on a form S-1 that was declared effective by the SEC on October 9, 2024.

Stock Compensation Plans

Under the Company’s 2007 Equity Incentive Plan (as amended and restated) (the “2007 Plan”), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan with a total of 1,031,940 shares.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized $41 thousand and $0.1 million of stock-based compensation expense during the three and six months ended August 31, 2024 compared with $0.1 million and $0.3 million during the three and six months ended August 31, 2023, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2024:

Six Months Ended August 31,
2024
Outstanding non-vested restricted stock units at beginning of year:	160,958
Granted	215,182
Vested	(21,043)
Cancelled/forfeited	(252,023)
Outstanding non-vested restricted stock units as of August 31:	103,074

Weighted average grant date fair value	$3.62
Weighted average remaining vesting period (in years)	2.75

The following table summarizes stock option activity during the six months ended August 31, 2024:

Six Months Ended August 31,
2024
Outstanding stock options as of February 29:	17,698
Granted	-
Exercised	-
Cancelled/forfeited	(17,698)
Outstanding stock options as of August 31:	-

Weighted average exercise price	$-
Weighted average remaining contractual term (in years)	-

During the six months ended August 31, 2024, the Company granted 215,182 restricted stock units to various executives with a grant-date fair value of $0.8 million. During the six months ended August 31, 2023, the Company granted 137,554 restricted stock units to various executives with a grant-date fair value of $0.8 million.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2024, 960,677 shares of common stock reserved for issuance under warrants and 103,074 shares underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended August 31, 2023, 960,677 shares of common stock reserved for issuance under warrants and 151,466 shares of common stock underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2024 and 2023, lease expense recognized in the consolidated statements of operations was $0.2 million and $0.3 million, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.94% as of August 31, 2024. The total estimated future minimum lease payments are $1.6 million as of August 31, 2024.

As of August 31, 2024, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FYE 25	$513
FYE 26	420
FYE 27	185
FYE 28	113
FYE 29	71
Thereafter	311
Total	$1,613

Less: Imputed interest	(152)
Present value of lease liabilities:	$1,461

The weighted average lease term at August 31, 2024 was 6.2 years. The Company did not enter into any new leases during the six months ended August 31, 2024 or the six months ended August 31, 2023.

The Company did not have any leases categorized as finance leases as of August 31, 2024 or February 29, 2024.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company may frequently enter into purchase contracts of between three to eighteen months for chocolate, certain nuts, and other raw material inputs. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. At August 31, 2024, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

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

Three Months Ended
August 31, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,462	$4,723	$394	$-	$6,579
Intersegment revenues	-	(199)	-	-	(199)
Revenue from external customers	1,462	4,524	394	-	6,380
Segment profit (loss)	504	132	94	(1,452)	(722)
Total assets	1,250	14,711	533	4,636	21,130
Capital expenditures	-	965	-	151	1,116
Total depreciation & amortization	$7	$193	$3	$25	228

Three Months Ended
August 31, 2023
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,542	$4,974	$309	$-	$6,825
Intersegment revenues	-	(267)	-	-	(267)
Revenue from external customers	1,542	4,707	309	-	6,558
Segment profit (loss)	586	87	24	(1,696)	(999)
Total assets	1,061	10,117	490	8,867	20,535
Capital expenditures	32	521	17	132	702
Total depreciation & amortization	$8	$184	$1	$21	$214

Six Months Ended
August 31, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$2,590	$9,912	$716	$-	$13,218
Intersegment revenues	-	(431)	-	-	(431)
Revenue from external customers	2,590	9,481	716	-	12,787
Segment profit (loss)	747	(524)	88	(2,691)	(2,380)
Total assets	1,250	14,711	533	4,636	21,130
Capital expenditures	-	965	-	569	1,534
Total depreciation & amortization	$17	$392	$6	$52	$467

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended
August 31, 2023
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$2,962	$9,991	$501	$-	$13,454
Intersegment revenues	(1)	(460)	-	-	(461)
Revenue from external customers	2,962	9,531	501	-	12,994
Segment profit (loss)	967	135	30	(3,659)	(2,527)
Total assets	1,061	10,117	490	8,867	20,535
Capital expenditures	32	1,032	20	168	1,252
Total depreciation & amortization	$15	$356	$3	$42	$416

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

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. The Company evaluates, on a quarterly basis, whether it is more likely than not that its deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. The Company periodically evaluates its deferred tax assets to determine if its assumptions and estimates should change.

NOTE 15 – DISCONTINUED OPERATIONS

On February 24, 2023 and May 1, 2023, the Company entered into agreements to sell: 1) all operating assets and inventory associated with the Company’s three U-Swirl Company-owned locations, and 2) all franchise rights and intangible assets associated with the franchise operations of U-Swirl, respectively. The May 1, 2023 sale was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated May 1, 2023, by and among the Company, as guarantor, U Swirl as seller, LLC (“Purchaser”), a related company of Fosters Freeze, Inc., a California corporation. Pursuant to the Asset Purchase Agreement, on the Closing Date, Purchaser paid to U-Swirl $2.75 million, consisting of approximately (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note in the aggregate original principal amount of $1.0 million. As a result of these asset sales, the activities of the Company’s subsidiary, U-Swirl, which were previously recorded to the U-Swirl operating segment, are reported as discontinued operations in the consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows for all periods presented. The majority of the assets and liabilities of U-Swirl met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the respective statements.

On October 31, 2023, the Company filed a certificate of dissolution with the Secretary of State of the State of Nevada with respect to U-Swirl. As a result, U-Swirl is effectively fully dissolved and no longer in legal existence.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table discloses the results of operations of the businesses reported as discontinued operations for the three and six months ended August 31, 2024 and 2023:

	For the Six Months Ended August 31,
($'s in thousands)	2024	2023
Total Revenue	$-	$212
Cost of sales	-	-
Operating Expenses	-	143
Gain on disposal of assets	-	(635)
Other expense, net	-	-
Earnings from discontinued operations before income taxes	-	704
Income tax provision	-	-
Earnings from discontinued operations, net of tax	$-	$704

There were no assets and liabilities held for sale for U-Swirl as of August 31, 2024 and February 29, 2024.

The following table summarizes the gain recognized during the six months ended August 31, 2023 related to the sale of assets on May 1, 2023, as described above (amounts in thousands):

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2024, there was 2 Company-owned, 114 licensee-owned and 147 franchised Rocky Mountain Chocolate Factory stores operating in 36 states and the Philippines.

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

On August 5, 2024, the Company entered into a securities purchase agreement with certain investors, including Steven L. Craig, an existing director of the Company (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors in a private placement, an aggregate of 1,250,000 of shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the Company filed a Form S-1 registering the shares sold in the private placement. The Form S-1 was declared effective by the SEC on October 9, 2024 .

On September 30, 2024, the Company repaid the amount owed under its credit agreement with Wells Fargo Bank N.A. and entered into a new credit agreement (the “New Credit Agreement”) with RMC Credit Facility, LLC (“RMC”). Pursuant to the New Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of Parent’s board of directors.

Current Trends Affecting Our Business and Outlook

As a result of recent macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced elevated raw material, labor, and freight costs. We continue to experience, although at a decelerating pace, labor and logistics challenges, which have contributed to lower factory, retail and e-commerce sales. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain ingredients or packaging, or if we or our franchisees experience delays in stocking our products.

We are subject to seasonal fluctuations in sales because of key holidays and the location of our franchisees, which have traditionally been located in high traffic areas such as resorts or tourist locations, and the nature of the products we sell, which are seasonal. Historically, the strongest sales of our products have occurred during key holidays and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sales of new franchise locations. Because of the seasonality of our business and the impact of new store openings and sales of new franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The most important factors for continued growth in our earnings are our ability to increase the sales of premium chocolate products produced in our Durango production facility, and the support of our franchisees in increasing the frequency of customer visits and the average value of each customer transaction, along with ongoing e-commerce revenue growth, and new franchised store growth.

Our ability to successfully achieve expansion of our franchise systems depends on many factors not within our control including the availability of suitable sites for new store locations and the availability of qualified franchisees to support our expansion plans.

Efforts to reverse the decline in same store pounds purchased from our production facility by franchised stores and to increase total Durango production depend on many factors, including new store openings, competition, the receptivity of our franchise system to our product introductions and promotional programs.

Results of Continuing Operations

Three Months Ended August 31, 2024 Compared To the Three Months Ended August 31, 2023

Results Summary

Basic loss per share decreased from a loss from continuing operations of $(0.16) per share for the three months ended August 31, 2023 to a loss from continuing operations of $(0.11) per share for the three months ended August 31, 2024. Revenues decreased by 2.7% from $6.6 million for the three months ended August 31, 2023 to $6.4 million for the three months ended August 31, 2024. Operating loss was $1.0 million for the three months ended August 31, 2023 compared to an operating loss of $0.9 million for the three months ended August 31, 2024. Loss from continuing operations decreased from a loss of $1.0 million for the three months ended August 31, 2023 to a loss of $0.7 million for the three months ended August 31, 2024.

REVENUES

	Three Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Durango product and retail sales	$4,918	$5,016	(98)	(2.0)%
Franchise fees	38	41	(3)	(7.3)%
Royalty and marketing fees	1,424	1,501	(77)	(5.1)%
Total	$6,380	$6,558	$(178)	(2.7)%

Durango Product and Retail Sales

The decrease in Durango product and retail sales of 2.0%, or $0.1 million for the three months ended August 31, 2024 compared to the three months ended August 31, 2023 was primarily due to decreased year-over-year franchisee demand for products purchased from the Durango production facility, in part impacted by a June 1, 2024 price increase to the franchise network, and in part as a result of lower total store count.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.1 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023, primarily due to a decrease in stores year over year that are subject to royalty fees. The decrease in franchise fee revenue of $3 thousand during the three months ended August 31, 2024 compared to the three months ended August 31, 2023 was not material.

COSTS AND EXPENSES

	Three Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total cost of sales	$4,350	$4,632	$(282)	(6.1)%
Franchise costs	952	614	338	55.0%
Sales and marketing	138	442	(304)	(68.8)%
General and administrative	1,622	1,687	(65)	(3.9)%
Retail operating	194	162	32	19.8%
Depreciation and amortization, exclusive of depreciation and amortization expense of $190 and $183, respectively, included in cost of sales	38	32	6	18.8%
Total	$7,294	$7,569	$(275)	(3.6)%

Gross Margin

	Three Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	568	384	$184	47.9%
Gross margin percentage	11.5%	7.7%	4%	50.9%

Adjusted Gross Margin

(a non-GAAP measure)	Three Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$568	$384	$184	47.9%
Plus: depreciation and amortization	190	183	7	3.8%
Total Adjusted Gross Margin (non-GAAP measure)	$758	$567	$191	33.7%

Total Adjusted Gross Margin (non-GAAP measure)	15.4%	11.3%	4%	36.4%

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

Cost of Sales and Gross Margin

Total gross margin percentage increased to 11.5% for the three months ended August 31, 2024 compared to a gross margin of 7.7% during the three months ended August 31, 2023, due primarily to an increase in selling prices and operational efficiencies.

Franchise Costs

The increase in franchise costs for the three months ended August 31, 2024 compared to the three months ended August 31, 2023 was due primarily to investments made in our franchise development team designed to increase franchised store locations as we continue to build our franchise network and identify new sites and franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 65.1% for the three months ended August 31, 2024 from 39.8% for the three months ended August 31, 2023.

Sales and Marketing

The decrease in sales and marketing costs during the three months ended August 31, 2024 compared to the three months ended August 31, 2023 was due in part due to operational efficiencies and cost cutting measures and in part due to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the three months ended August 31, 2024 compared to the three months ended August 31, 2023, was due primarily to a decrease in legal and third-party fees. As a percentage of total revenues, general and administrative expenses decreased to 25.4% during the three months ended August 31, 2024, compared to 25.7% during the three months ended August 31, 2023.

Retail Operating Expenses

Retail operating expenses increased 19.8% during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. This increase is primarily the result of the addition of the Corpus Christi location and the acceleration of expenses on a year-over-year basis.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $38 thousand during the three months ended August 31, 2024, an increase of 18.8% from $32 thousand during the three months ended August 31, 2023. Depreciation and amortization included in cost of sales increased 3.8% from $0.2 million during the three months ended August 31, 2023 to $0.2 million during the three months ended August 31, 2024. This increase was the result of investment in production equipment.

Total Other Income (Expense)

Total other income was $192 thousand during the three months ended August 31, 2024, compared to other income of $12 thousand during for the three months ended August 31, 2023. A net gain on the disposal of assets for $0.2 million during the three months ended August 31, 2024 is included in total other income relating to sale of equipment of $0.5 million offset by loss on the factoring of the U-Swirl promissory note of $0.3 million. In addition, there was interest income of $7 thousand for the three months ended August 31, 2024 compared to $18 thousand for the three months ended August 31, 2023, and interest expense of $63 thousand for the three months ended August 31, 2024 compared to $6 thousand during for the three months ended August 31, 2023.

Six Months Ended August 31, 2024 Compared To the Six Months Ended August 31, 2023

Results Summary

Basic loss per share decreased from a loss from continuing operations of $(0.40) per share for the six months ended August 31, 2023 to a loss from continuing operations of $(0.37) per share for the six months ended August 31, 2024. Revenues decreased by 1.6% from $13.0 million for the six months ended August 31, 2023 to $12.8 million for the six months ended August 31, 2024. Operating loss was $2.6 million for the six months ended August 31, 2023 compared to an operating loss of $2.5 million for the six months ended August 31, 2024. Loss from continuing operations decreased from a loss of $2.5 million for the six months ended August 31, 2023 to a loss of $2.4 million for the six months ended August 31, 2024.

REVENUES

	Six Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Durango product and retail sales	$10,197	$10,032	165	1.6%
Franchise fees	108	86	22	25.6%
Royalty and marketing fees	2,482	2,876	(394)	(13.7)%
Total	$12,787	$12,994	$(207)	(1.6)%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 1.6%, or $0.2 million for the six months ended August 31, 2024 compared to the six months ended August 31, 2023 was primarily due to improved year-over-year franchisee demand, a June 1, 2024 price increase to the network of stores, and lower year-over-year store count.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.4 million during the six months ended August 31, 2024 compared to the six months ended August 31, 2023, primarily due to a decrease in stores year over year that are subject to royalty fees. The increase in franchise fee revenue of $22 thousand during the six months ended August 31, 2024 compared to the six months ended August 31, 2023 was primarily the result of an increase in store ownership transfer fees received in the current year.

COSTS AND EXPENSES

	Six Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total cost of sales	$9,936	$9,391	$545	5.8%
Franchise costs	1,493	1,293	200	15.5%
Sales and marketing	568	915	(347)	(37.9)%
General and administrative	2,861	3,619	(758)	(20.9)%
Retail operating	393	265	128	48.3%
Depreciation and amortization, exclusive of depreciation and amortization expense of $386 and $354, respectively, included in cost of sales	80	63	17	27.0%
Total	$15,331	$15,546	$(215)	(1.4)%

Gross Margin

	Six Months Ended August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	261	641	(380)	(59.3)%
Gross margin percentage	2.6%	6.4%	(4)%	(59.9)%

Adjusted Gross Margin

	Six Months Ended
(a non-GAAP measure)	August 31,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$261	$641	$(380)	(59.3)%
Plus: depreciation and amortization	386	354	32	9.0%
Total Adjusted Gross Margin (non-GAAP measure)	$647	$995	$(348)	(35.0)%

Total Adjusted Gross Margin (non-GAAP measure)	6.3%	9.9%	(4)%	(36.0)%

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

Cost of Sales and Gross Margin

Total gross margin percentage decreased to 2.6% for the six months ended August 31, 2024 compared to a gross margin of 6.4% during the six months ended August 31, 2023, due primarily to increased raw material and labor costs.

Franchise Costs

The increase in franchise costs for the six months ended August 31, 2024 compared to the six months ended August 31, 2023 was due primarily to increased costs to build our franchise network as we focus on identifying new store sites and franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 57.6% for the six months ended August 31, 2024 from 43.7% for the six months ended August 31, 2023.

Sales and Marketing

The decrease in sales and marketing costs during the six months ended August 31, 2024 compared to the six months ended August 31, 2023 was due primarily to operational efficiencies and in part to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the six months ended August 31, 2024 compared to the six months ended August 31, 2023, was due primarily to a decrease in legal and third-party fees that were incurred in the prior year related to contested solicitation of proxies. As a percentage of total revenues, general and administrative expenses decreased to 22.4% during the six months ended August 31, 2024, compared to 27.9% during the six months ended August 31, 2023.

Retail Operating Expenses

Retail operating expenses increased 48.3% during the six months ended August 31, 2024 compared to the six months ended August 31, 2023. This increase is primarily the result of the addition of the Corpus Christi location.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $80 thousand during the six months ended August 31, 2024, an increase of 27.0% from $63 thousand during the six months ended August 31, 2023. Depreciation and amortization included in cost of sales increased 9.0% from $0.4 million during the six months ended August 31, 2023 to $0.4 million during the six months ended August 31, 2024. This increase was the result of investment in production equipment.

Other Income (Expense)

Other income was $164 thousand during the six months ended August 31, 2024, compared to other income of $25 thousand during for the six months ended August 31, 2023. This was primarily due to a net gain on the disposal of assets for $0.2 million during the six months ended August 31, 2024 relating to gain on sale of equipment of $0.5 million offset by loss on the factoring of the U-Swirl promissory note of $0.3 million. In addition, there was interest income of $14 thousand for the six months ended August 31, 2024 compared to $38 thousand for the six months ended August 31, 2023, and interest expense of $98 thousand for the six months ended August 31, 2024 compared to $13 thousand during for the six months ended August 31, 2023.

Liquidity and Capital Resources

As of August 31, 2024, working capital was $2.1 million compared with $1.5 million as of February 29, 2024. The increase in working capital was due primarily to the sale of our non-strategic operating assets, additional inventory on hand to support upcoming holidays sales, and assets held for sale. In addition, the Company drew down $2.2 million on its line of credit and received $2.2 million from the issuance of common stock. These proceeds were used in part to build up our inventory in advance of the upcoming holiday sales.

Cash and cash equivalent balances decreased from $2.1 million as of February 29, 2024 to $1.0 million as of August 31, 2024 primarily as a result of cash used by operating activities during our seasonally slow selling periods, and a time in our annual business cycle in which we build inventory to meet elevated demand during our subsequent seasonally high selling periods. Our current ratio was 1.24 to 1.0 on August 31, 2024 compared to 1.19 to 1.0 on February 29, 2024. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements necessary to implement our long-term business plan.

During the six months ended August 31, 2024, we had a consolidated net loss of $2.4 million. Operating activities used cash of $5.7 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.5 million and a gain on sale of assets of $0.2 million. Changes in operating assets and liabilities resulted in a net cash outflow of $5.7 million from cash used in the normal course of business. During the six months ended August 31, 2023, we had a consolidated net loss of $1.8 million. Operating activities used cash of $1.0 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.4 million, and stock compensation expense of $0.3 million.

During the six months ended August 31, 2024, cash flows from investing activities was $0.2 million, primarily due to the purchases of property and equipment of $1.5 million, offset by proceeds from sale of assets of $1.6 million. In comparison, investing activities provided for cash of $0.2 million during the six months ended August 31, 2023, primarily due cash flows from discontinued operations of $1.4 million, partially offset by purchases of property and equipment of $1.3 million.

There were $4.4 million cash flows from financing activities during the six months ended August 31, 2024 compared to no cash flows from financing activities during the six months ended August 31, 2023. The Company received $2.2 million on its revolving line of credit during the six months ended August 31, 2024 as discussed further below, in addition to proceeds of $2.2 million from the issuance and sale of common stock.

The conditions above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 29, 2024 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Revolving Line of Credit and New Credit Agreement

Pursuant to a credit agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank N.A. (the “Lender”), we have a $4.0 million credit line for general corporate and working capital purposes, of which $0.6 million was available for borrowing (subject to certain borrowing-based limitations) as of August 31, 2024 (the “Credit Line”). The Credit Line is secured by substantially all of our assets, except retail store assets. Interest on borrowings is at the Secured Overnight Financing Rate plus 2.37% (7.69% at August 31, 2024 and 7.69% at February 29, 2024). Additionally, the Credit Line is subject to various financial ratio and leverage covenants. Per the Credit Agreement, the maturity date is September 30, 2024.

As of August 31, 2024 we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total current assets to total current liabilities of at least 1.5 to 1. Our current ratio as of August 31, 2024 was 1.24 to 1. The Company repaid this agreement on September 30, 2024 as discussed below and terminated the Credit Agreement.

On September 30, 2024, the Company entered into a new credit agreement (the “New Credit Agreement”) with RMC Credit Facility, LLC ("RMC"). Pursuant to the New Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The New Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

In connection with the New Credit Agreement and the Note, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of Parent’s board of directors.

The proceeds of the New Credit Agreement were and will be used as follows: (i) $3.5 million was used to repay the Credit Agreement and (ii) the remaining balance will be used for continued capital investment and working capital needs. The New Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The New Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio.

The Company will continue to explore additional means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from our lenders.

On August 5, 2024, the Company entered into a securities purchase agreement with certain investors, including Steven L. Craig, an existing director of the Company (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors in a private placement, an aggregate of 1,250,000 of shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the Company filed a Form S-1 registering the shares sold in the private placement. The Form S-1 was declared effective by the SEC on October 9, 2024.

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

Off Balance Sheet Arrangements

As of August 31, 2024, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of August 31, 2024, we had purchase obligations of approximately $2.5 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2024.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of February 29, 2024, we had U.S. federal net operating loss (“NOL”) carryforwards of $14.5 million and various state NOLs, which we may use to reduce future taxable income. We have established a valuation allowance against the carrying value of these deferred tax assets. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future taxable income.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) a corporation that undergoes an “ownership change” (i.e., a more-than 50% ownership change by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year testing period) is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. Changes in our stock ownership, some of which are outside of our control, could also result in limitations under Section 382 of the Code. Our NOLs may also be limited under similar provisions of state law. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs.

The sale of shares of our common stock acquired by purchasers in private placement transactions could cause the price of our common stock to decline.

We have registered for sale by investors in a private placement transaction (the “Selling Stockholders”) up to 1,250,000 shares of our common stock. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares by the Selling Stockholders may cause the trading price of our common stock to decline.

Our need for future financing may result in the issuance of additional securities, which will cause investors to experience dilution.

Our cash requirements may vary from those now planned, depending upon numerous factors. Accordingly, we may need to obtain additional funding in connection with our continuing operations. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute an investor’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue securities from time to time to procure qualified personnel or for other business reasons. The issuance of any such securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 46,000,000 shares of common stock and 250,000 shares of preferred stock. In certain circumstances, our common stock, as well as the awards available for issuance under our equity incentive plans, can be issued by our board of directors without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership of us held by holders of preferred stock and common stock. In addition, the issuance of certain securities, including pursuant to the terms of our stockholder rights plan, may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

Future sales of shares of common stock could cause the market price for our common stock to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or be depressed.

Our Credit Agreement imposes operating and financial restrictions on us.

On September 30, 2024, we entered into a credit agreement with RMC Credit Facility, LLC (the “Credit Agreement”), which is secured by certain personal property and real property of the Company. The Credit Agreement contains covenants that limit the ability of the Company to:

•
incur and guarantee additional debt;
•
incur liens;
•
make acquisitions and other investments;
•
dispose of assets; or
•
make capital expenditures in any fiscal year in excess of $3.5 million.

Further, the Credit Agreement contains financial covenants that require compliance with a maximum ratio of total liabilities to total net worth and a minimum current ratio, in each case tested at the end of each fiscal quarter. These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans. We cannot assure you that we will be able to comply with any such restrictive covenants. A breach of any of these covenants could result in an event of default under the Credit Agreement. In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. If an event of default occurs, the lender may elect to accelerate our obligations under the Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

Servicing our debt under Credit Agreement may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.

As of September 30, 2024, we had $6.0 million principal amount outstanding under our Credit Agreement. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the Credit Agreement depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, the Credit Agreement contains, and any of our future debt agreements may also contain, restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the Credit Agreement contains negative covenants that restrict the Company’s ability to incur indebtedness, create liens, make investments, dispose of assets and make certain capital expenditures. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt under the Credit Agreement.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•
require a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital and capital expenditures, and for other general corporate purposes;
•
make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulations;
•
limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•
place us at a disadvantage compared to our competitors who have less debt.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2024, the Company entered into a securities purchase agreement with certain investors, including Steven L. Craig, an existing director of the Company (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 1,250,000 of shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. The net proceeds raised were used for working capital and general corporate purposes.

The securities issued and sold to the Investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended August 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On October 1, 2024, there were approximately 435 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith

10.1*	Offer Letter, executed July 18, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Carrie E. Cass	Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2024 (File No. 001-36865)

10.2**	Promissory Note and Security Assignment and Assumption Agreement, dated as of July 26, 2024, by and between the Company and Isaac Lee Collins, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024 (File No. 001-36865)

10.3	Securities Purchase Agreement, dated as of August 5, 2024, by and among Rocky Mountain Chocolate Factory, Inc. and certain purchasers thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024 (File No. 001-36865)

10.4	Registration Rights Agreement dated as of August 5, 2024, by and among Rocky Mountain Chocolate Factory, Inc. and certain purchasers thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2024 (File No. 001-36865)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

* Indicates management contract or compensatory plan.

** Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted documents to the SEC upon request.

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)

Date: October 15, 2024	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2024
/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer)