Form 10-Q
period 2024-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2025-01-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

On January 8, 2025, the registrant had 7,687,302 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
Revenues
Sales	$6,719	$6,421	$16,916	$16,453
Franchise and royalty fees	1,174	1,276	3,764	4,238
Total Revenue	7,893	7,697	20,680	20,691

Costs and Expenses
Cost of sales	6,044	5,769	15,980	15,159
Franchise costs	616	577	2,109	1,870
Sales and marketing	272	572	840	1,487
General and administrative	1,427	1,333	4,288	4,952
Retail operating	171	186	564	451
Depreciation and amortization, exclusive of depreciation and amortization expense of $211, $188, $598 and $541, respectively, included in cost of sales	63	36	143	99
Total costs and expenses	8,593	8,473	23,924	24,018

Loss from Operations	(700)	(776)	(3,244)	(3,327)

Other Income (Expense)
Interest expense	(160)	(11)	(258)	(24)
Interest income	7	30	21	68
Gain on disposal of assets	6	-	254	-
Other income (expense), net	(147)	19	17	44

Loss Before Income Taxes	(847)	(757)	(3,227)	(3,283)

Income Tax Provision (Benefit)	-	-	-	-

Loss from Continuing Operations	(847)	(757)	(3,227)	(3,283)

Discontinued Operations
Earnings from discontinued operations, net of tax	-	-	-	69
Gain on disposal of discontinued operations, net of tax	-	-	-	635
Earnings from discontinued operations, net of tax	-	-	-	704

Net Loss	$(847)	$(757)	$(3,227)	$(2,579)

Basic Loss per Common Share
Loss from continuing operations	$(0.11)	$(0.12)	$(0.47)	$(0.51)
Earnings from discontinued operations	-	-	-	0.11
Net loss	$(0.11)	$(0.12)	$(0.47)	$(0.40)

Diluted Loss per Common Share
Loss from continuing operations	$(0.11)	$(0.12)	$(0.47)	$(0.51)
Earnings from discontinued operations	-	-	-	0.11
Net loss	$(0.11)	$(0.12)	$(0.47)	$(0.40)

Weighted Average Common Shares Outstanding - Basic	7,643,690	6,302,159	6,883,263	6,290,575
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	7,643,690	6,302,159	6,883,263	6,290,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	November 30, 2024 (unaudited)	February 29, 2024
Assets
Current Assets
Cash and cash equivalents	$1,089	$2,082
Accounts receivable, less allowance for credit losses of $383 and $332, respectively	4,100	2,184
Notes receivable, current portion, less current portion of the allowance for credit losses of $2 and $30, respectively	40	489
Refundable income taxes	63	46
Inventories	5,722	4,358
Other	256	443
Total current assets	11,270	9,602
Property and Equipment, Net	8,071	7,758
Other Assets
Notes receivable, less current portion and allowance for credit losses of $28 and $0, respectively	51	695
Goodwill	576	576
Intangible assets, net	215	238
Lease right of use asset	1,352	1,694
Other	99	14
Total other assets	2,293	3,217
Total Assets	$21,634	$20,577
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,083	$3,411
Line of credit	-	1,250
Accrued salaries and wages	811	1,833
Gift card liabilities	628	624
Other accrued expenses	183	301
Contract liabilities	140	150
Lease liability	494	503
Total current liabilities	4,339	8,072
Note payable	6,000	-
Lease Liability, Less Current Portion	861	1,191
Contract Liabilities, Less Current Portion	600	678
Total Liabilities	11,800	9,941
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 7,667,264 shares and 6,306,027 shares issued and outstanding, respectively	8	6
Additional paid-in capital	12,319	9,896
Retained earnings (accumulated deficit)	(2,493)	734
Total stockholders' equity	9,834	10,636
Total Liabilities and Stockholders' Equity	$21,634	$20,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(3,227)	$(2,579)
Less: Earnings from discontinued operations, net of tax	-	704
Loss from continuing operations	(3,227)	(3,283)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	741	640
Provision (write off) for obsolete inventory	(147)	63
Provision for loss on accounts and notes receivable	51	-
Gain on sale of property and equipment	(254)	(38)
Expense recorded for stock compensation	237	491
Changes in operating assets and liabilities:
Accounts receivable	(1,597)	(1,339)
Refundable income taxes	(17)	299
Inventories	(450)	230
Other current assets	187	(286)
Accounts payable	(2,091)	558
Accrued liabilities	(1,134)	221
Contract liabilities	(88)	(81)
Net cash used in operating activities of continuing operations	(7,789)	(2,525)
Net cash used in operating activities of discontinued operations	-	(39)
Net cash used in operating activities	(7,789)	(2,564)

Cash Flows from Investing Activities
Addition to notes receivable	-	(49)
Proceeds received on notes receivable	176	57
Proceeds from the sale of assets	1,909	111
Purchases of property and equipment	(2,148)	(2,617)
Decrease (increase) in other assets	(79)	9
Net cash used in investing activities of continuing operations	(142)	(2,489)
Net cash provided by investing activities of discontinued operations	-	1,418
Net cash used in investing activities	(142)	(1,071)

Cash Flows from Financing Activities
Proceeds from line of credit	2,200	1,000
Payment on line of credit	(3,450)	-
Proceeds from notes payable	6,000	-
Issuance of common stock through securities purchase agreement	2,188	-
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by financing activities	6,938	1,000

Net Decrease in Cash and Cash Equivalents	(993)	(2,635)

Cash and Cash Equivalents, Beginning of Period	2,082	4,717

Cash and Cash Equivalents, End of Period	$1,089	$2,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended November 30, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 29, 2024	-	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	-	-	20,112	-	40	-	40
Net loss	-	-	-	-	-	(1,658)	(1,658)
Balances as of May 31, 2024	-	$-	6,326,139	$6	$9,936	$(924)	$9,018
Equity compensation, restricted stock units, net of shares withheld	-	-	12,448	-	41	-	41
Issuance of common stock through securities purchase agreement	-	-	1,250,000	2	2,186	-	2,188
Net loss	-	-	-	-	-	(722)	(722)
Balances as of August 31, 2024	-	-	7,588,587	8	12,163	(1,646)	10,525
Equity compensation, restricted stock units, net of shares withheld	-	-	78,677	-	156	-	156
Net loss	-	-	-	-	-	(847)	(847)
Balances as of November 30, 2024	-	-	7,667,264	8	12,319	(2,493)	9,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended November 30, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 28, 2023	-	$-	6,257,137	$6	$9,458	$4,906	$14,370
Equity compensation, restricted stock units, net of shares withheld	-	-	33,027	-	201	-	201
Net loss	-	-	-	-	-	(823)	(823)
Balances as of May 31, 2023	-	$-	6,290,164	$6	$9,659	$4,083	$13,748
Issuance of common stock, vesting of restricted stock units	-	-	9,661	-	-	-	-
Equity compensation, restricted stock units and stock options	-	-	-	-	123	-	123
Net loss	-	-	-	-	-	(999)	(999)
Balances as of August 31, 2023	-	-	6,299,825	$6	$9,782	$3,084	$12,872
Issuance of common stock, vesting of restricted stock units	-	-	3,944	-	-	-	-
Equity compensation, restricted stock units, net of shares withheld	-	-	-	-	166	-	166
Net loss	-	-	-	-	-	(757)	(757)
Balances as of November 30, 2023	-	-	6,303,769	6	9,948	2,327	12,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company does not have a material amount of financial assets or liabilities that are required under accounting principles generally accepted in the United States of America (“GAAP”) to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts and notes receivable, accounts payable and note payable approximate their carrying amounts due to their short duration.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at November 30, 2024:

	Stores Open at 2/29/2024	Opened	Closed	Sold	Stores Open at 11/30/2024
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	-	2
Franchise stores - Domestic stores and kiosks	149	2	(6)	(2)	143
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	104	4	(2)	-	106
U-Swirl - co-branded	11	-	-	(1)	10
Total	269				264

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the nine months ended November 30, 2024, the Company incurred a net loss of $3.2 million and used cash in operating activities of $7.8 million. Although the Company paid off the outstanding debt with Wells Fargo (the "Credit Agreement") at maturity through the issuance of a $6.0 million note payable, the Company still has incurred losses and used cash from operating activities. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity sources. During the next twelve months, the Company intends to further reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale to its franchising system and focus customers. In addition, the Company intends to benefit from its historically busy season of holiday product sales while also increasing sales through its e-commerce distribution channel on a year-round basis. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2025. All intercompany balances and transactions have been eliminated in consolidation.

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

In the first quarter of fiscal 2025, the Company commenced its plan to sell an unused parcel land in Durango, Colorado where the Company is headquartered. On July 10, 2024, the Company sold its parcel of land in Durango, Colorado for a purchase price of approximately $0.9 million, and recorded a gain of approximately $0.5 million in connection with the sale.

In the first quarter of fiscal 2025, the Company commenced its plan to sell a piece of factory machinery. During the third quarter of fiscal 2025, the Company sold the piece of machinery for $0.7 million. In connection with the sale the Company recorded a loss of $46 thousand. The Company did not have any other assets held for sale as of November 30, 2024.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Nine Months Ended November 30,
Cash paid (received) for:	2024	2023
Interest	$258	$25
Income taxes	17	(299)
Supplemental disclosure of non-cash operating activities:
Inventory accrued but not yet paid	$766	$-
Supplemental disclosure of non-cash investing activities:
Receivable from sale of held-for-sale assets	$358	$-
Sale of assets in exchange for note receivable	-	1,000

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

The following table summarizes contract liabilities as of November 30, 2024 and November 30, 2023:

	Nine Months Ended November 30,
($'s in thousands)	2024	2023
Contract liabilities at the beginning of the year:	$828	$943
Revenue recognized	(189)	(127)
Contract fees received	101	46
Contract liabilities at the end of the period:	$740	$862

At November 30, 2024, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

2025	$36
2026	139
2027	126
2028	102
2029	80
Thereafter	257
Total	$740

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the three months ended November 30, 2024 or nine months ended November 30, 2024.

Durango Product Sales of Confectionery Items, Retail Sales and Royalty and Marketing Fees

Confectionery items sold to the Company’s franchisees, others and its Company-owned stores’ sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales are recognized at the time the sales occur.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended November 30, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$81	$-	$-	$81

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$6,359	$-	$6,359
Retail sales	-	-	360	360
Royalty and marketing fees	1,093	-	-	1,093
Total revenues recognized over time and point in time	$1,174	$6,359	$360	$7,893

Three Months Ended November 30, 2023

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$41	$-	$-	$41

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$6,057	$-	$6,057
Retail sales	-	-	364	364
Royalty and marketing fees	1,235	-	-	1,235
Total revenues recognized over time and point in time	$1,276	$6,057	$364	$7,697

Nine Months Ended November 30, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$189	$-	$-	$189

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$15,840	$-	$15,840
Retail sales	-	-	1,076	1,076
Royalty and marketing fees	3,575	-	-	3,575
Total revenues recognized over time and point in time	$3,764	$15,840	$1,076	$20,680

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended November 30, 2023

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$127	$-	$-	$127

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$15,589	$-	$15,589
Retail sales	-	-	864	864
Royalty and marketing fees	4,111	-	-	4,111
Total revenues recognized over time and point in time	$4,238	$15,589	$864	$20,691

NOTE 5 - INVENTORIES

Inventories at November 30, 2024 and February 29, 2024 consisted of the following:

($'s in thousands)	November 30, 2024	February 29, 2024
Ingredients and supplies	$3,613	$2,038
Finished candy	2,151	2,509
Reserve for slow moving inventory	(42)	(189)
Total inventories	$5,722	$4,358

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at November 30, 2024 and February 29, 2024 consisted of the following:

($'s in thousands)	November 30, 2024	February 29, 2024
Land	$124	$514
Building	5,342	5,109
Machinery and equipment	13,721	12,509
Furniture and fixtures	519	590
Leasehold improvements	139	139
Transportation equipment	326	326
	20,171	19,187

Less accumulated depreciation	(12,100)	(11,429)
Property and equipment, net	$8,071	$7,758

Depreciation expense related to property and equipment totaled $0.3 million and $0.7 million during the three and nine months ended November 30, 2024 compared to $0.2 million and $0.6 million during the three and nine months ended November 30, 2023, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at November 30, 2024 and February 29, 2024 consisted of the following:

				November 30, 2024		February 29, 2024
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(293)	$395	$(277)
Trademark/Non-competition agreements	5	-	20	259	(146)	259	(139)
Total				654	(439)	654	(416)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,230	$(439)	$1,230	$(416)

Amortization expense related to intangible assets totaled $7 thousand and $21 thousand during the three and nine months ended November 30, 2024 compared to approximately $7 thousand and $21 thousand during the three and nine months ended November 30, 2023, respectively.

At November 30, 2024, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

2025	$27
2026	27
2027	27
2028	27
2029	27
Thereafter	80
Total	$215

NOTE 8 – NOTES PAYABLE AND REVOLVING CREDIT LINE

Revolving Credit Line

On September 30, 2024, the Company entered into a new credit agreement (the “New Credit Agreement”) with a new lender, RMC Credit Facility, LLC ("RMC"). RMC is a related party of the Company as a member of the Company's board of directors was involved and an investor with the New Credit Agreement. Pursuant to the New Credit

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidence by a promissory note (the “Note”). The Note matures on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The New Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

In connection with the New Credit Agreement, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado.

The proceeds of the New Credit Agreement were and will be used as follows: (i) $3.5 million was used to repay the Credit Agreement and (ii) the remaining balance will be used for continued capital investment and working capital needs. The New Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The New Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio.

As of November 30, 2024, the Company had $6.0 million outstanding on the New Credit Agreement. The Company was in compliance with all covenants under the New Credit Agreement as of November 30, 2024. In connection with the New Credit Agreement, the Company repaid the outstanding balance of the previous Credit Agreement of $3.5 million on its maturity date on September 30, 2024.

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

The Company recognized $0.2 million and $0.2 million of stock-based compensation expense during the three and nine months ended November 30, 2024 compared with $0.2 million and $0.5 million during the three and nine months ended November 30, 2023, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2024:

Nine Months Ended November 30,
2024
Outstanding non-vested restricted stock units at beginning of year:	160,958
Granted	354,613
Vested	(99,810)
Cancelled/forfeited	(252,023)
Outstanding non-vested restricted stock units as of November 30:	163,738

Weighted average grant date fair value	$2.94
Weighted average remaining vesting period (in years)	2.37

Total unrecognized stock-based compensation expense for non-vested restricted stock units was approximately $0.5 million, and expected to be recognized over the next 2.4 years. The following table summarizes stock option activity during the nine months ended November 30, 2024:

Nine Months Ended November 30,
2024
Outstanding stock options as of February 29:	17,698
Granted	-
Exercised	-
Cancelled/forfeited	(17,698)
Outstanding stock options as of November 30:	-

Weighted average exercise price	$-
Weighted average remaining contractual term (in years)	-

During the nine months ended November 30, 2024, the Company granted 354,613 restricted stock units to various executives with a grant-date fair value of $1.0 million. During the nine months ended November 30, 2023, the Company granted 131,216 restricted stock units to various executives with a grant-date fair value of $0.8 million.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the nine months ended November 30, 2024, 960,677 shares of common stock reserved for issuance under warrants and 163,738 shares underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended November 30, 2023, 960,677 shares of common stock reserved for issuance under warrants and 182,875 shares of common stock underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the nine months ended November 30, 2024 and 2023, lease expense recognized in the consolidated statements of operations was $0.4 million and $0.4 million, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.94% as of November 30, 2024. The total estimated future minimum lease payments are $1.5 million as of November 30, 2024.

As of November 30, 2024, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FYE 25	$505
FYE 26	352
FYE 27	160
FYE 28	114
FYE 29	55
Thereafter	303
Total	$1,489

Less: Imputed interest	(134)
Present value of lease liabilities:	$1,355

The weighted average lease term at November 30, 2024 was 5.7 years. The Company did not enter into any new leases during the nine months ended November 30, 2024. During the nine months ended November 30, 2023, the Company entered into new lease agreements representing a future lease liability of approximately $46 thousand.

The Company did not have any leases categorized as finance leases as of November 30, 2024 or February 29, 2024.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company may frequently enter into purchase contracts of between three to eighteen months for chocolate, certain nuts, and other raw material inputs. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes. The Company has approximately $3.2 million of unconditional purchase obligations as of November 30, 2024, all due within the next twelve months.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. At November 30, 2024, the Company was not a party to any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

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

Three Months Ended
November 30, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,174	$6,640	$360	$-	$8,174
Intersegment revenues	-	(281)	-	-	(281)
Revenue from external customers	1,174	6,359	360	-	7,893
Segment profit (loss)	376	388	74	(1,685)	(847)
Total assets	1,134	15,619	509	4,372	21,634
Capital expenditures	-	488	-	119	607
Total depreciation & amortization	$11	$215	$2	$46	274

Three Months Ended
November 30, 2023
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,276	$6,394	$364	$-	$8,034
Intersegment revenues	-	(337)	-	-	(337)
Revenue from external customers	1,276	6,057	364	-	7,697
Segment profit (loss)	300	287	30	(1,374)	(757)
Total assets	1,155	12,714	493	6,918	21,280
Capital expenditures	21	1,135	-	128	1,284
Total depreciation & amortization	$7	$189	$2	$25	$223

Nine Months Ended
November 30, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$3,764	$16,552	$1,076	$-	$21,392
Intersegment revenues	-	(712)	-	-	(712)
Revenue from external customers	3,764	15,840	1,076	-	20,680
Segment profit (loss)	1,123	(136)	162	(4,376)	(3,227)
Total assets	1,134	15,619	509	4,372	21,634
Capital expenditures	-	1,453	-	695	2,148
Total depreciation & amortization	$28	$607	$8	$98	$741

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended
November 30, 2023
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$4,238	$16,386	$864	$-	$21,488
Intersegment revenues	-	(797)	-	-	(797)
Revenue from external customers	4,238	15,589	864	-	20,691
Segment profit (loss)	1,267	422	60	(5,032)	(3,283)
Total assets	1,155	12,714	493	6,918	21,280
Capital expenditures	53	2,166	20	378	2,617
Total depreciation & amortization	$23	$545	$5	$67	$640

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

The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income.

NOTE 15 – DISCONTINUED OPERATIONS

On February 24, 2023 and May 1, 2023, the Company entered into agreements to sell: 1) all operating assets and inventory associated with the Company’s three U-Swirl Company-owned locations, and 2) all franchise rights and intangible assets associated with the franchise operations of U-Swirl, respectively. The May 1, 2023 sale was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated May 1, 2023 (the "Closing Date"), by and among the Company, as guarantor, U Swirl as seller, LLC (“Purchaser”), a related company of Fosters Freeze, Inc., a California corporation. Pursuant to the Asset Purchase Agreement, on the Closing Date, Purchaser paid to U-Swirl $2.75 million, consisting of approximately (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note in the aggregate original principal amount of $1.0 million. As a result of these asset sales, the activities of the Company’s subsidiary, U-Swirl, which were previously recorded to the U-Swirl operating segment, are reported as discontinued operations in the consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows for all periods presented. The majority of the assets and liabilities of U-Swirl met the accounting criteria to be classified as held for sale and were aggregated and reported on separate lines of the respective statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 31, 2023, the Company filed a certificate of dissolution with the Secretary of State of the State of Nevada with respect to U-Swirl. As a result, U-Swirl is effectively fully dissolved and no longer in legal existence.

The following table discloses the results of operations of the businesses reported as discontinued operations for the nine months ended November 30, 2024 and 2023:

	For the Nine Months Ended November 30,
($'s in thousands)	2024	2023
Total Revenue	$-	$212
Cost of sales	-	-
Operating Expenses	-	143
Gain on disposal of assets	-	(635)
Other expense, net	-	-
Earnings from discontinued operations before income taxes	-	704
Income tax provision	-	-
Earnings from discontinued operations, net of tax	$-	$704

There were no assets and liabilities held for sale for U-Swirl as of November 30, 2024 and February 29, 2024.

The following table summarizes the gain recognized during the nine months ended November 30, 2023 related to the sale of assets on May 1, 2023, as described above (amounts in thousands):

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2024, there were 2 Company-owned, 116 licensee-owned and 146 franchised Rocky Mountain Chocolate Factory stores operating in 35 states and the Philippines.

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

On September 30, 2024, the Company repaid the amount owed under its credit agreement with Wells Fargo Bank N.A. (the "Credit Agreement") and entered into a new credit agreement (the “New Credit Agreement”) with RMC Credit Facility, LLC (“RMC”). Pursuant to the New Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

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

Results of Continuing Operations

Three Months Ended November 30, 2024 Compared To the Three Months Ended November 30, 2023

Results Summary

Basic loss per share decreased from a loss from continuing operations of $(0.12) per share for the three months ended November 30, 2023 to a loss from continuing operations of $(0.11) per share for the three months ended November 30, 2024. Revenues increased by 2.5% from $7.7 million for the three months ended November 30, 2023 to $7.9 million for the three months ended November 30, 2024. Operating loss was $0.8 million for the three months ended November 30, 2023 compared to an operating loss of $0.7 million for the three months ended November 30, 2024. Loss from continuing operations remained consistent from a loss of $0.8 million for the three months ended November 30, 2023 compared to a loss of $0.8 million for the three months ended November 30, 2024.

REVENUES

	Three Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Durango product and retail sales	$6,719	$6,421	298	4.6%
Franchise fees	81	41	40	97.6%
Royalty and marketing fees	1,093	1,235	(142)	(11.5)%
Total	$7,893	$7,697	$196	2.5%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 4.6%, or $0.3 million for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was primarily due to price increases.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.1 million during the three months ended November 30, 2024 compared to the three months ended November 30, 2023, primarily due to a change in contracting our royalty fees for certain stores. The increase in franchise fee revenue of $40 thousand during the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was not material.

COSTS AND EXPENSES

	Three Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Total cost of sales	$6,044	$5,769	$275	4.8%
Franchise costs	616	577	39	6.8%
Sales and marketing	272	572	(300)	(52.4)%
General and administrative	1,427	1,333	94	7.1%
Retail operating	171	186	(15)	(8.1)%
Depreciation and amortization, exclusive of depreciation and amortization expense of $211 and $188, respectively, included in cost of sales	63	36	27	75.0%
Total	$8,593	$8,473	$120	1.4%

Gross Margin

	Three Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	675	652	$23	3.5%
Gross margin percentage	10.0%	10.2%	(0.1)%	(1.1)%

Adjusted Gross Margin

(a non-GAAP measure)	Three Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$675	$652	$23	3.5%
Plus: depreciation and amortization	211	188	23	12.2%
Total Adjusted Gross Margin (non-GAAP measure)	$886	$840	$46	5.5%

Total Adjusted Gross Margin (non-GAAP measure)	13.2%	13.1%	0.1%	0.8%

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

Cost of Sales and Gross Margin

Total gross margin percentage for the three months ended November 30, 2024 was 10.0% and consistent with the gross margin percentage of 10.2% for the three months ended November 30, 2023.

Franchise Costs

The increase in franchise costs for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was due primarily to investments made in building a franchise development team to identify new sites and franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 52.5% for the three months ended November 30, 2024 from 45.2% for the three months ended November 30, 2023.

Sales and Marketing

The decrease in sales and marketing costs during the three months ended November 30, 2024 compared to the three months ended November 30, 2023 was due in part due to operational efficiencies and cost cutting measures and in part due to timing of anticipated expenses.

General and Administrative

The increase in general and administrative costs during the three months ended November 30, 2024 compared to the three months ended November 30, 2023, was due primarily to additional compliance related legal and third-party consulting fees incurred. As a percentage of total revenues, general and administrative expenses increased to 18.1% during the three months ended November 30, 2024, compared to 17.3% during the three months ended November 30, 2023.

Retail Operating Expenses

Retail operating expenses decreased 8.1% during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. This decrease is primarily the result of cost cutting measures.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $0.1 million during the three months ended November 30, 2024, an increase of 75.0% from $36 thousand during the three months ended November 30, 2023. Depreciation and amortization included in cost of sales increased 12.2% from $0.2 million during the three months ended November 30, 2023 to $0.2 million during the three months ended November 30, 2024. This increase was the result of investment in production equipment.

Total Other Income (Expense)

Total other income (expense) was $(0.1) million during the three months ended November 30, 2024, compared to other income of $19 thousand during for the three months ended November 30, 2023. Other expense for the three months ended November 30, 2024 was primarily due to interest expense on our New Credit Agreement.

Nine Months Ended November 30, 2024 Compared To the Nine Months Ended November 30, 2023

Results Summary

Basic loss per share decreased from a loss from continuing operations of $(0.51) per share for the nine months ended November 30, 2023 to a loss from continuing operations of $(0.47) per share for the nine months ended November 30, 2024. The change in revenues for the nine months ended November 30, 2023 compared to the revenues for the nine months ended November 30, 2024 remained consistent at $20.7 million for both periods. The operating loss for the nine months ended November 30, 2023 was $3.3 million compared to the operating loss for the nine months ended November 30, 2024 of $3.2 million. Loss from continuing operations decreased from a loss of $3.3 million for the nine months ended November 30, 2023 to a loss of $3.2 million for the nine months ended November 30, 2024.

REVENUES

	Nine Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Durango product and retail sales	$16,916	$16,453	463	2.8%
Franchise fees	189	127	62	48.8%
Royalty and marketing fees	3,575	4,111	(536)	(13.0)%
Total	$20,680	$20,691	$(11)	(0.1)%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 2.8%, or $0.5 million for the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023 was primarily due to price increases.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.5 million during the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023, primarily due to a change in contracting our royalty fees for certain stores. The increase in franchise fee revenue of $0.1 million during the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023 was not material.

COSTS AND EXPENSES

	Nine Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Total cost of sales	$15,980	$15,159	$821	5.4%
Franchise costs	2,109	1,870	239	12.8%
Sales and marketing	840	1,487	(647)	(43.5)%
General and administrative	4,288	4,952	(664)	(13.4)%
Retail operating	564	451	113	25.1%
Depreciation and amortization, exclusive of depreciation and amortization expense of $598 and $541, respectively, included in cost of sales	143	99	44	44.4%
Total	$23,924	$24,018	$(94)	(0.4)%

Gross Margin

	Nine Months Ended November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	936	1,294	(358)	(27.7)%
Gross margin percentage	5.5%	7.9%	(2.3)%	(29.6)%

Adjusted Gross Margin

	Nine Months Ended
(a non-GAAP measure)	November 30,		$	%
($'s in thousands)	2024	2023	Change	Change
Total gross margin	$936	$1,294	$(358)	(27.7)%
Plus: depreciation and amortization	598	541	57	10.5%
Total Adjusted Gross Margin (non-GAAP measure)	$1,534	$1,835	$(301)	(16.4)%

Total Adjusted Gross Margin (non-GAAP measure)	9.1%	11.2%	(2.1)%	(18.7)%

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

Cost of Sales and Gross Margin

Total gross margin percentage decreased to 5.5% for the nine months ended November 30, 2024 compared to a gross margin of 7.9% during the nine months ended November 30, 2023, due primarily to increased raw material and labor costs.

Franchise Costs

The increase in franchise costs for the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023 was due primarily to investments made in building a franchise development team to identify new sites and franchisees. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs increased to 56.0% for the nine months ended November 30, 2024 from 44.1% for the nine months ended November 30, 2023.

Sales and Marketing

The decrease in sales and marketing costs during the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023 was due primarily to operational efficiencies and in part to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023, was due primarily to a decrease in legal and third-party fees that were incurred in the prior year related to contested solicitation of proxies. As a percentage of total revenues, general and administrative expenses decreased to 20.7% during the nine months ended November 30, 2024, compared to 23.9% during the nine months ended November 30, 2023.

Retail Operating Expenses

Retail operating expenses increased 25.1% during the nine months ended November 30, 2024 compared to the nine months ended November 30, 2023. This increase is primarily the result of the addition of our Company owned Corpus Christi location.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $0.1 million during the nine months ended November 30, 2024, and consistent with $0.1 million during the nine months ended November 30, 2023. Depreciation and amortization included in cost of sales increased 10.4% from $0.5 million during the nine months ended November 30, 2023 to $0.6 million during the nine months ended November 30, 2024. This increase was the result of investment in production equipment.

Other Income (Expense)

Other income was $17 thousand during the nine months ended November 30, 2024, compared to other income of $44 thousand during for the nine months ended November 30, 2023. This was primarily due to a net gain on the disposal of assets for $0.3 million during the nine months ended November 30, 2024 relating to gain on sale of equipment of $0.5 million offset by loss on the factoring of the U-Swirl promissory note of $0.3 million. In addition, there was interest income of $21 thousand for the nine months ended November 30, 2024 compared to $0.1 million for the nine months ended November 30, 2023, and interest expense of $0.3 million for the nine months ended November 30, 2024 compared to $24 thousand during for the nine months ended November 30, 2023.

Liquidity and Capital Resources

As of November 30, 2024, working capital was $6.9 million compared with $1.5 million as of February 29, 2024. The increase in working capital was due primarily to the sale of our non-strategic operating assets, additional inventory on hand to support upcoming holidays sales, and assets held for sale. In addition, the Company entered into its New Credit Agreement for proceeds of $6.0 million, part of which was used to pay the outstanding $3.5 million of the Credit Agreement. In addition, the Company received $2.2 million from the issuance of common stock. These proceeds were used in part to build up our inventory in advance of the upcoming holiday sales. Expected future cash requirements include supporting current operations and building inventory including capital expenditures to support our business.

Cash and cash equivalent balances decreased from $2.1 million as of February 29, 2024 to $1.1 million as of November 30, 2024 primarily as a result of cash used by operating activities during our seasonally slow selling periods, and a time in our annual business cycle in which we build inventory to meet elevated demand during our subsequent seasonally high selling periods. Our current ratio was 2.60 to 1.0 on November 30, 2024 compared to 1.19 to 1.0 on February 29, 2024. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements necessary to implement our long-term business plan.

During the nine months ended November 30, 2024, we had a consolidated net loss of $3.2 million. Operating activities used cash of $7.8 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.7 million and a gain on sale of assets of $0.3 million. Changes in operating assets and liabilities resulted in a net cash outflow of $7.8 million from cash used in the normal course of business. During the nine months ended November 30, 2023, we had a consolidated net loss of $2.6 million. Operating activities used cash of $2.6 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.6 million, and stock compensation expense of $0.5 million.

During the nine months ended November 30, 2024, cash flows used in investing activities was $0.1 million, primarily due to the purchases of property and equipment of $2.1 million, offset by proceeds from sale of assets of $1.9 million. In comparison, investing activities used cash of $1.1 million during the nine months ended November 30, 2023, primarily due cash flows from discontinued operations of $1.4 million, partially offset by purchases of property and equipment of $2.6 million.

There were $6.9 million cash flows from financing activities during the nine months ended November 30, 2024 compared to $1.0 million cash flows from financing activities during the nine months ended November 30, 2023. The Company received $6.0 million in proceeds from its New Credit Agreement in addition to $2.2 million on its revolving line of credit during the nine months ended November 30, 2024, offset by payment of the line of credit on maturity of $3.5 million, in addition to proceeds of $2.2 million from the issuance and sale of common stock.

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

New Credit Agreement and Payment of Credit Agreement

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

In connection with the New Credit Agreement and the Note, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

The proceeds of the New Credit Agreement were and will be used as follows: (i) $3.5 million was used to repay the Credit Agreement and (ii) the remaining balance will be used for continued capital investment and working capital needs. The New Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The New Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. The Company was in compliance with these covenants as of November 30, 2024.

The Company paid off the outstanding balance of $3.5 million of the previous Credit Agreement upon maturity on September 30, 2024.

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

Off Balance Sheet Arrangements

As of November 30, 2024, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of November 30, 2024, we had purchase obligations of approximately $3.2 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2024.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our New Credit Agreement imposes operating and financial restrictions on us.

On September 30, 2024, we entered into a credit agreement with RMC Credit Facility, LLC (the “New Credit Agreement”), which is secured by certain personal property and real property of the Company. The New Credit Agreement contains covenants that limit the ability of the Company to:

•
incur and guarantee additional debt;
•
incur liens;
•
make acquisitions and other investments;
•
dispose of assets; or
•
make capital expenditures in any fiscal year in excess of $3.5 million.

Further, the New Credit Agreement contains financial covenants that require compliance with a maximum ratio of total liabilities to total net worth and a minimum current ratio, in each case tested at the end of each fiscal quarter. These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans. We cannot assure you that we will be able to comply with any such restrictive covenants. A breach of any of these covenants could result in an event of default under the New Credit Agreement. In the event that we are unable to comply with these covenants in the future, we would seek an amendment or waiver of the covenants. We cannot assure you that any such waiver or amendment would be granted. If an event of default occurs, the lender may elect to accelerate our obligations under the New Credit Agreement. We might not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

Servicing our debt under New Credit Agreement may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay all of our indebtedness.

As of November 30, 2024, we had $6.0 million principal amount outstanding under our New Credit Agreement. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness under the New Credit Agreement depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, the New Credit Agreement contains, and any of our future debt agreements may also contain, restrictive covenants that may prohibit us from adopting some or any of these alternatives. For example, the New Credit Agreement contains negative covenants that restrict the Company’s ability to incur indebtedness, create liens, make investments, dispose of assets and make certain capital expenditures. Our failure to comply with these covenants could result in an event of default under our indebtedness which, if not cured or waived, could result in the acceleration of our debt under the New Credit Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended November 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On January 1, 2025, there were approximately 450 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith

10.1	Credit Agreement, dated September 30, 2024, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMC Credit Facility, LLC, a Colorado limited liability company	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.

10.2	Promissory Note, dated September 30, 2024, made by Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, to RMC Credit Facility, LLC, a Colorado limited liability company	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.

10.3

Deed of Trust, dated September 30, 2024, by and among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, RMC Credit Facility, LLC, a Colorado limited liability company, and the Public Trustee of La Plata County, Colorado

Exhibit 10.3 to the Current Report on Form 8-K filed on October 4, 2024.

10.4	Agreement, dated as of November 26, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Global Value Investment Corporation and its affiliates	Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. (Registrant)

Date: January 14, 2025	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: January 14, 2025
/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer)