Form 10-K
period 2025-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2025-06-20
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $9,027,434. For purposes of this calculation, shares of common stock beneficially owned by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 30, 2025, there were 7,765,486 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 28, 2025.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements expressing general views about future operating results are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer and retail trends, costs and availability of raw materials, competition, and the success of our co-branding strategy and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled Item 1A. “Risk Factors” of Part I of this Annual Report and as described elsewhere in this Annual Report.

PART I.

ITEM 1. BUSINESS

Our Company

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries, including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (referred to as the "Company", "Rocky Mountain Chocolate Factory," "we," "us," or "our"), is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and may license the use of our brand with certain consumer products. As of February 28, 2025, we operated 2 Company-owned and had 117 licensee-owned and 141 Rocky Mountain Chocolate Factory franchised stores spread across 27 states and the Philippines.

Our principal competitive advantage lies in our brand name recognition, and reputation for the quality, variety and taste of our products. Further, we believe the ambiance of our stores, our expertise in the production of chocolate and confectionery products, the merchandising and marketing of confectionery products, and the control and training infrastructures we have implemented to ensure consistent customer service and execution of successful practices and techniques at our stores provides Rocky Mountain Chocolate Factory with a differentiated franchise offering. In-store product preparation creates a special store ambiance, and the aroma and sight of products being made attracts foot traffic and assures customers that products are fresh.

We believe our production expertise and reputation for quality has facilitated the sale of select products through Specialty Markets. We are currently selling our products in a select number of Specialty Markets, including wholesale, fundraising, corporate sales, e-commerce, and private label (collectively “Specialty Markets”).

Our consolidated revenues in FY 2025 were primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products produced by us (76%-74%-77% in 2025, 2024 and 2023 respectively); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products produced by us) (5%-5%-3%), and (iii) the collection of initial franchise, royalties and marketing fees from franchisees (19%-21%-20%). For FY 2025, nearly all of our revenues were derived from domestic sources, with less than 1% derived from international sources. As described below, the Company sold its frozen yogurt business subsequent to the end of FY 2023.

Business Strategy

Our updated long term strategic objective is to build upon the solid market position of our brand and high-quality products to create a world-class experience for consumers of premium chocolate and confectionery products, whether in premium confection stores operated by our franchisees or by us, or purchased from us through a variety of other channels. We intend to lead this effort through the delivery of an exceptional store experience and development of category leadership through innovation. To accomplish this objective, we will employ a business strategy that includes the elements set forth below.

Product Quality and Variety

We maintain the gourmet taste and quality of our chocolate products by using the finest chocolate and other wholesome ingredients. We use our proprietary recipes, primarily developed by our master confectionery makers. A typical Rocky Mountain Chocolate Factory store offers up to 100 of our chocolate products throughout the year and as many as 200, including many packaged products, during holiday seasons. Individual stores also offer numerous varieties of gourmet caramel apples as well as other products prepared in the store from Company recipes. We continue to enhance our product development and innovation capabilities through the Company’s in-house research and development department.

Store Atmosphere and Ambiance

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike most other confectionery stores, nearly all Rocky Mountain Chocolate Factory stores prepare numerous products, including caramel apples, in the store. In-store preparation is designed to be both fun and entertaining for customers. We believe the in-store preparation and aroma of our products enhances the ambiance at Rocky Mountain Chocolate Factory stores, and conveys an image of freshness and homemade quality. We have been, and are committed to, deploying increased resources to our retail store network to further improve the store experience and enhance profitability.

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

Enhanced Operating Efficiencies

We continue investing in new and more efficient production equipment, as well as rationalizing our portfolio of products and streamlining production lines to reduce labor costs as well as improve product quality, consistency and margin.

Expansion Strategy

We are continually exploring opportunities to grow our brand and expand our business. Key elements of our expansion strategy are set forth below.

Unit Growth

We continue to pursue unit growth opportunities both in locations where we have traditionally been successful and new markets with favorable demographics by improving and expanding our retail store concepts and product portfolio, and targeting high pedestrian traffic environments.

High Traffic Environments

We currently establish franchised stores in the following environments: regional centers, outlet centers, tourist areas, street fronts, airports, and other entertainment-oriented environments. We have established business relationships with most of the major developers in the United States and believe that these relationships provide us with the opportunity to take advantage of attractive sites in new and existing real estate environments.

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

Rocky Mountain Chocolate Factory Name Recognition and New Market Penetration

We believe our premium reputation, the visibility of our stores and the high foot traffic at many of our locations has generated strong name recognition of Rocky Mountain Chocolate Factory and demand for our franchises. The Rocky

Mountain Chocolate Factory system currently is concentrated in the western and Rocky Mountain region of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. We believe this growth has further increased our name recognition and demand for our franchises. We believe that distribution of Rocky Mountain Chocolate Factory products through our Specialty Market business also increases our name recognition and brand awareness in areas of the country in which we have not previously had a significant presence and we believe it will also improve and benefit our entire store system.

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike many other confectionery stores, nearly all Rocky Mountain Chocolate Factory stores prepare a variety of products, including caramel apples and fudge, in the store. In-store preparation is designed to be both fun and entertaining for customers and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, conveys an image of freshness and homemade quality.

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to develop retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2025, Cold Stone Creamery franchisees operated 107 co-branded locations, and U-Swirl, Inc. ("SWRL") franchisees operated 10 co-branded locations. As of February 28, 2025, the Company had 3 international units in operation, all within the Republic of the Philippines.

Products and Packaging

We produce approximately 300 chocolates and other confectionery products using proprietary recipes developed primarily by our master confectionery makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into a wide variety of packaged assortments. During the holiday seasons, we make a variety of seasonal items, including many candies offered in packages, which are specifically designed for holidays. A typical Rocky Mountain Chocolate Factory store offers up to 100 of these approximately 300 chocolate candies and other confectionery products throughout the year. Individual stores also offer more than a dozen varieties of caramel apples and other products prepared in the store.

In FY 2025, approximately 16% of our Durango plant sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as Specialty Market customers, compared with 10% of our Durango plant sales resulting from Specialty Market customers in FY 2024. See Item 1A “Risk Factors—Risks Specific to Our Company and the Industry in Which We Operate—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.” These products are produced using the same quality ingredients and production processes as the products sold in our network of retail stores.

We use the finest chocolates, nutmeats and other wholesome ingredients in our confectionery products and continually strive to offer new items in order to maintain the excitement and appeal of our offerings. We develop special packaging for the holidays and seasonal offerings, and consumers can have their purchases packaged in decorative boxes and fancy tins throughout the year.

Operating Environment

Rocky Mountain Chocolate Factory

We currently establish Rocky Mountain Chocolate Factory stores in a variety of environments: indoor and outdoor malls, outlet centers, regional centers, tourist areas, street fronts, airports, casinos, resorts and other entertainment-oriented shopping centers. Each of these environments has a number of attractive features, including high levels of foot traffic.

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

Franchisee Sourcing and Selection

The majority of new franchises are awarded to persons referred to us by existing franchisees, to interested consumers who have visited one of our domestic franchise locations and to existing franchisees. We also advertise for new franchisees in national and regional newspapers and online as suitable potential store locations come to our attention. Franchisees are currently approved by a committee of the senior executive team based on a variety of qualifications, including the applicant's net worth and liquidity, financial sophistication, and prior relevant business experience, together with an assessment of work ethic and personality compatibility with our discipline and operating philosophy.

International Franchising and Licensing

International growth is generally achieved through entry into a Master License Agreement covering specific countries, with a licensee that meets minimum qualifications to develop Rocky Mountain Chocolate Factory in that country. License agreements allow the licensee exclusive development rights in a country. Generally, we require an initial license fee and commitment to a development schedule. The initial term of these license agreements are typically ten years. Active international license agreements in place include:

•
A licensing agreement in the Republic of the Philippines, entered in October 2014, amended and extended through November 2027. As of February 28, 2025, 3 units were operating under this agreement.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of February 28, 2025, Cold Stone Creamery franchisees operated 107 stores under this agreement.

Additionally, we allow SWRL brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of February 28, 2025, there were 10 SWRL cafés offering Rocky Mountain Chocolate Factory products.

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

We provide ongoing support to franchisees through our Franchise Business Support Business Consultants ("Business Consultants"), who maintain regular and frequent communication with the stores by phone and semi-annual site visits.

The Business Consultants also review and discuss store operating results with the franchisee and provide advice and guidance to increase year over years sales and improve store profitability while developing and executing store local-area marketing and merchandising programs.

Quality Standards and Control

The franchise agreements for Rocky Mountain Chocolate Factory brand franchisees require compliance with our procedures of operation and food quality specifications and permit audits and inspections by us.

Operating standards for Rocky Mountain Chocolate Factory brand stores are set forth in our operations manual. Our operations manual covers general operations, factory ordering, merchandising, advertising and accounting procedures. Through their regular visits to franchised stores, our Business Consultants perform routine performance audits and adherence to our brand standards. We have the right to terminate any franchise agreement for non‑compliance with our operating standards. Products sold at the stores and ingredients used in the preparation of products approved for on-site preparation must be purchased from us or an approved supplier.

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

Under the current form of our domestic franchise agreements, franchisees pay us (i) an initial franchise fee for each store, (ii) royalties based on monthly gross sales, and (iii) a marketing fee based on monthly gross sales. Franchisees are generally granted exclusive territory with respect to the operation of their stores only in the immediate vicinity of their store(s). Chocolate products not made on premises by franchisees must be purchased from us or an approved supplier. The franchise agreements require franchisees to comply with our procedures of operation and food quality specifications, to permit inspections and audits by us and to remodel stores to conform with standards then in effect. We may terminate the franchise agreement upon the failure of the franchisee to comply with the conditions of the agreement and upon the occurrence of certain events, such as insolvency or bankruptcy of the franchisee or the commission by the franchisee of any unlawful or deceptive practice, which, in our judgment is likely to adversely affect the network system and our brand. Our ability to terminate franchise agreements pursuant to such provisions is subject to applicable bankruptcy and state laws and regulations. See “Regulation” below for additional information.

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

The term of franchise agreements signed before July 1, 2023 is ten years, and franchisees have the right to renew for one additional ten-year term. The term of franchise agreements signed after July 1, 2023 is ten years, and franchisees have the right to renew for two additional five-year terms. Our revised franchise agreement offers a flat royalty payment on all retail stores sales ranging from 6% to as low as 4% based upon the retail sales mix of Durango produced product sold in comparison to all retail store sales. These terms are only effective with franchise agreements entered into after July 1, 2023 or when a current franchise operator agrees to enter into a new agreement with the Company.

Franchise Financing

We do not typically provide prospective franchisees with financing for their store for new or existing franchises, but we have developed relationships with several sources of franchisee financing to whom we may refer franchisees. Typically, franchisees have obtained their own sources of such financing and have not required our assistance. In the normal course of business, we extend credit to customers, primarily franchisees that satisfy pre-defined credit criteria, for inventory and other operational costs.

In select instances, we have provided limited financing to franchisees. As a result, as of February 28, 2025, we have approximately $0.1 million of notes receivable as a result of financing our franchisees. When we finance franchisees the notes are secured by the assets financed.

Company Store Operations

As of February 28, 2025, there were two Company-owned Rocky Mountain Chocolate Factory stores. Our flagship store, located in Durango, Colorado, (“Flagship Store”) provides a training ground for Company personnel and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

Production Operations

General

We manufacture our chocolate and confectionery products at our production facility in Durango, Colorado. All products are produced consistent with our philosophy of using the finest high-quality ingredients to achieve our marketing motto of “The Peak of Perfection in Handmade Chocolates®.”

We have always believed that we should control the production of our own chocolate products. By controlling operations and production, we are able to better maintain our high quality standards, offer unique proprietary products, control production and shipment schedules and potentially pursue new or under-utilized distribution channels that reinforces our slogan "America's Chocolatier® since 1981."

Production Processes

The production process primarily involves cooking or preparing confectionery centers, including nuts, caramel, peanut butter, creams and jellies, and then coating them with chocolate or other toppings. All of these processes are conducted in carefully controlled temperature ranges, and we employ strict quality control procedures at every stage of the production process. We use a combination of manual and automated processes at our production facility. Although we believe that it is currently preferable to perform certain production processes, such as the dipping of some large pieces by hand, automation increases the speed and efficiency of the production process. We have, from time-to-time, automated certain processes formerly performed by hand where it has become cost-effective for us to do so without compromising safety, product quality or appearance.

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

We have a product quality and safety program. This program is integral to our supply chain platform and is intended to ensure that all products we purchase, produce, and distribute are safe, are of high quality and comply with applicable laws and regulations. Through our product quality and safety program, we evaluate our supply chain including ingredients, packaging, processes, products, distribution and the environment to determine where product quality and safety controls are necessary. We follow the FDA mandated Hazard Analysis and Risk-based Preventive Controls which includes a 12-step process to determine risks based on individual processes. To support this hazard analysis model, and in accordance with private and federal mandated requirements, we also adhere to all good manufacturing practices including several supporting policies and procedures that ensure all risks identified are in control. Various government agencies and third-party firms, as well as our quality assurance staff, conduct audits of all facilities that produce our products to ensure effectiveness and compliance with our program and applicable laws and regulations.

Ingredients

The principal ingredients used in our products are chocolate, nuts, sugar, corn syrup, cream and butter. Our production facility receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to ensure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between six to eighteen months for these products. Major suppliers include Guittard Chocolate Company, Batory Sweetener Solutions, Chase Pecan LP, and Blue Diamond. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for most essential ingredients and therefore believe that the loss of any one supplier would not have a material adverse effect on our business or results of operations. We currently purchase small amounts of finished confectionery from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores. As a result of recent macro-economic inflationary trends, tariffs, and disruptions to the global supply chain, we have experienced and may continue to experience higher raw material, labor, and freight costs.

Trucking Operations

We operate six trucks and ship a substantial portion of our products from the production facility on our own fleet. Our trucking operations enable us to deliver our products to the stores quickly and cost-effectively. In addition, we back-haul many of our own ingredients and supplies, as well as products from third parties, on return trips, which helps achieve even greater efficiencies and cost savings.

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

We have not historically, and do not intend to, engage in national traditional media advertising in the near future. Consistent with our commitment to community support, we seek opportunities to participate in local and regional events, sponsorships and charitable causes. This support leverages low-cost, high-return publicity opportunities for mutual gain partnerships.

Internet and Social Media

We’ve initiated a program to leverage the marketing benefits of various social media outlets. These lower-cost marketing opportunities leverage the positive feedback of our customers, expanding brand awareness through a customer’s network of contacts. Complementary to local store marketing efforts, these networks also provide a medium for us to communicate regularly with customers. When possible, we work to facilitate direct relationships between our franchisees and their customers. We use social media as a tool to build brand recognition, increase repeat exposure, and enhance dialogue with consumers about their preferences and needs. The majority of stores have location-specific Facebook® and Instagram® accounts dedicated to helping customers interact directly with their local store. Proceeds from the monthly marketing fees collected from franchisees are used by us to facilitate and assist franchisees in managing their online presence consistent with our brand and marketing efforts.

Competition

The retailing of confectionery products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those offered by our retail stores and Specialty Markets. Competitors may have greater name recognition and financial, marketing and other resources than us. In addition, there is intense competition among retailers for attractive commercial real estate sites suitable for Rocky Mountain Chocolate Factory franchise store locations, store personnel and qualified franchisees.

We believe that our principal competitive strengths lie in our name recognition and our reputation for the quality, value, variety and taste of our products and the ambiance in our stores; our knowledge and experience in applying criteria for the selection of new store locations; our expertise in merchandising and marketing of chocolate and other confectionery products; and the control and training infrastructures we have implemented to ensure execution of successful practices and techniques at our retail store locations. In addition, by controlling the production of our own confectionery products, we can better maintain our high product quality standards for those products, offer proprietary products, manage costs, control production and shipment schedules and pursue new or under-utilized distribution channels.

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

We have not attempted to obtain patent protection for the proprietary recipes developed by our master confectionery makers and instead rely upon our ability to maintain the confidentiality of those recipes.

Environmental Matters

We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations. During FY 2025, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in FY 2026.

Seasonal Factors

Our sales and earnings are somewhat seasonal, with higher sales and earnings occurring during key holidays, such as Christmas, Easter and Valentine's Day, and the U.S. summer vacation season than at other times of the year, which may cause fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings, the sale of franchises and the timing of purchases by customers outside our network of franchised locations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

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

Additionally, certain states have enacted and others may enact laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees, including among other things, limitations on the duration and scope of non-competition provisions applicable to franchisees. Although these laws and regulations, and related court decisions, may limit our ability to terminate franchises and alter franchise agreements, we do not believe that such laws or decisions will have a material adverse effect on our franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and we are unable to predict the effect on our intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisors.

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

We provide a limited amount of trucking services to third parties, to fill available space on our trucks. Our trucking operations are subject to various federal and state regulations, including regulations of the Federal Highway Administration and other federal and state agencies applicable to motor carriers, safety requirements of the Department of Transportation relating to interstate transportation and federal and state regulations governing matters such as vehicle weight and dimensions.

We believe that we are operating in substantial compliance with all applicable laws and regulations.

Human Capital Resources

As of February 28, 2025, we employed approximately 160 people, including 140 full-time employees. Most employees, with the exception of store management, production management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to ensure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employees exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Our franchisees are independent business owners, their employees are not our employees and therefore are not included in our employee count.

Labor and Supply Chain

As a result of recent macroeconomic inflationary trends, including tariffs, and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have experienced labor and logistics challenges, which we believe have contributed to lower production facility, retail, and e-commerce sales of our products due to the availability of material, labor, and freight. In addition, we could experience additional lost sales opportunities if our products are not available for purchase as a result of disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our production facility, or if we or our franchisees experience delays in stocking our products. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of recent business developments.

Our principal executive offices are located at 265 Turner Drive, Durango, Colorado 81303, and our telephone number is (970) 259-0554. We have retail store locations throughout the United States and the Philippines. Our website address is www.rmcf.com. Information contained on or accessible through our websites is neither a part of this Annual Report nor incorporated by reference herein.

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

In addition, we have adopted Code of Ethics for Senior Financial Officers, charters for each of the Board’s three standing committees and the Whistleblower/Complaint Procedures for Accounting and Auditing Matters. All of these materials are available on our web site at https://ir.rmcf.com/corporate-governance/governance-documents.

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

We announce material information to the public about us and our business through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (https://ir.rmcf.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. The contents of our websites and corporate reports mentioned herein are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.

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

During FY 2025 our sales to Specialty Market customers were approximately $3.7 million or 12% of our total revenue.

The Divestiture Of Our U-Swirl Business May Have Material Adverse Effects On Our Financial Condition, Results Of Operations Or Cash Flows.

In May 2023, subsequent to our fiscal year-end, we announced that we had completed the sale of substantially all of the assets of U-Swirl, our wholly-owned subsidiary and frozen yogurt business. The consummation of the sale of the U-Swirl business involves risks, including retention of uncertain contingent liabilities related to the divested business which could result in a material adverse effect to our financial condition, results of operations or cash flows. We cannot be certain that we will be successful in managing these or any other significant risks that we encounter as a result of divesting the U-Swirl business.

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

Increases In Costs Could Adversely Affect Our Operations.

Inflationary factors such as increases in the costs of raw materials and labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may reflect potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on our increased costs to our customers or that our customers will continue to purchase at historical levels in the event that we pass along cost increases in the form of higher prices. If we are unable to pass along cost increases, we may realize a decrease in gross margin on products we sell and produce.

Price Increases May Not Be Sufficient To Offset Cost Increases And Maintain Profitability Or May Result In Sales Volume Declines Associated With Pricing Elasticity.

We may be able to pass some or all raw material and other input cost increases to customers by increasing the selling prices of our products, however, higher product prices may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices sufficiently, or in a timely manner, to offset increased raw material or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

Our Expansion Plans Are Dependent On The Availability Of Suitable Sites For Franchised Stores At Reasonable Occupancy Costs.

Our expansion plans are dependent on our ability to obtain suitable sites for franchised stores at reasonable occupancy costs for our franchised stores in high foot traffic retail environments. There is no assurance that we will be able to obtain suitable locations for our franchised stores at a cost that will allow such stores to be economically viable.

Same Store Sales Have Fluctuated and Will Continue to Fluctuate.

Our same store sales, defined as year-over-year sales for a store that has been open for at least one year, have fluctuated in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations. For example, same store sales declined during FY 2021, primarily as a result of nearly all of the franchise stores being directly and negatively impacted by public health measures taken in response to COVID-19, with nearly all locations experiencing reduced operations as a result of, among other things, modified business hours and store and mall closures. Same store sales increased during FY 2022, primarily as a result of nearly all of the franchise stores being directly and positively impacted by a resurgence in consumer demand following the relaxing of many public health measures taken in response to COVID-19. If same-store sales decline in the future, we may experience a decrease in demand for products we sell and a decrease in revenue from royalty and marketing fees.

Higher Labor Costs, Increased Competition For Qualified Team Members And Ensuring Adequate Staffing Increases The Cost Of Doing Business. Additionally, Changes In Employment And Labor Laws, Including Health Care Legislation And Minimum Wage Increases, Could Increase Costs For Our System-Wide Operations.

Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in stores in a competitive environment. We and our franchisees have experienced, and could continue to experience, a shortage of labor for stores positions due to job market trends and conditions, which could decrease the pool of available qualified talent for key functions. Our ability to attract and retain hourly employees in our stores and factory has been impacted by these trends and conditions, and we expect staffing and labor challenges to continue into FY 2026. Increased costs associated with recruiting, motivating and retaining qualified employees to work in the Company-owned stores, franchised stores and our production facility have had, and may in the future have, a negative impact on our Company-owned store and production margins and the margins of franchised stores. Competition for qualified drivers for both our stores and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.

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

The Seasonality Of Our Sales And New Store Openings Can Have A Significant Impact On Our Financial Results From Quarter To Quarter.

Our sales and earnings are seasonal, with higher sales and earnings occurring during holidays and summer vacation season than at other times of the year, which causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

The Retailing Of Confectionery Products Is Highly Competitive And Many Of Our Competitors Have Competitive Advantages Over Us.

The retailing of confectionery products is highly competitive. We and our franchisees compete with numerous businesses that offer similar products. Many of these competitors may have greater name recognition and financial, marketing and other resources than we do. In addition, there is intense competition among retailers for real estate sites, store personnel and qualified franchisees. Competitive market conditions could have a material adverse effect on us and our results of operations and our ability to expand successfully.

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

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale (POS) processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, the importance of such information technology systems and networks increased in FY 2021 and continued into FY 2022, FY 2023, FY 2024 and FY 2025 due to many of our employees working remotely.

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

We are continuing to invest in and expand, upgrade and develop our information technology capabilities, including enterprise resource planning (ERP) software and point-of-sale (POS) systems, as well as the adoption of cloud services for e-mail, intranet, and file storage. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. Additionally, unforeseen problems with our ERP or POS system may affect our operational abilities and internal controls and we may incur additional costs in connection with such upgrades and expansion.

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

We also sell and accept for payment gift cards, and our customer loyalty program provides rewards that can be redeemed for purchases. Like credit and debit cards, gift cards and rewards earned by our customers are vulnerable to theft, whether physical or electronic. We believe that, due to their electronic nature, rewards earned through our customer loyalty program are primarily vulnerable to hacking. Customers affected by any loss of data or funds could litigate against us, and security breaches or even unsuccessful attempts at hacking could harm our reputation, and guarding against or responding to hacks could require significant time and resources.

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
•
Adverse resolution of new or pending litigation against us; and
•
Changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from tariffs, inflation, natural disasters, terrorist attacks, public health outbreaks, acts of war and responses to such events.

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

Our Auditor’s Opinion on Our Audited Consolidated Financial Statements for the Year Ended February 28, 2025, included in this Annual Report, Contains an Explanatory Paragraph Relating to our Ability to Continue as a Going Concern.

During the year ended February 28, 2025, we incurred a net loss of $6.1 million and used cash in operating activities of $6.6 million. In addition, at February 28, 2025, we were in violation of a debt covenant for our $6.0 million Credit

Agreement where the lender can demand repayment. These factors raise substantial doubts about our ability to continue as a going concern within one year of the date that the consolidated financial statements included in this Annual Report are issued. Our auditor’s opinion on our audited consolidated financial statements for the year ended February 28, 2025 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are considering a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Our Inability to Meet a Financial Covenant Contained in our Credit Facility May Adversely Affect our Liquidity, Financial Condition and Results of Operations.

Pursuant to a credit agreement (the “Credit Agreement”), with RMC Credit Facility LLC, a Colorado limited liability company (the “Lender”), dated September 30, 2024, we have a $6.0 million promissory note, made by the Company to the Lender, for general corporate and working capital purposes (the "Note"). The Credit Agreement is secured by substantially all of our assets, except retail store assets. Interest on borrowings is set at 12.0% for a 3-year term beginning September 30, 2024. Additionally, the Credit Agreement is subject to various financial ratios and leverage covenants.

As of February 28, 2025, we were not in compliance with the requirement under the Credit Agreement to maintain a ratio of total liabilities to tangible net worth of no more than 2.0 to 1. Our ratio as of February 28, 2025 was 2.21 to 1.

In addition, the Credit Agreement permits the Company to invest no more than $3.5 million per year in capital equipment. The Company invested $3.7 million during the year ended February 28, 2025.

The Company has received a waiver from the Lender as of the date of issuance of the consolidated financial statements and is in compliance with all other aspects of the Credit Agreement. There can be no assurance that the Lender will grant us a waiver for future noncompliance.

If we are not in compliance with the requirements under the Credit Agreement, under the terms of the Credit Agreement, the Lender has the option, but not the obligation, to immediately demand repayment of the full amount of the Note. As of the date of this Annual Report, we do not have enough cash on hand to satisfy our obligations under the Note if the Lender exercised its option to demand repayment. If the Lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lender may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreement, which would have an adverse effect on our liquidity, financial condition and results of operations.

In addition, the Lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. In the future, if the Lender were to decline to grant us a waiver and instead demand repayment, we may need to seek alternative financing to pay these obligations as we may not have sufficient facilities or sufficient cash on hand at that time to satisfy these obligations.

Risks Related to the Economy

Global Or Regional Public Health Outbreaks Could Negatively Impact Our Business Operations, Financial Performance And Results Of Operations.

Our business and financial results could be negatively impacted by public health outbreaks. The severity, magnitude and duration of global or regional public health outbreaks are uncertain and hard to predict. For example, COVID-19 significantly impacted economic activity and markets around the world, and resulted in broader supply, transportation and labor disruptions resulting in inflation and generally higher operating costs in our business. Relatedly, commodity and transportation costs have become more volatile and generally increased since the COVID-19 pandemic, as have supply chain disruptions, and transportation and labor shortages. Additionally, government or regulatory responses to public health outbreaks could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to distribute our products in some markets. Resumption, continuation or expansion of these disruptions could materially adversely impact our operations and results.

These and other impacts of global or regional public health outbreaks could have the effect of heightening many of the other risks described in the risk factors presented in this filing, including but not limited to those relating to our reputation, brands, consumer preferences, supply chain, product sales, pricing actions, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. The ultimate impact of these disruptions also depends on events beyond our knowledge or control, including the duration and severity of other public health outbreaks and actions taken by parties other than us to respond to them. Any of these disruptions could have a negative impact on our business operations, financial performance, results of operations and stock price, and this impact could be material.

General Economic Conditions Could Have A Material Adverse Effect On Our Business, Results Of Operations And Liquidity Or Our Franchisees, With Adverse Consequences To Us.

Consumer purchases of discretionary items, including our products, often decline during weak economic periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions, including employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, tariffs, consumer confidence, public health, the value of the U.S. dollar versus foreign currencies and other macroeconomic factors. These factors may cause consumers to purchase products from lower priced competitors or to defer purchases of discretionary products altogether.

Economic weakness could have a material effect on our results of operations, liquidity and capital resources. It could also impact our ability to fund growth and/or result in us becoming more reliant on external financing, the availability and terms of which may be uncertain. In addition, a weak economic environment may exacerbate the other risks noted below.

We rely in large part on our franchisees and the manner in which they operate their stores to develop and promote our business. It is possible that additional franchisees could file for bankruptcy, become delinquent in their payments to us, or simply shut down which could have a significant adverse impact on our business due to loss of factory sales and loss or delay in payments of royalties, contributions to our marketing fund and other fees. Additionally, the availability of credit to our small business franchisees may be curtailed due to tighter credit conditions in the marketplace, and as a result, could delay or preclude franchisees from making required store upgrades.

Although we have developed, and continue to develop, evolving criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. The failure of developers and franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brand, our ability to attract prospective franchisees, our business, financial condition, results of operations and cash flows.

We are subject to risks from changes to the trade policies, including tariff and import/export regulations by the U.S. and/or other foreign governments.

Changes in trade policy, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments could have a material adverse impact on our business. The imposition of new tariffs or increases in existing tariffs on products imported from countries could result in increased costs for our goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

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

We Have Limited Control With Respect To The Operations Of Our Franchisees, Which Could Have A Negative Impact On Our Business.

Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their stores. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised stores may be diminished by any number of factors beyond our control, despite our enforcing the terms and conditions of the Company's franchise agreement and operations manual. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly, which would reduce our royalty revenues, and the impact on profitability could be greater than the percentage decrease in royalties and fees.

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

Risks Related to Our Supply Chain

Increase In Ingredient And Other Operating Costs, Including Those Caused By Weather And Food Safety, Could Adversely Affect Our Results Of Operations.

Our Company-owned and franchised stores could also be harmed by supply chain interruptions including those caused by factors beyond our control or the control of our suppliers. However, prolonged disruption in the supply of products from or to our manufacturing facility due to weather, natural disasters, food safety incidents, regulatory compliance, labor dispute or interruption of service by carriers could increase costs, limit the availability of raw materials critical to our store operations and have a significant impact on results. Increasing weather variability or other long-term changes in weather patterns could have a significant impact on the price or availability of some of our raw materials and other materials throughout our supply chain. In particular, adverse weather or cocoa beans or nuts shortages could disrupt the supply of key ingredients to our and our franchisees’ stores. Insolvency of key suppliers could also cause similar business interruptions and negatively impact our business.

Disruption To Our Manufacturing Facility Or Supply Chain Could Impair Our Ability To Produce Or Deliver Finished Products, Resulting In A Negative Impact On Our Results Of Operations.

All of our manufacturing operations are located in Durango, Colorado. Disruption to our manufacturing facility or to our supply chain could result from a number of factors, including natural disasters, outbreak of disease, weather, fire or explosion, extreme forest fires, terrorism or other acts of violence, labor strikes or other labor activities, unavailability of raw or packaging materials, and operational and/or financial instability of key suppliers and other vendors or service providers. We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur. However, if we are unable, or find that it is not financially feasible, to effectively plan for or mitigate the potential impacts of such disruptive events on our manufacturing facility or supply chain, our financial condition and results of operations could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established processes, that seek to assess, identify, and manage material risks from cybersecurity threats to the IT systems and information that we use or will use, transmit, receive, and maintain. The processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into the overall risk management system through the use of firewalls, antivirus and malware detection, and other security software. The processes include efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks. We have engaged consultants to assist us with risk mitigation and monitoring threats from both inside and outside our network, including risks of cybersecurity threats associated with the use of third-party service providers. We maintain full backups on a regular basis to protect against the loss of critical data.

We have not experienced any material cybersecurity incidents to date that have materially affected, or that are reasonably likely to materially affect our business, strategy, results of operations or financial condition, and the expenses incurred from any security incidents have been immaterial. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to us, including to our results of operations and financial condition. We rely extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we may expend greater resources to continue to modify and enhance protective measures against such security risks.

Governance

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. The Board’s Audit Committee routinely evaluates the Company’s cybersecurity through communications with management and the Company’s information technology department. Systems are in place to perform ongoing testing to defend and mitigate against unwelcome intrusions and attacks.

The interim CEO and CFO communicate with the head of the information technology department daily to monitor any potential or perceived threats to our technology infrastructure. A comprehensive and regularly tested Incident Response Plan (IRP) has been established that outlines specific steps for various types of cyber incidents. There are key performance indicators (KPIs) and metrics used to measure the effectiveness of the cybersecurity program, including processes to keep senior management and the Board’s Audit Committee informed. The Company also maintains a cybersecurity insurance policy to provide financial protection in the event of a critical breach.

We employ information technology specialists and use external consulting firms to supplement our cybersecurity practices. Both the interim CEO and CFO have experience in managing teams of information technology specialists and assessing cybersecurity threats.

ITEM 2. PROPERTIES

Our production operations and corporate headquarters are located at 265 Turner Drive, Durango, Colorado 81303, which is a 53,000 square foot manufacturing facility that we own. During FY 2025, our manufacturing operations produced approximately 2.05 million pounds of chocolate products, which was an increase of approximately 27% from the approximately 1.61 million pounds produced in FY 2024. In July 2024, we sold an unused parcel of land in Durango, Colorado for a purchase price of approximately $0.9 million.

As of February 28, 2025, the Company had obligations for one non-cancelable lease for our Flagship Store having an expiration date of January 31, 2026, which contains an optional ten-year renewal right and a five-year lease for our Company owned store in Corpus Christi, TX having an expiration date of January 1, 2029. We expect to exercise our renewal right for the Flagship Store. We do not deem these to be material in relation to our overall operations.

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

Holders

On May 30, 2025, there were approximately 441 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

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

None.

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We may also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of February 28, 2025, there were 2 Company-owned, 117 licensee-owned and 141 franchised Rocky Mountain Chocolate Factory stores operating in 27 states and the Philippines.

Recent Developments

On May 1, 2023, subsequent to the end of FY 2023, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and frozen yogurt business, U-Swirl International, Inc. The aggregate sale price of U-Swirl was $2.75 million, consisting of (i) $1.75 million in cash and (ii) $1.0 million evidenced by a three-year secured promissory note. The business divestiture of the U-Swirl segment was preceded by a separate sale of the Company’s three owned U-Swirl locations on February 24, 2023. The consolidated financial statements present the historical financial results of the former U-Swirl segment as discontinued operations for all periods presented. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data“, of this Annual Report for information on this divestiture.

With the sale of U-Swirl, we continue to focus on our confectionery business to further enhance our competitive position and operating margin, simplify our business model, and deliver sustainable value to our stockholders.

On August 5, 2024, the Company entered into securities purchase agreements with Steven L. Craig, an existing director of the Company and American Heritage Railways, Inc. a company affiliated with Allen C. Harper who joined the board of directors in December 2024 (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors in a private placement, an aggregate of 1,250,000 of shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the Company filed a Form S-1 registering the shares sold in the private placement. The Form S-1 was declared effective by the SEC on October 9, 2024.

On September 30, 2024, the Company repaid the amount owed under its credit agreement with Wells Fargo Bank N.A. (the "Wells Fargo Credit Agreement") and entered into a new credit agreement (the “Credit Agreement”) with RMC Credit Facility, LLC (“RMC”). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

Current Trends Affecting Our Business and Outlook

As a result of recent macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have experienced labor and logistics challenges, which we believe have contributed to lower factory, retail and e-commerce sales. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain raw materials or packaging, or if we or our franchisees experience delays in stocking our products.

During FY 2023, the Company incurred substantial costs associated with a stockholder’s contested solicitation of proxies in connection with our 2022 annual meeting of stockholders. During FY 2023, the Company incurred approximately $4.1 million of costs associated with the contested solicitation of proxies, however, there were no such comparable costs in FY 2024 or FY 2025.

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

Efforts to increase same store pounds purchased from our production facility by franchised stores and to increase total Durango production depend on many factors, including new store openings, effective e-commerce initiatives, industry competition, the receptivity of our franchise system to our product introductions and promotional programs.

Results of Continuing Operations

Fiscal 2025 Compared To Fiscal 2024

Results Summary

Basic loss per share increased from a loss from continuing operations of $(0.77) per share in FY 2024 to a loss from continuing operations of $(0.86) per share in FY 2025. Revenues increased by 5.8% from $28.0 million for FY 2024 to $29.6 million for FY 2025. Operating loss and loss from continuing operations was $4.9 million in FY 2024 compared to an operating loss of $5.9 million in FY 2025.

REVENUES

	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2025	2024	Change	Change
Durango product and retail sales	$24,015	$22,022	1,993	9.1%
Franchise fees	188	168	20	11.9%
Royalty and marketing fees	5,376	5,761	(385)	(6.7)%
Total	$29,579	$27,951	$1,628	5.8%

Durango Product and Retail Sales

The increase in total sales for FY 2025 compared to FY 2024 was primarily due to a 9%, or $2.0 million, increase in sales of products to our network of franchised and licensed retail stores, Specialty Markets customers, and e-commerce customers, and also reflective of price increases.

We continue to rationalize product offerings to improve production efficiencies, while adding new products we believe can generate high sales volumes and gross profit margins at or above our average level for bulk and packaged items. We continue to focus our marketing efforts to increase total pounds purchased by franchise locations.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased during FY 2025 compared to FY 2024 was primarily due to the Company offering more favorable royalty agreements within our updated franchise agreement designed to increase the amount of Durango product items sold in franchised stores. The change in franchise fee revenue during FY 2025 compared to FY 2024 was not material.

COSTS AND EXPENSES

Cost of Sales and Expenses

	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2025	2024	Change	Change
Total cost of sales	$23,916	$20,656	$3,260	15.8%
Franchise costs	2,414	2,582	(168)	(6.5)%
Sales and marketing	1,995	2,132	(137)	(6.4)%
General and administrative	6,305	6,674	(369)	(5.5)%
Retail operating	716	671	45	6.7%
Depreciation and amortization, exclusive of depreciation and amortization expense of $775 and $750, respectively, included in cost of sales	175	138	37	26.8%
Total	$35,521	$32,853	$2,668	8.1%

Gross Margin	For the Year Ended
	February 28 or 29,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$99	$1,366	$(1,267)	(92.8)%
Gross margin percentage	0.4%	6.2%	(5.8)%	(93.4)%

Adjusted Gross Margin	For the Year Ended
(a non-GAAP measure)	February 28 or 29,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$99	$1,366	$(1,267)	(92.8)%
Plus: depreciation and amortization	775	750	$25	3.3%
Total Adjusted Gross Margin (non-GAAP measure)	$874	$2,116	$(1,242)	(58.7)%

Total Adjusted Gross Margin (non-GAAP measure)	3.6%	10.0%	(6.4)%	(63.6)%

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

Cost of Sales and Gross Margin

Total gross margin decreased to 0.4% in FY 2025 compared to a gross margin of 6.2% during FY 2024, due primarily to an increase in overhead costs, a sharp increase in the cost of cocoa as a raw material as well as other inflationary pressures we were unable to capture through appropriate and timely price increases, in addition to a reduction in production volume. Additionally, costs incurred increased as a result of the Company undertaking actions to relocate its consumer packaging operations to Salt Lake City, Utah, in response to limited labor availability in the Durango labor pool, which led to elevated production costs, decreased operating efficiencies, and a large write-off of inventory value recognized in cost of sales. This business arrangement was wound down between January 1, 2025 and February 28, 2025 after our peak holiday selling season. The Company estimates the impact of this contributed a negative $1.5 million. We now have all of our consumer packaging assets returned to our Durango production facility, which will have an immediate and positive impact on gross margin and profitability through efficiencies at that location.

Franchise Costs

The decrease in franchise costs in FY 2025 compared to FY 2024 was due primarily to prior year investments in human capital and the ongoing brand update and store redesign expense, an initiative that is now complete and spanned nearly two years. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 43.4% in FY 2025 from 43.5% in FY 2024. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of higher royalty fees partially offset by higher costs associated with providing a high level of customer service to our entire franchise network which had been lacking in prior years. As a percentage of total revenue, franchise costs decreased to 8.2% during FY 2025, compared to 9.2% during FY 2024.

Sales and Marketing

The decrease in sales and marketing costs during FY 2025, compared to FY 2024, was due primarily to changes with the organization of the department under which fewer marketing executives were hired to address gaps in our historic marketing plan, and a more focused ad spend was undertaken to direct resources to achieve a higher return on investment. As a percentage of total revenues, sales and marketing expenses decreased to 6.7% during FY 2025, compared to 7.6% during FY 2024.

General and Administrative

The decrease in general and administrative costs during FY 2025, compared to FY 2024, was due in part to headcount rationalization designed to improve efficiency and collaboration across departments. The Company continued to incur an elevated level of professional fees related to support our Board of Directors and costs associated with compensation obligations for our former Chief Executive Officer. The Company had additional legal and professional costs associated with an equity raise and the refinancing of our credit facility. We also had a variety of technology and corporate matters requiring outside consulting services. As a percentage of total revenues, general and administrative expenses decreased to 21.3% during FY 2025, compared to 23.9% during FY 2024.

Retail Operating Expenses

Retail operating expenses increased 6.7% during FY 2025 compared to FY 2024. This increase is primarily the result of the mid-year FY 2024 addition of the Company's Corpus Christi, TX location. As a percentage of total revenues, retail operating expenses remained relatively unchanged at 2.4% during FY 2025 compared to 2.4% during FY 2024.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $0.2 million during FY 2025, an increase from $0.1 million during FY 2024. Depreciation and amortization included in cost of sales increased 3.3% during FY 2024 to FY 2025. This increase was the result of ongoing investment in production equipment.

Other Income (Expense)

Other expense was $0.2 million during FY 2025, compared to other income of $26 thousand during FY 2024. This represents interest expense of $0.5 million during FY 2025 compared to $0.1 million during FY 2024, a gain on disposal of assets of $0.2 million during FY 2025 with no such costs in FY 2024, and interest income of $27 thousand during FY 2025 compared to $0.1 million during FY 2024.

Income Tax Provision (Benefit)

We had no income tax expense during the years ended February 28, 2025 and or February 29, 2024 due to our loss from operations. See Note 12 to the financial statements for a description of income taxes, deferred tax assets, and associated reserves.

Liquidity and Capital Resources

As of February 28, 2025, working capital was $2.4 million compared with $1.5 million as of February 29, 2024. The increase in working capital was due primarily to an equity capital raise of $2.2 million, a refinancing of the Company's previous revolving credit facility into a 3-year note payable that generated an additional $2.5 million of balance sheet liquidity, and the sale of assets that generated $2.3 million, offset by $3.8 million of capital investment in the Durango production facility, plus net change in accounts receivable and accounts payable. Expected future cash requirements include supporting current operations and building inventory including capital expenditures to support our business.

Cash and cash equivalent balances decreased from $2.1 million as of February 29, 2024 to $0.7 million as of February 28, 2025 primarily as a result of cash used by operating and investing activities. Our current ratio was 1.34 to 1.0 on February 28, 2025 compared to 1.19 to 1.0 on February 29, 2024. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2025, we had a consolidated net loss of $6.1 million. Operating activities used cash of $6.6 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $1.0 million, provision for obsolete inventory of $0.3 million, stock compensation expense of $0.3 million, and gain on the sale of assets of $0.2 million. During FY 2024, we had a consolidated net loss of $4.2 million, less net loss from discontinued operations of $0.7 million. Operating activities used cash of $2.4 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.9 million, provision for obsolete inventory of $0.2 million and stock compensation expense of $0.4 million.

During FY 2025, investing activities used cash of $1.7 million, primarily due to the purchases of property and equipment of $3.8 million, partially offset by the proceeds from the sale of assets of $2.3 million. In comparison, investing activities used cash of $1.5 million during FY 2024 primarily due to the purchases of property and equipment of $3.0 million, partially offset by investing cash flow from discontinued operations of $1.4 million.

During FY 2025, financing activities provided cash of $6.9 million, primarily due to proceeds from notes payable of $6.0 million, proceeds from the line of credit of $2.2 million, and issuance of common stock through the securities purchase agreement of $2.2 million, partially offset by the payment on the line of credit of $3.5 million and payment of debt issuance costs of $0.1 million. In comparison, financing activities provided cash of $1.3 million during FY 2024 resulting from the Company drawing down $1.3 million on its revolving line of credit.

The conditions above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 28, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Credit Agreement and Payment of Wells Fargo Credit Agreement

On September 30, 2024, the Company entered into a new credit agreement (the “Credit Agreement”) with RMC Credit Facility, LLC ("RMC"). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

In connection with the Credit Agreement and the Note, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

The proceeds of the Credit Agreement were used as follows: (i) $3.5 million was used to repay the Wells Fargo Credit Agreement and (ii) the remaining balance was used for continued capital investment and working capital needs. The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio.

The Company paid off the outstanding balance of $3.5 million of the Wells Fargo Credit Agreement upon maturity on September 30, 2024.

The Company was not in compliance with the requirement under the Credit Agreement to limit annual capital expenditures to $3.5 million as of February 28, 2025, nor was the Company in compliance with the liabilities to tangible net worth of 2.0:1.0 as of February 28, 2025. The Company has received a waiver from the Lender as of the date of issuance of these financial statements and is in compliance with all other aspects of the Credit Agreement.

The Company will continue to explore additional means of strengthening its liquidity position and ensuring compliance with its debt financing covenants, which may include the obtaining of waivers from our lenders.

On August 5, 2024, the Company entered into securities purchase agreements with Steven L. Craig, an existing director of the Company and American Heritage Railways, Inc. a company affiliated with Allen C. Harper who joined the board of directors in December 2024 (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors in a private placement, an aggregate of 1,250,000 of shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the Company filed a Form S-1 registering the shares sold in the private placement. The Form S-1 was declared effective by the SEC on October 9, 2024.

Contractual Obligations

The table below presents significant contractual obligations of the Company at February 28, 2025.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Operating leases	$1,383	$498	$424	$156	$305
Purchase contracts	2,346	2,346	-	-	-
Total	$3,729	$2,844	$424	$156	$305

The Company made an average of $3.4 million per year in capital expenditures during FY 2024 to FY 2025. For FY 2026 the Company anticipates incurring substantially lower levels of capital expenditures.

Impact of Inflation

Inflationary factors such as increases in the costs of raw materials and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on the current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. We base our estimates on analyses, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company did not identify any critical estimates used in the preparation of our consolidated financial statements for the year ended February 28, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Los Angeles, California

June 20, 2025

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2025	2024
Revenues
Sales	$24,015	$22,022
Franchise and royalty fees	5,564	5,929
Total Revenue	29,579	27,951

Costs and Expenses
Cost of sales	23,916	20,656
Franchise costs	2,414	2,582
Sales and marketing	1,995	2,132
General and administrative	6,305	6,674
Retail operating	716	671
Depreciation and amortization, exclusive of depreciation and amortization expense of $775 and $750, respectively, included in cost of sales	175	138
Total costs and expenses	35,521	32,853

Loss from Operations	(5,942)	(4,902)

Other Income (Expense)
Interest expense	(454)	(53)
Interest income	27	79
Gain on disposal of assets	247	-
Other (expense) income, net	(180)	26

Loss Before Income Taxes	(6,122)	(4,876)

Income Tax Provision	-	-

Loss from Continuing Operations	(6,122)	(4,876)

Earnings (loss) from discontinued operations, net of tax	-	704

Net Loss	$(6,122)	$(4,172)

Basic Loss per Common Share
Loss from continuing operations	$(0.86)	$(0.77)
Earnings (loss) from discontinued operations	—	0.11
Net loss	$(0.86)	$(0.66)

Diluted Loss per Common Share
Loss from continuing operations	$(0.86)	$(0.77)
Earnings (loss) from discontinued operations	-	0.11
Net loss	$(0.86)	$(0.66)

Weighted Average Common Shares Outstanding - Basic	7,079,171	6,294,411
Dilutive Effect of Employee Stock Awards	-	-
Weighted Average Common Shares Outstanding - Diluted	7,079,171	6,294,411

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	AS OF FEBRUARY 28 or 29,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$720	$2,082
Accounts receivable, less allowance for credit losses of $307 and $332, respectively	3,405	2,184
Notes receivable, current portion, less current portion of the allowance for credit losses of $28 and $30, respectively	11	489
Refundable income taxes	64	46
Inventories	4,630	4,358
Other	393	443
Total current assets	9,223	9,602
Property and Equipment, Net	9,409	7,758
Other Assets
Notes receivable, less current portion and allowance for credit losses of $0	69	695
Goodwill	576	576
Intangible assets, net	210	238
Lease right of use asset	1,241	1,694
Other	447	14
Total other assets	2,543	3,217
Total Assets	$21,175	$20,577
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,816	$3,411
Line of credit	-	1,250
Accrued salaries and wages	697	1,833
Gift card liabilities	649	624
Other accrued expenses	80	300
Contract liabilities	139	151
Lease liability	488	503
Total current liabilities	6,869	8,072
Note payable	5,957	-
Lease Liability, Less Current Portion	770	1,191
Contract Liabilities, Less Current Portion	604	678
Total Liabilities	14,200	9,941
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 7,722,124 shares and 6,310,543 shares issued and outstanding, respectively	8	6
Additional paid-in capital	12,355	9,896
(Accumulated Deficit) Retained earnings	(5,388)	734
Total stockholders' equity	6,975	10,636
Total Liabilities and Stockholders' Equity	$21,175	$20,577

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 28, 2023	—	$-	6,257,137	$6	$9,458	$4,906	$14,370
Equity compensation, restricted stock units, net of shares withheld	—	—	48,890	—	438	—	438
Net loss	—	—	—	—	—	(4,172)	(4,172)
Balances as of February 29, 2024	—	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	—	—	166,147	—	273	—	273
Issuance of common stock through securities purchase agreement	—	—	1,250,000	2	2,186	—	2,188
Net loss	—	—	—	—	—	(6,122)	(6,122)
Balances as of February 28, 2025	—	$-	7,722,174	$8	$12,355	$(5,388)	$6,975

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(6,122)	$(4,172)
Less: Earnings from discontinued operations, net of tax	—	704
Loss from continuing operations	(6,122)	(4,876)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	950	887
Debt issuance costs	7	—
Provision for obsolete inventory	322	189
Provision for recovery on accounts and notes receivable	(27)	(402)
Gain on sale or disposal of property and equipment	(247)	(37)
Expense recorded for stock compensation	273	438
Changes in operating assets and liabilities:
Accounts receivable	(1,194)	227
Refundable income taxes	(18)	299
Inventories	(297)	(879)
Other current assets	50	(101)
Accounts payable	1,109	975
Accrued liabilities	(1,316)	999
Contract liabilities	(85)	(115)
Net cash used in operating activities of continuing operations	(6,595)	(2,396)
Net cash used in operating activities of discontinued operations	—	(39)
Net cash used in operating activities	(6,595)	(2,435)

Cash Flows from Investing Activities
Addition to notes receivable	-	(136)
Proceeds received on notes receivable	201	164
Proceeds from the sale or distribution of assets	2,265	112
Purchases of property and equipment	(3,762)	(3,017)
Increase in other assets	(359)	-
Other	-	9
Net cash used in investing activities of continuing operations	(1,655)	(2,868)
Net cash provided by investing activities of discontinued operations	-	1,418
Net cash used in investing activities	(1,655)	(1,450)

Cash Flows from Financing Activities
Proceeds from line of credit	2,200	1,250
Payment on line of credit	(3,450)
Proceeds from notes payable	6,000
Payment of debt issuance costs	(50)
Issuance of common stock through securities purchase agreement	2,188
Net cash provided by financing activities	6,888	1,250

Net Decrease in Cash and Cash Equivalents	(1,362)	(2,635)

Cash and Cash Equivalents, Beginning of Year	2,082	4,717

Cash and Cash Equivalents, End of Year	$720	$2,082

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation) and U-Swirl, Inc. ("SWRL"), and its previous wholly-owned subsidiaries, Aspen Leaf Yogurt, LLC (dissolved in November 2023) and U-Swirl International, Inc. (dissolved in October 2023) (“U-Swirl”), (collectively, the “Company”, "we", “RMCF”).

The Company is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples.

On February 24, 2023 the Company entered into an agreement to sell its three Company-owned U-Swirl locations. Separately, on May 1, 2023, subsequent to the 2023 fiscal year end, the Company entered into an agreement to sell its franchise rights and intangible assets related to U-Swirl and associated brands. As a result, the activities of the Company’s U-Swirl subsidiary that have historically been reported in the U-Swirl segment have been reported as discontinued operations. See Note 15 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's discontinued operations, including net sales, operating earnings and total assets by segment. The Company’s financial statements reflect continuing operations only, unless otherwise noted.

The Company’s revenues are currently derived from four principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; sales at Company-owned stores of chocolates and other confectionery products including gourmet caramel apples; and marketing fees.

The Company does not have a material amount of financial assets or liabilities that are required under United States Generally Accepted Accounting Principles ("GAAP") to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts and notes receivable, accounts payable and line of credit approximate their carrying amounts due to their short duration. The note payable approximates fair value due to the interest rates being consistent with market rates

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at February 28, 2025:

	Stores Open at 2/29/2024	Opened	Closed	Sold	Stores Open at 2/28/2025
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	-	2
Franchise stores - Domestic stores and kiosks	149	2	(13)	-	138
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	104	4	(1)	-	107
SWRL - co-branded	11	-	(1)	-	10
Total	269				260

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the year ended February 28, 2025, the Company incurred a net loss of $6.1 million and used cash in operating activities of $6.6 million. Although the Company paid off the outstanding debt with Wells Fargo (the "Wells Fargo Credit Agreement") at maturity through the issuance of a $6.0 million note payable, the Company still has incurred losses and used cash from operating activities. The Company was also in default of its covenants on its note payable, however, has received a waiver as of the date of issuance of these financial statements. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year of the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared in conformity with GAAP. All intercompany balances and transactions have been eliminated in consolidation.

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

In the first quarter of fiscal 2025, the Company commenced its plan to sell a piece of factory machinery. During the third quarter of fiscal 2025, the Company sold the piece of machinery for $0.7 million. In connection with the sale the Company recorded a loss of $46 thousand. The Company did not have any other assets held for sale as of February 28, 2025.

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

Accounts and Notes Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Notes receivable generally reflect the sale of assets. Accounts and notes receivable are stated at the net amount expected to be collected, using an estimate of current expected credit losses to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts and notes receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables and historical collection trends. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of February 28, 2025, the Company had $3.4 million of accounts receivable outstanding, inclusive of an allowance for credit losses of $0.3 million. As of February 29, 2024, the Company had $2.2 million of accounts receivable outstanding, inclusive of an allowance for credit losses of 0.3 million.

On February 28, 2025, the Company had total notes receivable of $0.1 million and an allowance for credit losses of $28 thousand associated with these notes, compared to $1.2 million of notes receivable outstanding and an allowance for credit losses of $30 thousand on February 29, 2024. The notes require monthly payments and bear interest rates at 7.0%. The notes mature through December 2027 and all of the notes receivable are secured by the assets of the location. The Company may experience the failure of its wholesale customers, including its franchisees, to whom it extends credit to pay amounts owed to the Company on time, or at all.

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

Income Taxes

The Company provides for income taxes pursuant to the asset and liability method. The asset and liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not. The Company has recorded a deferred tax asset related to historical U-Swirl losses and has determined that these losses are restricted due to a limitation on the deductibility of future losses in accordance with Section 382 of the Internal Revenue Code as a result of the foreclosure transaction. The Company's temporary differences are listed in Note 12.

Gift Card Breakage

The Company and its franchisees sell gift cards that are redeemable for product in stores. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their stores. A liability for unredeemed gift cards is included in current liabilities in our balance sheets.

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $0.6 million and $0.6 million at February 28, 2025 and February 29, 2024, respectively. The Company recognized no breakage during FY 2025. The Company recognized breakage of $40 thousand during FY 2024.

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

There have been no impairment charges to goodwill during FY 2025 or FY 2024.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Franchise and Royalty Fees

The Company recognizes franchise fees over the term of the associated franchise agreement, which is generally a period of 10 years. In addition to the initial franchise fee, the Company currently recognizes a marketing and promotion fee of one percent (1%) of franchised stores’ gross retail sales and a royalty fee based on gross retail sales. The Company has the discretion to set its marketing and promotion fees from 0% to 3% with proper notice to franchisees. Franchisees pay a monthly royalty to the Company based on specific criteria established in the applicable franchise agreement.

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

Stock-Based Compensation

Under the Company's previous 2007 Equity Incentive Plan (as amended and restated, the "2007 Plan"), the Company could authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan ("2024 Plan") with a total of 1,031,940 shares. Stock-based compensation expense related to stock awards is measured based on the fair value of the awards granted and recognized as an expense over the requisite service period.

The fair value of each RSU award is based on the fair value of the underlying common stock as of the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally vested at the grant date or over a period of two to three years.

The Company accounts for forfeitures as they occur.

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

On August 3, 2023, the Board of Directors of the Company authorized and approved the issuance of a limited waiver (the “Limited Waiver”) of the Lock-Up Restriction with regard to a sale by ABV-Radoff of up to 200,000 shares of Common Stock to Global Value Investment Corp. (“GVIC”) to be consummated by August 7, 2023. Jeffrey Geygan, the Company’s Chairman of the Board and current Interim CEO of the Company, was the previous chief executive officer and principal of GVIC at the time of the transaction. Other than as waived by the Limited Waiver, the Settlement Agreement remains in full force and effect and the rights and obligations under the Settlement Agreement of each of the parties remain unchanged.

On November 26, 2024, the Company entered into a letter agreement with GVIC. The negotiation of the Agreement was overseen by an ad hoc committee of disinterested directors of the Company. Jeffrey R. Geygan was not a member of that committee. The Agreement provides that GVIC will have the right to designate one individual to the Board of Directors. In addition, the Company will cooperate in good faith with GVIC to mutually agree upon one additional individual to serve as an independent director on the Board. For the period from the effective date of the Agreement continuing through the day that is 15 days prior to the deadline for submission of stockholder proposals for the Company’s 2027 annual meeting of stockholders, the Board will have no more than seven members. Also, if at any time GVIC no longer beneficially owns shares of the Company’s common stock representing in the aggregate more than 10 percent of the Company’s common stock then-outstanding, then its designated Board member will promptly offer to resign from the Board. The Company reimbursed GVIC for $0.1 million of legal fees associated with executing the agreement.

Earnings Per Share

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock units.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the year ended February 28, 2025, 235,664 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended February 29, 2024, 960,677 shares of common stock that were issuable upon exercise of warrants, 160,958 shares of common stock that were issuable upon the vesting of restricted stock units, and 17,698 shares of common stock that were issuable upon the exercise of options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expenses amounted to $0.7 million and $0.7 million for the years ended February 28, 2025 and February 29, 2024, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade and notes receivables, accounts payables, line of credit, and its note payable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments. The note payable approximates fair value due to the interest rates being consistent with market rates. All of the Company’s financial instruments are classified as level 1 and level 2 assets within the fair value hierarchy. The Company does not have any financial instruments classified as level 3 assets.

Recently Adopted Accounting Pronouncements

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Except for the recent accounting pronouncements described below, other recent accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The updates in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for its annual report for the fiscal period ending February 28, 2025 and the previously reported segment disclosures have been recast to reflect the new presentation under ASU 2023-07 guidance.

New Accounting Pronouncements Not Yet Adopted

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

Subsequent Events

The Company was not in compliance with the liabilities to tangible net worth of 2.0:1.0 covenant as of the end of the Company's first fiscal quarter, for which a waiver was received.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

For the two years ended February 28 or 29:

($'s in thousands)
Cash paid (received) for:	2025	2024
Interest	$454	$25
Income taxes	88	(299)
Supplemental disclosure of non-cash operating activities:
Inventory accrued but not yet paid	$297	$-
Supplemental disclosure of non-cash investing activities:
Sale of assets in exchange for note receivable	-	1,000

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

The following table summarizes contract liabilities as of February 28, 2025 and February 29, 2024:

	Twelve Months Ended
	February 28 or 29:
($'s in thousands)	2025	2024
Contract liabilities at the beginning of the year:	$829	$943
Revenue recognized	(188)	(168)
Contract fees received	102	54
Contract liabilities at the end of the year:	$743	$829

At February 28, 2025, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

2026	$139
2027	126
2028	102
2029	81
2030	71
Thereafter	224
Total	$743

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company recognized no breakage revenue during FY 2025 and breakage revenue of $40 thousand during FY 2024.

Durango Product Sales of Confectionery Items, Retail Sales and Royalty and Marketing Fees

Durango Products Sales are those sold from the Company's factory in Durango Colorado. Retail sales include products sold in the retail store locations. Confectionery items sold to the Company’s franchisees, others and its Company-owned stores’ sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales are recognized at the time the sales occur.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISAGGREGATION OF REVENUE

The following tables present disaggregated revenue by the method of recognition and segment:

For the Year Ended February 28, 2025

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$188	-	$-	$188

Revenues recognized at a point in time:

($'s in thousands)
Durango Product sales	$-	$22,549	$-	$22,549
Retail sales	-	-	1,466	1,466
Royalty and marketing fees	5,376	-	-	5,376
Total revenues recognized over time and point in time	$5,564	$22,549	$1,466	$29,579

For the Year Ended February 29, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$168	$-	$-	$168

Revenues recognized at a point in time:

($'s in thousands)
Durango Product sales	$-	$20,703	$-	$20,703
Retail sales	-	-	1,319	1,319
Royalty and marketing fees	5,761	-	-	5,761
Total revenues recognized over time and point in time	$5,929	$20,703	$1,319	$27,951

NOTE 5 – INVENTORIES

Inventories consist of the following at February 28 or 29:

($'s in thousands)	2025	2024
Ingredients and supplies	$2,864	$2,038
Finished candy	2,277	2,509
Reserve for slow moving inventory	(511)	(189)
Total inventories	$4,630	$4,358

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28 or 29:

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($'s in thousands)	2025	2024
Land	$124	$514
Building	5,415	5,109
Machinery and equipment	14,904	12,509
Furniture and fixtures	519	590
Leasehold improvements	136	139
Transportation equipment	326	326
	21,424	19,187

Less accumulated depreciation	(12,015)	(11,429)
Property and equipment, net	$9,409	$7,758

Depreciation expense related to property and equipment totaled $0.9 million and $0.9 million during the fiscal years ended February 28, 2025 and February 29, 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at February 28 or 29:

				2025		2024
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(295)	$395	$(277)
Trademark/Non-competition agreements	5	-	20	259	(149)	259	(139)
Total				654	(444)	654	(416)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,230	$(444)	$1,230	$(416)

There was no change to goodwill during the fiscal years ended February 28, 2025 and February 29, 2024.

Amortization expense related to intangible assets totaled $27 thousand and $28 thousand during the fiscal years ended February 28, 2025 and February 29, 2024, respectively.

At February 28, 2025, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

2026	$27
2027	27
2028	27
2029	27
2030	27
Thereafter	75
Total	$210

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – NOTE PAYABLE

On September 30, 2024, the Company entered into a new credit agreement (the “Credit Agreement”) with a new lender, RMC Credit Facility, LLC ("RMC"). RMC is a related party of the Company as a member of the Company's board of directors was involved and an investor with the Credit Agreement. Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidence by a promissory note (the “Note”). The Note matures on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

In connection with the Credit Agreement, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado.

The proceeds of the Credit Agreement were used as follows: (i) $3.5 million was used to repay the Wells Fargo Credit Agreement and (ii) the remaining balance was used for continued capital investment and working capital needs. The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. The Company incurred $0.1 million of loan origination fees, included as a debt discount and reduction of the notes payable on the balance sheet.

As of February 28, 2025, the Company had $6.0 million outstanding on the Credit Agreement. Interest on the outstanding amount was paid through February 28, 2025. The Company was not in compliance with the requirement under the Credit Agreement to limit annual capital expenditures to $3.5 million as of February 28, 2025, nor was the Company in compliance with the liabilities to tangible net worth of 2.0:1.0 as of February 28, 2025. The Company has received a waiver from the Lender as of the date of issuance of these financial statements and is in compliance with all other aspects of the Credit Agreement. In connection with the Credit Agreement, the Company repaid the outstanding balance of the previous Wells Fargo Credit Agreement of $3.5 million on its maturity date on September 30, 2024.

NOTE 9 – COMMON STOCK

Securities Purchase Agreement

On August 5, 2024, the Company entered into securities purchase agreements with Steven L. Craig, an existing director of the Company and American Heritage Railways, Inc. a company affiliated with Allen C. Harper who joined the board of directors in December 2024 (the "Investors"), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 1,250,000 of shares of the Company's common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the shares were subsequently registered for resale on a form S-1 that was declared effective by the SEC on October 9, 2024.

Stock Compensation Plans

Under the Company's previous 2007 Equity Incentive Plan, the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and available shares and 131,089 shares granted and outstanding from the 2007 Plan, to form the 2024 Plan with a total of 1,031,940 shares. As of February 28, 2025, 656,465 shares were available for issuance.

The following table summarizes non-vested restricted stock unit activity for common stock during the years ended February 28 or 29, 2025 and 2024:

	Twelve Months Ended
	February 28 or 29:
	2025	2024
Outstanding non-vested restricted stock units at beginning of year:	160,958	154,131
Granted	502,880	157,145
Vested	(166,147)	(48,890)
Cancelled/forfeited	(262,027)	(101,428)
Outstanding non-vested restricted stock units as of February 28 or 29:	235,664	160,958

Weighted average grant date fair value	$2.52	$5.59
Weighted average remaining vesting period (in years)	1.27	1.94

Total unrecognized stock-based compensation expense for non-vested restricted stock units was approximately $0.4 million, and is expected to be recognized over the next 1.3 years.

The following table summarized stock option activity during the years ended February 28 or 29, 2025 and 2024:

	Twelve Months Ended
	February 28 or 29:
	2025	2024
Outstanding stock options at beginning of year:	17,698	36,144
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(17,698)	(18,446)
Outstanding stock options as of February 28 or 29:	-	17,698

Weighted average exercise price	$-	$6.49
Weighted average remaining contractual term (in years)	-	8.26

During the year ended February 28, 2025, the Company issued a total of 502,880 restricted stock units, inclusive of the 2024 Plan and non-plan awards, which are subject to vesting over time. These issuances were made to certain of the Company's executives. These restricted stock units were issued with an aggregate grant date fair value of $1.4 million or $2.88 per share.

During the year ended February 29, 2024, the Company issued a total of 157,145 restricted stock units, inclusive of the 2007 Plan and non-plan awards, of which 95,151 restricted stock units are subject to vesting based on the achievement of Company performance goals and 61,994 restricted stock units that vest over time. These issuances were made to certain of the Company's executives. These restricted stock units were issued with an aggregate grant date fair value of $0.9 million or $5.59 per share. The performance-based restricted stock units will vest following the end of the Company’s fiscal year ending February 2026 with respect to the target number of performance-based restricted stock units if the Company achieves metrics related to return on equity, Specialty Market gross margin, average unit volume, and social media engagement lifetime value during the performance period, subject to continued service through the end of the performance period. The performance-based restricted stock units may vest from 75%

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to 110% of target units based upon actual performance. The time-based restricted stock units vest 33% annually on the anniversary date of the award until August 11, 2026.

The Company recognized $0.3 million and $0.4 million of stock-based compensation expense during the years ended February 28, 2025 and February 29, 2024, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Except as noted above, restricted stock units generally vest at the grant date or over a period of two to three years. During the years ended February 28 and 29, 2025 and 2024, restricted stock units which vested and common stock shares issued was 166,147 and 48,890, respectively.

Warrants

In connection with a terminated supplier agreement with a former customer of the Company, the Company issued a warrant (the “Warrant”) to purchase up to 960,677 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $8.76 per share in 2019. The Warrant Shares were to vest in annual tranches in varying amounts following each contract year under the terminated supplier agreement, and was subject to, and only upon, achievement of certain revenue thresholds on an annual or cumulative five-year basis in connection with its performance under the terminated supplier agreement. The Warrant was to expire six months after the final and conclusive determination of revenue thresholds for the fifth contract year and the cumulative revenue determination in accordance with the terms of the Warrant.

On November 1, 2022, the Company sent a formal notice to the former customer terminating the agreement. As of February 28, 2025, no Warrant Shares had vested and the Company has no remaining material obligations under the Warrant. The warrant expired during the year ended February 28, 2025.

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

The Company acts as primary lessee of two franchised store premises, which the Company then subleases to franchisees, but the majority of existing franchised locations are leased by the franchisee directly.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the years ended February 28 or 29, 2025 and 2024, lease expense recognized in the consolidated statements of operations was $0.5 million and $0.6 million, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.9% and 3.9% as of February 28, 2025 and February 29, 2024, respectively. The total estimated future minimum lease payments is $1.4 million as of February 28, 2025.

As of February 28, 2025, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

FYE 26	$498
FYE 27	287
FYE 28	137
FYE 29	105
FYE 30	51
Thereafter	305
Total	$1,383

Less: Imputed interest	(125)
Present value of lease liabilities:	$1,258

The weighted average lease term at February 28 or 29, 2025 and 2024 was 5.8 years.

The following is a schedule of cash paid for lease liabilities for the two years ended February 28 or 29:

($'s in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	514	544

The Company did not enter into any new leases during the year ended February 28, 2025. During the year ended February 29, 2024, the Company entered into new leases representing a future lease liability of $0.1 million.

The Company did not have any leases categorized as finance leases as of February 28, 2025 or February 29, 2024.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to twelve months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2025, the Company was contracted for approximately $2.3

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. As of February 28, 2025, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl (see Note 15). The Company does not expect this to have a material impact on the business or financial condition. The Company is not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

NOTE 12 – INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

($'s in thousands)	2025	2024
Current
Federal	$—	$—
State	—	—
Total Current	—	—

Deferred
Federal	—	—
State	—	—
Total Deferred	—	—
Total	$—	$—

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2025	2024
Statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.0%	0.0%
Work opportunity tax credits	0.0%	0.0%
Equity compensation tax expense	0.0%	0.0%
Compensation and benefits permanent differences	(0.1)%	(0.2)%
Other	(0.1)%	1.6%
Valuation allowance	(20.8)%	(22.4)%
Effective tax rate	0.0%	(0.0)%

During FY 2025 and FY 2024, the Company's effective tax rate was zero. This was primarily the result of losses reported in the year, no income taxes due, and full valuation allowance against deferred tax assets.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income taxes as of February 28 or 29 are as follows:

($'s in thousands)	2025	2024
Deferred Tax Assets
Allowance for doubtful accounts and notes	$83	$170
Inventories	127	31
Accrued compensation	105	438
Loss provisions and deferred income	347	304
Self-insurance accrual	—	28
Interest & other	30	15
Restructuring charges	100	99
Right of use liabilities	313	480
Accumulated net losses	5,223	3,577
Valuation allowance	(4,208)	(3,106)
Net deferred tax assets	$2,120	$2,036

Deferred Tax Liabilities
Depreciation and amortization	(1,727)	(1,450)
Right of use assets	(309)	(480)
Prepaid expenses	(84)	(106)
Deferred Tax Liabilities	(2,120)	(2,036)

Net deferred tax assets	$-	$-

The following table summarizes deferred income tax valuation allowances as of February 28 or 29:

($'s in thousands)	2025	2024
Valuation allowance at beginning of period	$3,106	$1,721
Tax expense realized by valuation allowance	1,102	1,385
Valuation allowance at end of period	$4,208	$3,106

The Company files income tax returns in the U.S. federal and various state taxing jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations in its major tax jurisdictions for periods before FY 2020.

Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income, in the appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are changed. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. The Company evaluates, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable based upon recent past financial performance, tax reporting positions, and expectations of future taxable income. The determination of deferred tax assets is subject to estimates and assumptions. The Company periodically evaluates our deferred tax assets to determine if our assumptions and estimates should change. As of February 28, 2025 and February 29, 2024, the Company had a full valuation allowance against its deferred tax assets.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28 or 29, 2025 or 2024. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for the years ended February 28 or 29, 2025 and 2024.

The Company’s subsidiary, SWRL, along with its previous subsidiary U-Swirl, had a history of net operating losses prior to the company’s acquisition of them and thus the Company has a related net operating loss carry forward. In accordance with Section 382 of the Internal Revenue Code, deductibility of SWRL’s and U-Swirl’s Federal net operating loss carryovers may be subject to annual limitation in the event of a change in control. The Company has performed a preliminary evaluation as to whether a change in control has taken place, and has concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its controlling ownership interest. The initial limitations will continue to limit deductibility of SWRL’s and U-Swirl’s net operating loss carryovers, but the annual loss limitation will be deductible to RMCF and U-Swirl upon the filing of joint tax returns in FY 2017 and future years.

The Company estimates the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1.8 million with a resulting deferred tax asset of approximately $0.4 million. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in 2026.

Income tax provision allocated to continuing operations and discontinued operations for the years ended February 28 or 29, 2025 and 2024 was as follows:

($'s in thousands)	2025	2024
Continuing operations	$—	$—
Discontinued operations	$—	—
Total tax provision	$—	$—

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vests ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2025 and 2024, the Company’s contribution to the plan was approximately $0.1 million and $0.1 million, respectively.

NOTE 14 – OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores, and Unallocated, which is the basis upon which the Company’s Chief Operating Decision Maker (CODM), the interim chief executive officer, evaluates the Company’s performance. The CODM uses the segment information in the annual planning process and considers actual versus plan variances in evaluating the performance of the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on the segment operating profit or loss, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FY 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,564	$23,572	$1,466	$-	$30,602
Intersegment revenues	-	(1,023)	-	-	(1,023)
Revenue from external customers	5,564	22,549	1,466	-	29,579

Costs and Expenses
Cost of Sales	-	23,463	453	-	23,916
Labor costs	2,483	-	433	2,250	5,166
Operating expenses	1,338	-	283	545	2,166
Professional fees	403	-	-	2,335	2,738
Other general & administrative expenses	185	-	-	1,175	1,360
	4,409	23,463	1,169	6,305	35,346
Depreciation and amortization, exclusive of depreciation and amortization expense of $775 included in cost of sales (manufacturing segment)	50	-	13	112	175
Total costs and expenses	4,459	23,463	1,182	6,417	35,521

Segment profit (loss)	1,105	(914)	284	(6,417)	(5,942)

Other income (expense)
Interest expense	-	-	-	(454)	(454)
Interest income	-	-	-	27	27
Gain (loss) on sale of assets	-	-	-	247	247
Other income (expense), net	-	-	-	(180)	(180)

Loss before income taxes	1,105	(914)	284	(6,597)	(6,122)

Income tax provision	-	-	-	-	-

Earnings (loss) from continuing operations	1,105	(914)	284	(6,597)	(6,122)

Earnings (loss) from discontinued operations, net of tax	-	-	-	-	-

Consolidated net loss	1,105	(914)	284	(6,597)	(6,122)

Other Segment Disclosures
Total assets	2,213	14,867	803	3,292	21,175
Capital expenditures	16	2,543	7	1,196	3,762

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FY 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,928	$21,833	$1,319	$-	$29,080
Intersegment revenues	-	(1,129)	-	-	(1,129)
Revenue from external customers	5,928	20,704	1,319	-	27,951

Costs and Expenses
Cost of Sales	-	20,200	456	-	20,656
Labor costs	1,947	-	337	3,373	5,657
Operating expenses	1,732	-	335	599	2,666
Professional fees	714	-	-	1,675	2,389
Other general & administrative expenses	321	-	-	1,026	1,347
	4,714	20,200	1,128	6,673	32,715
Depreciation and amortization, exclusive of depreciation and amortization expense of $750 included in cost of sales (manufacturing segment)	32	6	8	92	138
Total costs and expenses	4,746	20,206	1,136	6,765	32,853

Segment profit (loss)	1,182	498	183	(6,765)	(4,902)

Other income (expense)
Interest expense	-	-	-	(53)	(53)
Interest income	-	-	-	79	79
Gain (loss) on sale of assets	-	-	-	-	-
Other income (expense), net	-	-	-	26	26

Loss before income taxes	1,182	498	183	(6,739)	(4,876)

Income tax provision	-	-	-	-	-

Earnings (loss) from continuing operations	1,182	498	183	(6,739)	(4,876)

Earnings from discontinued operations, net of tax	-	-	-	704	704

Consolidated net loss	1,182	498	183	(6,035)	(4,172)

Other Segment Disclosures
Total assets	1,255	11,989	510	6,823	20,577
Capital expenditures	135	2,297	42	543	3,017

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

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended February 28 or 29, 2025 and 2024, respectively (amounts in thousands):

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
($'s in thousands)	2025	2024
Total Revenue	$—	$212
Cost of sales	—	—
Operating Expenses	—	143
Gain on disposal of assets	—	(635)
Other expense, net	—	—
Earnings from discontinued operations before income taxes	—	704
Income tax provision	—	—
Earnings (loss) from discontinued operations, net of tax	$—	$704

There were no assets or liabilities held for sale for U-Swirl as of February 28 or 29, 2025 and 2024, respectively:

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2025.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP. Management, with the participation of our Interim Chief Executive Officer, has evaluated the effectiveness, as of February 28, 2025, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2025.

Under the applicable SEC rules, we are not required to include an attestation report of our independent registered public accounting firm, CohnReznick LLP, on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended February 28, 2025, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended February 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2025.

The Company has adopted a comprehensive insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers, employees, and other designated individuals, which is designed to promote compliance with all applicable insider trading laws, rules, and regulations. A copy of this policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2025.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plan, as of February 28, 2025, which consists solely of the Company’s 2024 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
Equity compensation plans approved by the Company’s stockholders	235,664	$-	656,465
Equity compensation plans not approved by the Company’s stockholders	-0-	-0-	-0-
Total	235,664	$-	656,465

(1)
Awards outstanding under the 2024 Equity Incentive Plan as of February 28, 2025 consist of 235,664 unvested restricted stock units and no outstanding stock options.
(2)
Represents shares remaining available under the Company’s 2024 Equity Incentive Plan. Shares available for future issuances under the 2024 Equity Incentive Plan may be issued in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and performance units, and other stock and cash based awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2025.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements

2.
Financial Statement Schedule

Schedule II

Valuation and Qualifying Accounts (amounts in thousands):

	Balance at Beginning of Period	Additions Charged to Costs & Exp.	Deductions	Balance at End of Period
Year Ended February 28, 2025
Valuation Allowance for Accounts and Notes Receivable	$362	53	80	$335

Year Ended February 29, 2024
Valuation Allowance for Accounts and Notes Receivable	$764	113	515	$362

All other schedules have been omitted because they are not required, not inapplicable, or the required information is included in the consolidated financial statements or notes thereto.

3.
Exhibits

The exhibits listed on the Exhibit Index are incorporated by reference or filed as part of this Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith

2.1*

Asset Purchase Agreement, dated May 1, 2023, by and among U-Swirl International, Inc., a Nevada corporation, U Swirl, LLC, a Delaware limited liability company, and Rocky Mountain Chocolate Factory, Inc., a Delaware corporation

Exhibit 2.1 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K12G3 filed on March 2, 2015 (File No. 333-200063)

3.2	Third Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 12, 2023 (File No. 001-36865)

4.1**	Description of Securities	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (File No. 000-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Rocky Mountain Chocolate Factory, Inc. 2024 Omnibus Incentive Compensation Plan	Filed herewith.

10.5**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.7*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

10.8	Credit Agreement, dated October 13, 2021, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 6, 2022 (File No. 001-36865)

10.9	First Amendment to Credit Agreement, dated September 26, 2022, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2022 (File No. 001-36865)

10.10	Second Amendment to Credit Agreement, dated September 20, 2023 by and between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2023 (File No. 001-36865)

10.11	Revolving Line of Credit Note, dated September 28, 2023, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 3, 2023 (File No. 001-36865)

10.12†	Settlement and Release Agreement, dated December 14, 2022, between Bradley L. Radoff, Andrew T. Berger, AB Value Management LLC, Mary Bradley and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2022 (File No. 001-36865)

10.13**	Offer Letter, dated May 3, 2022, between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2022 (File No. 001-36865)

10.14**	Retirement Agreement and General Release, dated May 3, 2023, between Rocky Mountain Chocolate Factory, Inc., a Delaware Corporation, and Gregory L. Pope	Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2023 (File No. 001-36865)

10.15**	Offer Letter, dated July 15, 2022, between Rocky Mountain Chocolate Factory, Inc. and Allen Arroyo	Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2022 (File No. 001-36865)

10.16	Secured Promissory Note, dated May 1, 2023, by and between U Swirl, LLC, a Delaware limited liability company, and U-Swirl International, Inc., a Nevada corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

10.17

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

Exhibit 10.3 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

10.19	Covenant Breach Waiver, dated January 22, 2024, issued by Wells Fargo Bank, N.A.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2024 (File No. 001-36865)

10.20	Covenant Breach Waiver, dated May 15, 2025, issued by RMC Credit Facility, LLC	Filed herewith.

10.21	Offer Letter, dated March 25, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Starlette B. Johnson	Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2024 (File No. 001-36865

10.22	Separation Agreement, dated January 27, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Robert J. Sarlls	Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (File No. 000-36865)

10.23	Offer Letter, dated May 29, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Jeffrey R. Geygan	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2024 (File No. 001-36865)

10.24**	Offer Letter, executed July 18, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Carrie E. Cass	Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2024 (File No. 001-36865)

10.25*	Promissory Note and Security Assignment and Assumption Agreement, dated as of July 26, 2024, by and between the Company and Isaac Lee Collins, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024 (File No. 001-36865)

10.26	Securities Purchase Agreement, dated as of August 5, 2024, by and among Rocky Mountain Chocolate Factory, Inc. and certain purchasers thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024 (File No. 001-36865)

10.27	Registration Rights Agreement dated as of August 5, 2024, by and among Rocky Mountain Chocolate Factory, Inc. and certain purchasers thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2024 (File No. 001-36865)

10.28	Credit Agreement, dated September 30, 2024, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMC Credit Facility, LLC, a Colorado limited liability company	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.

10.29	Promissory Note, dated September 30, 2024, made by Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, to RMC Credit Facility, LLC, a Colorado limited liability company	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.

10.30

Deed of Trust, dated September 30, 2024, by and among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, RMC Credit Facility, LLC, a Colorado limited liability company, and the Public Trustee of La Plata County, Colorado

Exhibit 10.3 to the Current Report on Form 8-K filed on October 4, 2024.

10.31	Agreement dated as of November 26, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Global Value Investment Corporation and its affiliates	Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2024.

19.1	Rocky Mountain Chocolate Factory, Inc. Insider Trading Policy	Filed herewith.

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (File No. 000-36865)

23.1	Consent of CohnReznick LLP Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

97.1	Rocky Mountain Chocolate Factory, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (File No. 000-36865)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: June 20, 2025	/s/ Carrie E. Cass
CARRIE E. CASS
Principal Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey R. Geygan and Carrie E. Cass and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 20, 2025	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: June 20, 2025	/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: June 20, 2025	/s/ Melvin Keating
MELVIN KEATING Chair of Board

Date: June 20, 2025	/s/ Steven L. Craig
STEVEN L. CRAIG Director

Date: June 20, 2025	/s/ Allen C. Harper
ALLEN C. HARPER Director

Date: June 20, 2025	/s/ Brian Quinn
BRIAN QUINN Director