Form 10-Q
period 2025-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2025-07-15
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

On July 11, 2025, the registrant had 7,793,924 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements regarding future financial and operating results, our business strategy and plan, our strategic priorities, our store pipeline and our transformation, are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the Securities and Exchange Commission (“SEC”) on June 20, 2025, as updated by this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended May 31,
	2025	2024
Revenues
Sales	$4,718	$5,279
Franchise and royalty fees	1,655	1,128
Total Revenue	6,373	6,407

Costs and Expenses
Cost of sales	4,392	5,586
Franchise costs	595	541
Sales and marketing	206	430
General and administrative	1,001	1,239
Retail operating	206	199
Depreciation and amortization, exclusive of depreciation and amortization expense of $228 and $196, respectively, included in cost of sales	118	42
Total costs and expenses	6,518	8,037

Loss from Operations	(145)	(1,630)

Other Income (Expense)
Interest expense	(188)	(35)
Interest income	9	7
Other income (expense), net	(179)	(28)

Loss Before Income Taxes	(324)	(1,658)

Income Tax Provision (Benefit)	-	-

Net Loss	(324)	(1,658)

Basic Loss per Common Share	$(0.04)	$(0.26)
Diluted Loss per Common Share	$(0.04)	$(0.26)

Weighted Average Common Shares Outstanding - Basic	7,742,317	6,322,329
Dilutive Effect of Employee Stock Awards	-	-
Weighted Average Common Shares Outstanding - Diluted	7,742,317	6,322,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	May 31, 2025 (unaudited)	February 28, 2025
Assets
Current Assets
Cash and cash equivalents	$893	$720
Accounts receivable, less allowance for credit losses of $301 and $307, respectively	2,327	3,405
Notes receivable, current portion, less current portion of the allowance for credit losses of $28 and $28, respectively	76	11
Refundable income taxes	64	64
Inventories	4,633	4,630
Other	389	393
Total current assets	8,382	9,223
Property and Equipment, Net	9,238	9,409
Other Assets
Notes receivable	106	69
Goodwill	576	576
Intangible assets, net	203	210
Lease right of use asset	1,125	1,241
Other	466	447
Total other assets	2,476	2,543
Total Assets	$20,096	$21,175
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,172	$4,816
Accrued salaries and wages	575	697
Gift card liabilities	648	649
Other accrued expenses	150	80
Contract liabilities	137	139
Lease liability	480	488
Total current liabilities	6,162	6,869
Note payable	5,961	5,957
Lease Liability, Less Current Portion	660	770
Contract Liabilities, Less Current Portion	581	604
Total Liabilities	13,364	14,200
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 46,000,000 shares authorized, 7,764,484 shares and 7,722,174 shares issued and outstanding, respectively	8	8
Additional paid-in capital	12,436	12,355
Accumulated deficit	(5,712)	(5,388)
Total stockholders' equity	6,732	6,975
Total Liabilities and Stockholders' Equity	$20,096	$21,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(324)	$(1,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	346	238
Amortization of debt issuance costs	4	—
Provision for obsolete inventory	—	13
Loss on sale or disposal of property and equipment	—	55
Expense recorded for stock compensation	81	40
Changes in operating assets and liabilities:
Accounts receivable	966	(255)
Refundable income taxes	—	(6)
Inventories	216	372
Other current assets	4	161
Accounts payable	(863)	(463)
Accrued liabilities	(55)	(637)
Contract liabilities	(25)	(17)
Net cash provided by (used in) operating activities	350	(2,157)

Cash Flows from Investing Activities
Increase in other assets	(19)	—
Proceeds from notes receivable	10	21
Proceeds from the sale of assets	—	358
Purchases of property and equipment	(168)	(417)
Net cash used in investing activities	(177)	(38)

Cash Flows from Financing Activities
Proceeds from line of credit	-	750
Net cash provided by financing activities	-	750

Net Increase (Decrease) in Cash and Cash Equivalents	173	(1,445)

Cash and Cash Equivalents, Beginning of Period	720	2,082

Cash and Cash Equivalents, End of Period	$893	$637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended May 31, 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of February 28, 2025	—	$-	7,722,174	$8	$12,355	$(5,388)	$6,975
Equity compensation, restricted stock units, net of shares withheld	—	—	42,310	—	81	—	81
Net loss	—	—	—	—	—	(324)	(324)
Balances as of May 31, 2025	—	$-	7,764,484	$8	$12,436	$(5,712)	$6,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended May 31, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings /	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 29, 2024	—	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	—	—	20,112	—	40	—	40
Net loss	—	—	—	—	—	(1,658)	(1,658)
Balances as of May 31, 2024	—	$-	6,326,139	$6	$9,936	$(924)	$9,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying condensed consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation) and U-Swirl, Inc. (SWRL), and its previous wholly-owned subsidiaries, Aspen Leaf Yogurt, LLC (dissolved in November 2023) and U-Swirl International, Inc. (dissolved in October 2023) (“U-Swirl”), (collectively, the “Company”, “we”, “RMCF”).

The Company is an international franchisor, confectionery producer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and produces an extensive line of premium chocolate candies and other confectionery products. The Company's revenues and profitability are derived principally from its franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples.

The Company’s revenues are currently derived from four principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; sales at Company-owned stores of chocolates and other confectionery products including gourmet caramel apples; and marketing fees.

The Company does not have a material amount of financial assets or liabilities that are required under United States Generally Accepted Accounting Principles (“GAAP”) to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts and notes receivable and accounts payable approximate their carrying amounts due to their short duration. The note payable approximates fair value due to the interest rates being consistent with market rates.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at May 31, 2025:

	Stores Open at February 28, 2025	Opened	Closed	Sold	Stores Open at May 31, 2025
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	-	2
Franchise stores - Domestic stores and kiosks	138	1	(3)	-	136
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	107	-	(3)	-	104
SWRL - co-branded	10	-	-	-	10
Total	260				255

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the three months ended May 31, 2025, the Company incurred a net loss of $0.3 million; however, $0.4 million of cash was provided by operating activities. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2025. The Company has received a waiver from the Lender as of the date of the quarterly report and is in compliance with all other aspects of the Credit Agreement. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity resources. During the next twelve months, the Company intends to further reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale to its franchise system and focus customers. In addition, the Company intends to benefit from its historically busy season of holiday product sales while also increasing sales through its e-commerce distribution channel on a year-round basis. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2026. All intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on June 20, 2025. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the estimate of the reserve for uncollectible accounts, and reserve for inventory obsolescence. The Company bases its estimates on historical experience and also on assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

New Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU are effective for annual periods beginning after December 15, 2024. The Company adopted this pronouncement effective March 1, 2025 and the impact of the new standard did not have a material impact on its consolidated financial statements.

Subsequent Events

Management evaluated all activity of the Company through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Three Months Ended May 31,
Cash paid (received) for:	2025	2024
Interest	$188	$35
Income taxes	-	6
Supplemental disclosure of non-cash activities:
Accounts receivable exchanged for notes receivable	$112	$-
Inventory accrued but not yet paid	$219	$-

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

The following table summarizes contract liabilities as of May 31, 2025 and May 31, 2024:

	Three Months Ended May 31,
($'s in thousands)	2025	2024
Contract liabilities at the beginning of the period:	$743	$829
Revenue recognized	(36)	(70)
Contract fees received	11	53
Contract liabilities at the end of the period:	$718	$812

At May 31, 2025, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

FYE 2026	$105
FYE 2027	127
FYE 2028	103
FYE 2029	82
FYE 2030	72
Thereafter	229
Total	$718

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the three months ended May 31, 2025 and 2024.

Durango Product Sales of Confectionery Items, Retail Sales and Royalty and Marketing Fees

Durango Product Sales are those sold from the Company's factory in Durango, Colorado. Retail sales include products sold in the retail store locations. Confectionery items sold to the Company’s franchisees, others and its Company-owned stores’ sales are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percent of sales are recognized at the time the sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended May 31, 2025

Revenues recognized over time:

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$36	$-	$-	$36

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$4,399	$-	$4,399
Retail sales	-	-	319	319
Royalty and marketing fees	1,619	-	-	1,619
Total revenues recognized over time and point in time	$1,655	$4,399	$319	$6,373

Three Months Ended May 31, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$70	$-	$-	$70

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$4,957	$-	$4,957
Retail sales	-	-	322	322
Royalty and marketing fees	1,058	-	-	1,058
Total revenues recognized over time and point in time	$1,128	$4,957	$322	$6,407

NOTE 5 - INVENTORIES

Inventories consist of the following at May 31, 2025 and February 28, 2025:

($'s in thousands)	May 31, 2025	February 28, 2025
Ingredients and supplies	$2,791	$2,864
Finished candy	2,015	2,277
Reserve for slow moving inventory	(173)	(511)
Total inventories	$4,633	$4,630

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2025 and February 28, 2025 consisted of the following:

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($'s in thousands)	May 31, 2025	February 28, 2025
Land	$124	$124
Building	5,468	5,415
Machinery and equipment	15,019	14,904
Furniture and fixtures	519	519
Leasehold improvements	136	136
Transportation equipment	326	326
	21,592	21,424

Less accumulated depreciation	(12,354)	(12,015)
Property and equipment, net	$9,238	$9,409

Depreciation expense related to property and equipment totaled $0.3 million and $0.2 million during the three months ended May 31, 2025 and 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at May 31, 2025 and February 28, 2025:

				May 31, 2025		February 28, 2025
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(300)	$395	$(295)
Trademark/Non-competition agreements	5	-	20	259	(151)	259	(149)
Total				654	(451)	654	(444)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,230	$(451)	$1,230	$(444)

Amortization expense related to intangible assets totaled approximately $7 thousand during the three months ended May 31, 2025 and 2024.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At May 31, 2025, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

FYE 2026	$20
FYE 2027	27
FYE 2028	27
FYE 2029	27
FYE 2030	27
Thereafter	75
Total	$203

NOTE 8 – NOTE PAYABLE

On September 30, 2024, the Company entered into a credit agreement (the "Credit Agreement") with the lender, RMC Credit Facility, LLC ("RMC" or the "Lender"). RMC is a related party of the Company since one of the Company's board of directors is involved with RMC and an investor with the Credit Agreement. Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the "Note"). The Note matures on September 30, 2027 (the "Maturity Date"), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts.

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

As of May 31, 2025, the Company had $6.0 million outstanding on the Credit Agreement. Interest on the outstanding amount was paid through May 31, 2025. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2025. The Company has received a waiver from the Lender as of the date of this Quarterly Report and is in compliance with all other aspects of the Credit Agreement.

NOTE 9 – COMMON STOCK

Under the Company’s previous 2007 Equity Incentive Plan, the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan with a total of 1,031,940 shares. As of May 31, 2025, 645,374 shares were available for issuance.

The Company recognized $81 thousand and $40 thousand of stock-based compensation expense during the three months ended May 31, 2025 and 2024, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2025:

Three Months Ended May 31,
2025
Outstanding non-vested restricted stock units at beginning of year:	235,664
Granted	11,091
Vested	(42,310)
Cancelled/forfeited	-
Outstanding non-vested restricted stock units as of May 31:	204,445

Weighted average grant date fair value	$1.49
Weighted average remaining vesting period (in years)	1.19

Total unrecognized stock-based compensation expense for non-vested restricted stock units was approximately $0.4 million, and is expected to be recognized over the next 1.19 years.

During the three months ended May 31, 2025, the Company issued 11,091 restricted stock units to a new member of the Company's board of directors with a grant-date fair value of $17 thousand.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2025, 204,445 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2025 and 2024, lease expense recognized in the consolidated statements of operations was $0.1 million.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 3.9% as of May 31, 2025. The total estimated future minimum lease payments is $1.3 million as of May 31, 2025. As of May 31, 2025, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

FYE 26	$369
FYE 27	287
FYE 28	137
FYE 29	105
FYE 30	51
Thereafter	304
Total	$1,253
Less: Imputed interest	(113)
Present value of lease liabilities:	$1,140

The weighted average lease term at May 31, 2025 was 5.65 years. The Company did not enter into any new leases during the three months ended May 31, 2025 and 2024.

The Company did not have any leases categorized as finance leases as of May 31, 2025 or February 28, 2025.

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

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. As of May 31, 2025, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl, the Company's former subsidiary that has since been dissolved. The Company does not expect this to have a material impact on the business or financial condition. The Company is not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores and Unallocated, which is the basis upon which the Company’s Chief Operating Decision Maker (CODM), the interim chief executive officer, evaluates the Company’s performance. The CODM uses the segment information in the annual planning process and considers actual versus plan variances in evaluating the performance of the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on the segment operating profit or loss, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended May 31, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,655	$4,542	$319	$-	$6,516
Intersegment revenues	-	(143)	-	-	(143)
Revenue from external customers	1,655	4,399	319	-	6,373

Costs and Expenses
Cost of Sales	-	4,307	85	-	4,392
Labor costs	496	-	84	446	1,026
Operating expenses	93	-	122	21	236
Professional fees	94	-	-	296	390
Other general & administrative expenses	118	-	-	238	356
	801	4,307	291	1,001	6,400
Depreciation and amortization, exclusive of depreciation and amortization expense of $228 included in cost of sales (manufacturing segment)	15	-	3	100	118
Total costs and expenses	816	4,307	294	1,101	6,518

Segment profit (loss)	839	92	25	(1,101)	(145)

Other income (expense)
Interest expense	-	-	-	(188)	(188)
Interest income	-	-	-	9	9
Other income (expense), net	-	-	-	(179)	(179)

Loss before income taxes	839	92	25	(1,280)	(324)

Income tax provision	-	-	-	-	-

Consolidated net loss	$839	$92	$25	$(1,280)	$(324)

Other Segment Disclosures
Total assets	1,936	13,947	776	3,437	20,096
Capital expenditures	-	98	-	70	168

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended May 31, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,128	$5,189	$322	$-	$6,639
Intersegment revenues	-	(232)	-	-	(232)
Revenue from external customers	1,128	4,957	322	-	6,407

Costs and Expenses
Cost of Sales	-	5,465	121	-	5,586
Labor costs	558	-	114	457	1,129
Operating expenses	300	-	85	202	587
Professional fees	60	-	-	378	438
Other general & administrative expenses	53	-	-	202	255
	971	5,465	320	1,239	7,995
Depreciation and amortization, exclusive of depreciation and amortization expense of $196 included in cost of sales (manufacturing segment)	13	-	3	26	42
Total costs and expenses	984	5,465	323	1,265	8,037

Segment profit (loss)	144	(508)	(1)	(1,265)	(1,630)

Other income (expense)
Interest expense	-	-	-	(35)	(35)
Interest income	-	-	-	7	7
Other income (expense), net	-	-	-	(28)	(28)

Loss before income taxes	144	(508)	(1)	(1,293)	(1,658)

Income tax provision	-	-	-	-	-

Consolidated net loss	$144	$(508)	$(1)	$(1,293)	$(1,658)

Other Segment Disclosures
Total assets	989	12,947	505	4,579	19,020
Capital expenditures	7	-	-	410	417

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is qualified by reference and should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on 10-K, filed with the SEC on June 20, 2025, for the fiscal year ended February 28, 2025.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains certain forward-looking information. See "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report for certain information concerning forward-looking statements.

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2025, there were 2 Company-owned, 114 licensee-owned and 139 franchised Rocky Mountain Chocolate Factory stores operating in 34 states and the Philippines.

In the fiscal year ended February 28, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with RMC Credit Facility, LLC (“RMC”). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

Current Trends Affecting Our Business and Outlook

As a result of recent macroeconomic inflationary trends and disruptions to the global supply chain, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have experienced labor and logistics challenges, which have contributed to lower factory, retail and e-commerce sales. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain raw materials or packaging, or if we or our franchisees experience delays in stocking our products.

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

The most important factors in continued growth in our earnings are our ability to increase the sales of premium chocolate products produced in our Durango production facility, and the support of our franchisees in increasing the frequency of customer visits and the average value of each customer transaction, along with ongoing e-commerce revenue growth, and new franchise store growth.

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

Results of Continuing Operations

Three Months Ended May 31, 2025 Compared To the Three Months Ended May 31, 2024

Results Summary

Basic loss per share decreased from a loss of $(0.26) per share for the three months ended May 31, 2024 to a loss of $(0.04) per share for the three months ended May 31, 2025. Revenues decreased by 0.5% for the three months ended May 31, 2024 compared to the three months ended May 31, 2025. Operating loss was $1.6 million for the three months ended May 31, 2024 compared to an operating loss of $0.1 million for the three months ended May 31, 2025. Net loss decreased from a loss of $1.7 million for the three months ended May 31, 2024 to a net loss of $0.3 million for the three months ended May 31, 2025.

REVENUES

	Three Months Ended May 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Durango product and retail sales	$4,718	$5,279	$(561)	(10.6)%
Franchise fees	36	70	(34)	(48.6)%
Royalty and marketing fees	1,619	1,058	561	53.0%
Total	$6,373	$6,407	$(34)	(0.5)%

Durango Product and Retail Sales

The decrease in total sales of 10.6%, or $0.6 million, for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 was primarily due to the non-renewal of an unprofitable contract with a specialty market customer.

We continue to rationalize product offerings to improve production efficiencies, while adding new products we believe can generate high sales volumes and gross profit margins at or above our average level for bulk and packaged items. We continue to focus on our marketing efforts to increase total pounds purchased by franchise locations.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees increased $0.6 million during the three months ended May 31, 2025 compared to the three months ended May 31, 2024. Franchisees pay higher royalties on sales revenue generated from products made in the store than on sale revenue generated on products purchased from the Company. Sales of store made product increased in the current period. The decrease in franchise fee revenue of $34 thousand during the three months ended May 31, 2025 compared to the three months ended May 31, 2024 was primarily the result of fewer store openings.

COSTS AND EXPENSES

	Three Months Ended May 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total cost of sales	$4,392	$5,586	$(1,194)	(21.4)%
Franchise costs	595	541	54	10.0%
Sales and marketing	206	430	(224)	(52.1)%
General and administrative	1,001	1,239	(238)	(19.2)%
Retail operating	206	199	7	3.5%
Depreciation and amortization, exclusive of depreciation and amortization expense of $228 and $196, respectively, included in cost of sales	118	42	76	181.0%
Total	$6,518	$8,037	$(1,519)	(18.9)%

Gross Margin	Three Months Ended May 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$326	$(307)	$633	206.2%
Gross margin percentage	6.9%	(5.8)%	13%	218.8%

Adjusted Gross Margin	Three Months Ended May 31,
(a non-GAAP measure)			$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$326	$(307)	$633	206.2%
Plus: depreciation and amortization	228	196	32	16.3%
Total Adjusted Gross Margin (non-GAAP measure)	$554	$(111)	$665	599.1%

Total Adjusted Gross Margin (non-GAAP measure)	11.7%	(2.1)%	14%	658.4%

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

Cost of Sales and Gross Margin

Total gross margin percentage increased to 6.9% for the three months ended May 31, 2025 compared to a gross margin of (5.8)% during the three months ended May 31, 2024, due primarily to the cancellation of certain unprofitable contracts. The Company also adjusted sales prices as of March 1, 2025 to achieve targeted margins.

Franchise Costs

The increase in franchise costs for the three months ended May 31, 2025 compared to the three months ended May 31, 2024 was due primarily to costs incurred to create a support framework for our franchise network. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 36.0% for the three months ended May 31, 2025 from 48.0% for the three months ended May 31, 2024. This decrease as a percentage of royalty, marketing and franchise fees is primarily a result of the increase in royalty fees. As a percentage of total revenue, franchise costs increased to 9.3% during the three months ended May 31, 2025, compared to 8.4% during the three months ended May 31, 2024.

Sales and Marketing

The decrease in sales and marketing costs during the three months ended May 31, 2025 compared to the three months ended May 31, 2024 was due primarily to cost cutting measures as we re-evaluate our marketing strategies. As a percentage of total revenues, sales and marketing expenses decreased to 3.2% during the three months ended May 31, 2025, compared to 6.7% during the three months ended May 31, 2024.

General and Administrative

The decrease in general and administrative costs during the three months ended May 31, 2025 compared to the three months ended May 31, 2024, was due primarily to various cost cutting measures. As a percentage of total revenues, general and administrative expenses decreased to 15.7% during the three months ended May 31, 2025, compared to 19.3% during the three months ended May 31, 2024.

Retail Operating Expenses

Retail operating expenses increased 3.5% during the three months ended May 31, 2025 compared to the three months ended May 31, 2024. This increase is primarily the result of inflation. As a percentage of total revenues, retail operating expenses increased to 3.2% during the three months ended May 31, 2025 compared to 3.1% during the three months ended May 31, 2024.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $118 thousand during the three months ended May 31, 2025, an increase of 181.0% from $42 thousand during the three months ended May 31, 2024. Depreciation and amortization included in cost of sales increased 16.3% during the three months ended May 31, 2025 compared to the three months ended May 31, 2024. This increase was the result of investments in computer software and production equipment.

Other Income (Expense)

Other expense was $179 thousand during the three months ended May 31, 2025, compared to other expense of $28 thousand during the three months ended May 31, 2024. This represents interest income of $9 thousand for the three months ended May 31, 2025 compared to $7 thousand for the three months ended May 31, 2024, and interest expense of $188 thousand for the three months ended May 31, 2025 compared to $35 thousand during for the three months ended May 31, 2024.

Liquidity and Capital Resources

As of May 31, 2025, working capital was $2.2 million compared with $2.4 million as of February 28, 2025. The decrease in working capital was due primarily to the collection of accounts receivable to fund the purchase of property and equipment. Expected future cash requirements include lease liabilities, purchase obligations, and capital expenditures to support the expected future growth of the business. Our Credit Agreement does not require repayment until maturity in September 2027.

Cash and cash equivalent balances increased from $0.7 million as of February 28, 2025 to $0.9 million as of May 31, 2025 primarily as a result of cash provided by operating activities. Our current ratio was 1.36 to 1.0 on May 31, 2025 compared to 1.34 to 1.0 on February 28, 2025. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2025, we had a consolidated net loss of $0.3 million. Operating activities provided cash of $0.4 million, with the principal adjustments to reconcile net income to net cash provided by operating activities being depreciation and amortization of $0.3 million and stock-based compensation of $0.1 million. During the three months ended May 31, 2024, we had a consolidated net loss of $1.7 million. Operating activities used cash of $2.2 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.2 million, loss on disposal of property and equipment of $0.1 million, and stock compensation expense of $40 thousand.

During the three months ended May 31, 2025, investing activities used cash of $177 thousand, primarily due to the purchase of property and equipment of $0.2 million. In comparison, investing activities used cash of $38 thousand during the three months ended May 31, 2024, primarily due to purchases of property and equipment of $0.4 million, offset by proceeds from the sale of assets of $0.4 million and proceeds received on notes receivable of $21 thousand.

There were no cash flows from financing activities during the three months ended May 31, 2025 compared to $0.8 million cash flows from financing activities during the three months ended May 31, 2024. The Company drew down $0.8 million on its revolving line of credit during the three months ended May 31, 2024.

The conditions above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year after the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 28, 2025, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Credit Agreement

On September 30, 2024, we entered into the Credit Agreement with RMC. Pursuant to the Credit Agreement, we received an advance in the principal amount of $6.0 million, which advance is evidenced by the Note. The Note will mature on the Maturity Date, and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by our Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as our accounts receivable and cash accounts. As of May 31, 2025, $6.0 million was outstanding on the Credit Agreement.

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

The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2025. We have received a waiver from the Lender as of the date of issuance of these financial statements and are in compliance with all other aspects of the Credit Agreement.

We will continue to explore additional means of strengthening our liquidity position and ensuring compliance with our debt financing covenants, which may include the obtaining of waivers from our lenders.

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Nature of Operations and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025 describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

Off Balance Sheet Arrangements

As of May 31, 2025, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of May 31, 2025, we had purchase obligations of approximately $2.6 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Company's board of directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part 1, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on June 20, 2025. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended May 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On July 11, 2025, there were approximately 431 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: July 15, 2025	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2025	/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)