Form 10-Q
period 2025-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2025-10-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

On October 10, 2025, the registrant had 7,800,508 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements regarding future financial and operating results, our business strategy and plan, our strategic priorities, our store pipeline and our transformation, are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts, financial covenants in our credit agreements and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the Securities and Exchange Commission (“SEC”) on June 20, 2025, as updated by this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2025	2024	2025	2024
Revenues
Sales	$5,183	$4,918	$9,900	$10,197
Franchise and royalty fees	1,640	1,462	3,296	2,590
Total Revenue	6,823	6,380	13,196	12,787

Costs and Expenses
Cost of sales	5,216	4,350	9,608	9,936
Franchise costs	552	952	1,147	1,493
Sales and marketing	223	138	429	568
General and administrative	976	1,622	1,977	2,861
Retail operating	227	194	433	393
Depreciation and amortization, exclusive of depreciation and amortization expense of $238, $190, $465 and $386, respectively, included in cost of sales	108	38	226	80
Total costs and expenses	7,302	7,294	13,820	15,331

Loss from Operations	(479)	(914)	(624)	(2,544)

Other Income (Expense)
Interest expense	(190)	(63)	(378)	(98)
Interest income	7	7	16	14
Gain on disposal of assets	-	248	-	248
Other (expense) income, net	(183)	192	(362)	164

Loss Before Income Taxes	(662)	(722)	(986)	(2,380)

Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(662)	$(722)	$(986)	$(2,380)

Basic Loss per Common Share	$(0.09)	$(0.11)	$(0.13)	$(0.37)

Diluted Loss per Common Share	$(0.09)	$(0.11)	$(0.13)	$(0.37)

Weighted Average Common Shares Outstanding - Basic	7,786,384	6,686,537	7,764,351	6,507,323
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	7,786,384	6,686,537	7,764,351	6,507,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31, 2025 (unaudited)	February 28, 2025
Assets
Current Assets
Cash and cash equivalents	$2,017	$720
Accounts receivable, less allowance for credit losses of $157 and $307, respectively	3,194	3,405
Notes receivable, current portion, less current portion of the allowance for credit losses of $28	73	11
Refundable income taxes	64	64
Inventories	4,136	4,630
Other	699	393
Total current assets	10,183	9,223
Property and Equipment, Net	9,097	9,409
Other Assets
Notes receivable	69	69
Goodwill	576	576
Intangible assets, net	197	210
Lease right of use asset	1,659	1,241
Other	473	447
Total other assets	2,974	2,543
Total Assets	$22,254	$21,175
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,744	$4,816
Accrued salaries and wages	372	697
Gift card liabilities	651	649
Other accrued expenses	223	80
Contract liabilities	135	139
Lease liability	526	488
Total current liabilities	6,651	6,869
Notes payable	7,766	5,957
Lease Liability, Less Current Portion	1,151	770
Contract Liabilities, Less Current Portion	560	604
Total Liabilities	16,128	14,200
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 46,000,000 shares authorized, 7,791,276 shares and 7,722,174 shares issued and outstanding, respectively	8	8
Additional paid-in capital	12,492	12,355
Accumulated deficit	(6,374)	(5,388)
Total stockholders' equity	6,126	6,975
Total Liabilities and Stockholders' Equity	$22,254	$21,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(986)	$(2,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	467
Provision for obsolete inventory	-	9
Provision for loss on accounts and notes receivable	(145)	-
Gain on disposal of assets	-	(248)
Debt issuance costs	9	-
Equity compensation	137	81
Changes in operating assets and liabilities:
Accounts receivable	244	(255)
Refundable income taxes	-	(17)
Inventories	541	(1,386)
Other current assets	(306)	(258)
Accounts payable	(96)	(1,075)
Accrued liabilities	(179)	(598)
Contract liabilities	(48)	(10)
Net cash used in operating activities	(138)	(5,670)

Cash Flows from Investing Activities
Proceeds received on notes receivable	50	154
Proceeds from the sale of assets	-	1,607
Purchases of property and equipment	(224)	(1,534)
Acquisition	(165)	-
Increase in other assets	(26)	(54)
Net cash (used in) provided by investing activities	(365)	173

Cash Flows from Financing Activities
Proceeds from line of credit	-	2,200
Proceeds from notes payable	1,800	-
Issuance of common stock through securities purchase agreement	-	2,188
Net cash provided by financing activities	1,800	4,388

Net Increase (Decrease) in Cash and Cash Equivalents	1,297	(1,109)

Cash and Cash Equivalents, Beginning of Period	720	2,082

Cash and Cash Equivalents, End of Period	$2,017	$973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended August 31, 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of February 28, 2025	-	$-	7,722,174	$8	$12,355	$(5,388)	$6,975
Equity compensation, restricted stock units, net of shares withheld	-	-	42,310	-	81	-	81
Net loss	-	-	-	-	-	(324)	(324)
Balances as of May 31, 2025	-	$-	7,764,484	$8	$12,436	$(5,712)	$6,732
Equity compensation, restricted stock units, net of shares withheld	-	-	26,792	-	56	-	56
Net loss	-	-	-	-	-	(662)	(662)
Balances as of August 31, 2025	-	$-	7,791,276	$8	$12,492	$(6,374)	$6,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended August 31, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings /	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 29, 2024	-	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	-	-	20,112	-	40	-	40
Net loss	-	-	-	-	-	(1,658)	(1,658)
Balances as of May 31, 2024	-	$-	6,326,139	$6	$9,936	$(924)	$9,018
Equity compensation, restricted stock units, net of shares withheld	-	-	12,448	-	41	-	41
Issuance of common stock through securities purchase agreement	-	-	1,250,000	2	2,186	-	2,188
Net loss	-	-	-	-	-	(722)	(722)
Balances as of August 31, 2024	-	-	7,588,587	$8	$12,163	$(1,646)	$10,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying condensed consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly- owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation) and U-Swirl, Inc. (SWRL), (collectively, the “Company”, “we”, “RMCF”).

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at August 31, 2025:

	Stores Open at February 28, 2025	Opened	Closed	Transferred	Stores Open at August 31, 2025
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	1	3
Franchise stores - Domestic stores and kiosks	138	2	(3)	(1)	136
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	107	-	(3)	-	104
U-Swirl - co-branded	10	-	-	-	10
Total	260				256

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the six months ended August 31, 2025, the Company incurred a net loss of $1.0 million and used cash in operating activities of $0.1 million. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 as of August 31, 2025 for both of its debt agreements (see Note 8). The Company has received a waiver from its lenders as of the date of the quarterly report and is in compliance with all other aspects of its debt agreements. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2026. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Six Months Ended August 31,
Cash paid (received) for:	2025	2024
Interest	$378	$98
Income taxes	-	17
Supplemental disclosure of non-cash operating activities:
Non-cash additions to operating lease ROU assets and liabilities	$652	$-
Supplemental disclosure of non-cash investing activities:
Accounts receivable exchanged for notes receivable	$112	$-
Inventory accrued but not yet paid	$24	$-

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

The following table summarizes contract liabilities as of August 31, 2025 and August 31, 2024:

	Six Months Ended August 31,
($'s in thousands)	2025	2024
Contract liabilities at the beginning of the year:	$743	$828
Revenue recognized	(68)	(108)
Contract fees received	20	98
Contract liabilities at the end of the period:	$695	$818

At August 31, 2025, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

FYE 2026	$69
FYE 2027	128
FYE 2028	104
FYE 2029	84
FYE 2030	74
Thereafter	236
Total	$695

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the six months ended August 31, 2025 or six months ended August 31, 2024.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended August 31, 2025

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$32	$-	$-	$32

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$4,750	$-	$4,750
Retail sales	-	-	433	433
Royalty and marketing fees	1,608	-	-	1,608
Total revenues recognized over time and point in time	$1,640	$4,750	$433	$6,823

Three Months Ended August 31, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$38	$-	$-	$38

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$4,524	$-	$4,524
Retail sales	-	-	394	394
Royalty and marketing fees	1,424	-	-	1,424
Total revenues recognized over time and point in time	$1,462	$4,524	$394	$6,380

Six Months Ended August 31, 2025

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$68	$-	$-	$68

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$9,148	$-	$9,148
Retail sales	-	-	752	752
Royalty and marketing fees	3,228	-	-	3,228
Total revenues recognized over time and point in time	$3,296	$9,148	$752	$13,196

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended August 31, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$108	$-	$-	$108

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$9,481	$-	$9,481
Retail sales	-	-	716	716
Royalty and marketing fees	2,482	-	-	2,482
Total revenues recognized over time and point in time	$2,590	$9,481	$716	$12,787

NOTE 5 - INVENTORIES

Inventories at August 31, 2025 and February 28, 2025 consisted of the following:

($'s in thousands)	August 31, 2025	February 28, 2025
Ingredients and supplies	$2,613	$2,864
Finished candy	1,663	2,277
Reserve for slow moving inventory	(140)	(511)
Total inventories	$4,136	$4,630

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at August 31, 2025 and February 28, 2025 consisted of the following:

($'s in thousands)	August 31, 2025	February 28, 2025
Land	$124	$124
Building	5,518	5,415
Machinery and equipment	15,025	14,904
Furniture and fixtures	660	519
Leasehold improvements	136	136
Transportation equipment	326	326
	21,789	21,424

Less accumulated depreciation	(12,692)	(12,015)
Property and equipment, net	$9,097	$9,409

Depreciation expense related to property and equipment totaled $0.3 million and $0.7 million during the three and six months ended August 31, 2025 compared to $0.2 million and $0.5 million during the three and six months ended August 31, 2024, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at August 31, 2025 and February 28, 2025 consisted of the following:

				August 31, 2025		February 28, 2025
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(303)	$395	$(295)
Trademark/Non-competition agreements	5	-	20	250	(145)	259	(149)
Total				645	(448)	654	(444)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,221	$(448)	$1,230	$(444)

Amortization expense related to intangible assets totaled $7 thousand and $14 thousand during the three and six months ended August 31, 2025 compared to approximately $7 thousand and $14 thousand during the three and six months ended August 31, 2024, respectively.

At August 31, 2025, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

FYE 2026	$14
FYE 2027	27
FYE 2028	27
FYE 2029	27
FYE 2030	27
Thereafter	75
Total	$197

NOTE 8 – NOTES PAYABLE

Note Payable with RMC Credit Facility, LLC

On September 30, 2024, the Company entered into a credit agreement (the "Credit Agreement") with the lender, RMC Credit Facility, LLC ("RMC" or the "Lender"). RMC is a related party of the Company since one of the Company's board of directors is involved with RMC and an investor with the Credit Agreement. Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the "Note"). The Note matures on September 30, 2027 (the "Maturity Date"), and interest accrues at a rate of

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts.

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

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. In connection with the amendment, the Company and RMC agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. Loan origination fees incurred are immaterial.

As of August 31, 2025, the Company had $6.6 million outstanding on the Credit Agreement. Interest on the outstanding amount was paid through August 31, 2025. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of August 31, 2025. The Company has received a waiver from the Lender as of the date of this Quarterly Report and is in compliance with all other aspects of the Credit Agreement.

Credit Agreement with RMCF2 Credit, LLC

On August 28, 2025, the Company entered into a new credit agreement ("RMCF2 Credit Agreement") with RMCF2 Credit, LLC (“RMCF2”), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's Interim Chief Executive Officer and one of the members of the Company's board of directors. Pursuant to the new credit agreement, the Company received an advance in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the “RMCF2 Note”). The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts.

The RMCF2 Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, RMCF2 waived the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. Loan origination fees incurred are immaterial.

On August 31, 2025, the Company had $1.2 million outstanding on the RMCF2 Credit Agreement. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of August 31, 2025. The Company has received a waiver from RMCF2 as of the date of this Quarterly Report and is in compliance with all other aspects of the Credit Agreement.

NOTE 9 – COMMON STOCK

Securities Purchase Agreement

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

Stock Compensation Plans

Under the Company’s 2007 Equity Incentive Plan (as amended and restated), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan with a total of 1,031,940 shares. As of August 31, 2025, the 2024 Equity Incentive Plan has 676,132 shares unused and available for issuance.

The Company recognized $56 thousand and $0.1 million of stock-based compensation expense during the three and six months ended August 31, 2025 compared with $41 thousand and $0.1 million during the three and six months ended August 31, 2024, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2025:

Six Months Ended August 31,
2025
Outstanding non-vested restricted stock units at beginning of year:	235,664
Granted	11,091
Vested	(69,102)
Cancelled/forfeited	(30,758)
Outstanding non-vested restricted stock units as of August 31:	146,895

Weighted average grant date fair value	$1.96
Weighted average remaining vesting period (in years)	1.09

During the six months ended August 31, 2025, the Company granted 11,091 restricted stock units to a new member of the board of directors with a grant-date fair value of $17 thousand. During the six months ended August 31, 2024, the Company granted 215,182 restricted stock units to various executives and members of the board of directors with a grant-date fair value of $0.8 million.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2025, 146,895 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended August 31, 2024, 960,677 shares of common stock reserved for issuance under warrants and 103,074 shares of common stock underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 11 – LEASING ARRANGEMENTS

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between five and ten additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The Company acts as primary lessee for two franchised store premises, which the Company then subleases to franchisees, but the majority of existing franchised locations are leased by the franchisee directly. For one of the two subleased locations, the Company had leased space for its Company-owned location. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease.

The Company also leases trucking equipment and warehouse space in support of its production operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

The Company entered into two new leases during the six months ended August 31, 2025 for its Camarillo location for 10 years and Miami location for 18 months with total future lease liability of $0.6 million. The Company did not enter into any new leases during the six months ended August 31, 2024.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2025 and 2024, lease expense recognized in the consolidated statements of operations was $0.2 million and $0.2 million, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 7.9% and 3.9% as of August 31, 2025 and February 28, 2025, respectively. The total estimated future minimum lease payments are $2.2 million as of August 31, 2025.

As of August 31, 2025, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FYE 26	$301
FYE 27	412
FYE 28	266
FYE 29	238
FYE 30	146
Thereafter	857
Total	$2,220

Less: Imputed interest	(543)
Present value of lease liabilities:	$1,677

Lease liability	$526
Lease liability, less current portion	$1,151

The weighted average lease term was 7.0 years and 5.8 years at August 31, 2025 and February 28, 2025, respectively.

The Company did not have any leases categorized as finance leases as of August 31, 2025 or February 28, 2025.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between six to twelve months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above market prices if prices fall and it is unable to renegotiate the terms of the contract. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated. As of August 31, 2025, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl, the Company’s former subsidiary that has since been dissolved. The Company does not expect this to have a material impact on the business or financial condition. The Company is not party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

NOTE 13 - ACQUISITION

On August 15, 2025, the Company entered into an Asset Purchase Agreement with Crakim, Inc., to purchase substantially all assets related to the operation of a Rocky Mountain Chocolate Factory franchise located at Camarillo Premium Outlets, Camarillo, California. The assets acquired include inventory, equipment, trade fixtures, leasehold improvements, intellectual property, domain names, customer lists, and other tangible and intangible assets specified in the agreement. The Company did not assume any pre-existing liabilities of the seller. This is the Company's third

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

retail store as a result of the acquisition. The Company is finalizing its purchase accounting however the amounts acquired are immaterial to the financial statements as a whole.

The total purchase price was approximately $0.2 million, consisting of (i) forgiveness of $69 thousand in franchise revenue owed by the seller to the Company, (ii) direct payments to lenders for $86 thousand of outstanding seller debts, and (iii) a holdback amount of $10 thousand, subject to post-closing asset inspection, which was paid in September 2025.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 14 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, Retail Stores and Unallocated, which is the basis upon which the Company’s Chief Operating Decision Maker (CODM), the interim chief executive officer, evaluates the Company’s performance. The CODM uses the segment information in the annual planning process and considers actual versus plan variances in evaluating the performance of the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these consolidated financial statements. The Company evaluates performance and allocates resources based on the segment operating profit or loss, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services.

Three Months Ended August 31, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,641	$4,906	$433	$-	$6,980
Intersegment revenues	-	(157)	-	-	(157)
Revenue from external customers	1,641	4,749	433	-	6,823

Costs and Expenses
Cost of Sales	-	5,106	110	-	5,216
Labor costs	521	-	100	402	1,023
Operating expenses	131	-	127	114	372
Professional fees	-	-	-	89	89
Other general & administrative expenses	123	-	-	371	494
	775	5,106	337	976	7,194
Depreciation and amortization, exclusive of depreciation and amortization expense of $238 included in cost of sales (manufacturing segment)	4	-	4	100	108
Total costs and expenses	779	5,106	341	1,076	7,302

Segment profit (loss)	862	(357)	92	(1,076)	(479)

Other income (expense)
Interest expense	-	-	-	(190)	(190)
Interest income	-	-	-	7	7
Other income (expense), net	-	-	-	(183)	(183)

Income (loss) before income taxes	862	(357)	92	(1,259)	(662)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$862	$(357)	$92	$(1,259)	$(662)

Other Segment Disclosures
Total assets	2,048	14,059	1,527	4,620	22,254
Capital expenditures	-	13	177	6	196

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended August 31, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,462	$4,723	$394	$-	$6,579
Intersegment revenues	-	(199)	-	-	(199)
Revenue from external customers	1,462	4,524	394	-	6,380

Costs and Expenses
Cost of Sales	-	4,242	108	-	4,350
Labor costs	557	-	107	743	1,407
Operating expenses	328	-	87	195	610
Professional fees	73	-	-	438	511
Other general & administrative expenses	132	-	-	246	378
	1,090	4,242	302	1,622	7,256
Depreciation and amortization, exclusive of depreciation and amortization expense of $190 included in cost of sales (manufacturing segment)	9	-	3	26	38
Total costs and expenses	1,099	4,242	305	1,648	7,294

Segment profit (loss)	363	282	89	(1,648)	(914)

Other income (expense)
Interest expense	-	-	-	(63)	(63)
Interest income	-	-	-	7	7
Gain on sale of assets	-	-	-	248	248
Other income (expense), net	-	-	-	192	192

Income (loss) before income taxes	363	282	89	(1,456)	(722)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$363	$282	$89	$(1,456)	$(722)

Other Segment Disclosures
Total assets	1,250	14,711	533	4,636	21,130
Capital expenditures	-	965	-	151	1,116

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended August 31, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$3,296	$9,448	$752	$-	$13,496
Intersegment revenues	-	(300)	-	-	(300)
Revenue from external customers	3,296	9,148	752	-	13,196

Costs and Expenses
Cost of Sales	-	9,413	195	-	9,608
Labor costs	1,017	-	184	848	2,049
Operating expenses	224	-	249	135	608
Professional fees	94	-	-	385	479
Other general & administrative expenses	241	-	-	609	850
	1,576	9,413	628	1,977	13,594
Depreciation and amortization, exclusive of depreciation and amortization expense of $465 included in cost of sales (manufacturing segment)	19	-	7	200	226
Total costs and expenses	1,595	9,413	635	2,177	13,820

Segment profit (loss)	1,701	(265)	117	(2,177)	(624)

Other income (expense)
Interest expense	-	-	-	(378)	(378)
Interest income	-	-	-	16	16
Other income (expense), net	-	-	-	(362)	(362)

Income (loss) before income taxes	1,701	(265)	117	(2,539)	(986)
Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$1,701	$(265)	$117	$(2,539)	$(986)

Other Segment Disclosures
Total assets	2,048	14,059	1,527	4,620	22,254
Capital expenditures	-	112	177	76	365

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended August 31, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$2,590	$9,912	$716	$-	$13,218
Intersegment revenues	-	(431)	-	-	(431)
Revenue from external customers	2,590	9,481	716	-	12,787

Costs and Expenses
Cost of Sales	-	9,707	229	-	9,936
Labor costs	1,115	-	221	1,200	2,536
Operating expenses	628	-	172	397	1,197
Professional fees	133	-	-	816	949
Other general & administrative expenses	185	-	-	448	633
	2,061	9,707	622	2,861	15,251
Depreciation and amortization, exclusive of depreciation and amortization expense of $386 included in cost of sales (manufacturing segment)	22	-	6	52	80
Total costs and expenses	2,083	9,707	628	2,913	15,331

Segment profit (loss)	507	(226)	88	(2,913)	(2,544)

Other income (expense)
Interest expense	-	-	-	(98)	(98)
Interest income	-	-	-	14	14
Other income, net	-	-	-	248	248
Other income (expense), net	-	-	-	164	164

Income (loss) before income taxes	507	(226)	88	(2,749)	(2,380)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$507	$(226)	$88	$(2,749)	$(2,380)

Other Segment Disclosures
Total assets	1,250	14,711	533	4,636	21,130
Capital expenditures	-	965	-	569	1,534

NOTE 15 - INCOME TAXES

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2025, there was 3 Company-owned, 114 licensee-owned and 139 franchised Rocky Mountain Chocolate Factory stores operating in 36 states and the Philippines.

In the fiscal year ended February 28, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with RMC Credit Facility, LLC (“RMC”). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million, There was no change to other terms of the agreement. In connection with the amendment, the Company and RMC agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. The Company was not in compliance with the covenant as of August 31, 2025. All other covenants were met.

On August 28, 2025, the Company entered into a new credit agreement ("RMCF2 Credit Agreement") with RMCF2 Credit, LLC (“RMCF2”), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's Interim Chief Executive Officer and one of the members of the Company's board of directors.

Pursuant to the new credit agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the “RMCF2 Note”). The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date.

The RMCF2 Credit Agreement contains customary events of default as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and

November 30, 2025. At August 31, 2025, all covenants were met with the exception of the covenant for the maximum ratio of total liabilities to total net worth.

Business and Outlook

As a result of recent macroeconomic inflationary trends, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs. We have experienced labor and logistics challenges, which have contributed to higher cost of goods sold. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain raw materials or packaging, or if we or our franchisees experience delays in stocking our products.

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

Results of Continuing Operations

Three Months Ended August 31, 2025 Compared To the Three Months Ended August 31, 2024

Results Summary

Basic loss per share decreased from a loss of $(0.11) per share for the three months ended August 31, 2024 to a loss of $(0.09) per share for the three months ended August 31, 2025. Revenues increased by 6.9% from $6.4 million for the three months ended August 31, 2024 to $6.8 million for the three months ended August 31, 2025. Operating loss was $0.9 million for the three months ended August 31, 2024 compared to an operating loss of $0.5 million for the three months ended August 31, 2025.

REVENUES

	Three Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Durango product and retail sales	$5,183	$4,918	265	5.4%
Franchise fees	32	38	(6)	(15.8)%
Royalty and marketing fees	1,608	1,424	184	12.9%
Total	$6,823	$6,380	$443	6.9%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 5.4%, or $0.3 million for the three months ended August 31, 2025 compared to the three months ended August 31, 2024 was primarily due to sales price increases.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees increased $0.2 million during the three months ended August 31, 2025 compared to the three months ended August 31, 2024, primarily due to the increase in store sales subject to royalty fees. The decrease in franchise fee revenue of $6 thousand during the three months ended August 31, 2025 compared to the three months ended August 31, 2024 was not material.

COSTS AND EXPENSES

	Three Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total cost of sales	$5,216	$4,350	$866	19.9%
Franchise costs	552	952	(400)	(42.0)%
Sales and marketing	223	138	85	61.6%
General and administrative	976	1,622	(646)	(39.8)%
Retail operating	227	194	33	17.0%
Depreciation and amortization, exclusive of depreciation and amortization expense of $238 and $190, respectively, included in cost of sales	108	38	70	184.2%
Total	$7,302	$7,294	$8	0.1%

Gross Margin

	Three Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	(33)	568	$(601)	(105.8)%
Gross margin percentage	(0.6)%	11.5%	-12%	(105.5)%

Adjusted Gross Margin

(a non-GAAP measure)	Three Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$(33)	$568	$(601)	(105.8)%
Plus: depreciation and amortization	238	190	48	25.3%
Total Adjusted Gross Margin (non-GAAP measure)	$205	$758	$(553)	(73.0)%

Total Adjusted Gross Margin (non-GAAP measure)	4.0%	15.4%	(11)%	(74.3)%

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

Cost of Sales and Gross Margin

Total gross margin percentage decreased to (0.6)% for the three months ended August 31, 2025 compared to a gross margin of 11.5% during the three months ended August 31, 2024, due primarily to an increase in the cost of raw materials, such as cocoa, and transportation.

Franchise Costs

The decrease in franchise costs for the three months ended August 31, 2025 compared to the three months ended August 31, 2024 was due to operational efficiencies and cost cutting measures and in part due to the timing of expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 33.7% for the three months ended August 31, 2025 from 65.1% for the three months ended August 31, 2024.

Sales and Marketing

The increase in sales and marketing costs during the three months ended August 31, 2025 compared to the three months ended August 31, 2024 was due to an increase in activity related to new packaging designs and branding activities and in part due to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the three months ended August 31, 2025 compared to the three months ended August 31, 2024, was due primarily to cost cutting measures. As a percentage of total revenues, general and administrative expenses decreased to 14.3% during the three months ended August 31, 2025, compared to 25.4% during the three months ended August 31, 2024.

Retail Operating Expenses

Retail operating expenses increased 17.0% during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. This increase is primarily the result of increases in operating costs and in part due to the timing of expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $0.1 million during the three months ended August 31, 2025, an increase of 184.2% from $38 thousand during the three months ended August 31, 2024. Depreciation and amortization included in cost of sales increased 25.3% from $0.19 million during the three months ended August 31, 2024 to $0.24 million during the three months ended August 31, 2025. This increase was the result of prior year investments in equipment.

Total Other Income (Expense)

Total other expense was $0.2 million during the three months ended August 31, 2025, compared to other income of $0.2 million during for the three months ended August 31, 2024. Interest expense increased to $0.2 million for the three months ended August 31, 2025 compared to $0.1 million for the three months ended August 31, 2024 due to an increase in our debt balance outstanding. In addition, a net gain on the disposal of assets for $0.2 million relating to gain on sale of equipment of $0.5 million was offset by loss on the factoring of the U-Swirl promissory note of $0.3 million during the three months ended August 31, 2024.

Six Months Ended August 31, 2025 Compared To the Six Months Ended August 31, 2024

Results Summary

Basic loss per share decreased from a loss of $(0.37) per share for the six months ended August 31, 2024 to a loss of $(0.13) per share for the six months ended August 31, 2025. Revenues increased by 3.2% from $12.8 million for the six months ended August 31, 2024 to $13.2 million for the six months ended August 31, 2025. Operating loss was $2.5 million for the six months ended August 31, 2024 compared to an operating loss of $0.6 million for the six months ended August 31, 2025.

REVENUES

	Six Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Durango product and retail sales	$9,900	$10,197	(297)	(2.9)%
Franchise fees	68	108	(40)	(37.0)%
Royalty and marketing fees	3,228	2,482	746	30.1%
Total	$13,196	$12,787	$409	3.2%

Durango Product and Retail Sales

The decrease in Durango product and retail sales of 2.9%, or $0.3 million for the six months ended August 31, 2025 compared to the six months ended August 31, 2024 was primarily due to the non-renewal of an unprofitable contract with a specialty market customer.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees increased $0.7 million during the six months ended August 31, 2025 compared to the six months ended August 31, 2024, Franchisees pay higher royalties on sales revenue generated from products made in the store than products purchased from the Company. Sales of store made product increased in the current period. The decrease in franchise fee revenue of $40 thousand during the six months ended August 31, 2025 compared to the six months ended August 31, 2024 was primarily the result of fewer store openings over time.

COSTS AND EXPENSES

	Six Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total cost of sales	$9,608	$9,936	$(328)	(3.3)%
Franchise costs	1,147	1,493	(346)	(23.2)%
Sales and marketing	429	568	(139)	(24.5)%
General and administrative	1,977	2,861	(884)	(30.9)%
Retail operating	433	393	40	10.2%
Depreciation and amortization, exclusive of depreciation and amortization expense of $465 and $386, respectively, included in cost of sales	226	80	146	182.5%
Total	$13,820	$15,331	$(1,511)	(9.9)%

Gross Margin

	Six Months Ended August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	292	261	31	11.9%
Gross margin percentage	2.9%	2.6%	0%	15.2%

Adjusted Gross Margin

	Six Months Ended
(a non-GAAP measure)	August 31,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$292	$261	$31	11.9%
Plus: depreciation and amortization	465	386	79	20.5%
Total Adjusted Gross Margin (non-GAAP measure)	$757	$647	$110	17.0%

Total Adjusted Gross Margin (non-GAAP measure)	7.6%	6.3%	1.3%	20.5%

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

Cost of Sales and Gross Margin

Total gross margin percentage increased to 2.9% for the six months ended August 31, 2025 compared to a gross margin of 2.6% during the six months ended August 31, 2024, due primarily to sales price increases.

Franchise Costs

The decrease in franchise costs for the six months ended August 31, 2025 compared to the six months ended August 31, 2024 was due primarily to operational efficiencies and cost cutting measures and in part due to the timing of expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 34.8% for the six months ended August 31, 2025 from 57.6% for the six months ended August 31, 2024.

Sales and Marketing

The decrease in sales and marketing costs during the six months ended August 31, 2025 compared to the six months ended August 31, 2024 was due primarily to operational efficiencies and in part to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the six months ended August 31, 2025 compared to the six months ended August 31, 2024, was due primarily to cost cutting measures. As a percentage of total revenues, general and administrative expenses decreased to 15.0% during the six months ended August 31, 2025, compared to 22.4% during the six months ended August 31, 2024.

Retail Operating Expenses

Retail operating expenses increased 10.2% during the six months ended August 31, 2025 compared to the six months ended August 31, 2024. This increase is primarily the result of increases in operating costs and in part due to the timing of expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $226 thousand during the six months ended August 31, 2025, an increase of 182.5% from $80 thousand during the six months ended August 31, 2024. Depreciation and amortization included in cost of sales increased 182.5% from $0.1 million during the six months ended August 31, 2024 to $0.2 million during the six months ended August 31, 2025. This increase was the result of prior year investments in production equipment.

Other Income (Expense)

Other expense was $0.4 million during the six months ended August 31, 2025, compared to other income of $0.2 million during for the six months ended August 31, 2024. Interest expense increased to $0.4 million, for the six months ended August 31, 2025 compared to $0.1 million during the six months ended August 31, 2024 due to an increase in our debt balance outstanding. In addition, a net gain on the disposal of assets for $0.2 million relating to gain on sale of equipment of $0.5 million was offset by loss on the factoring of the U-Swirl promissory note of $0.3 million during the six months ended August 31, 2024.

Liquidity and Capital Resources

As of August 31, 2025, working capital was $3.5 million compared with $2.4 million as of February 28, 2025. The increase in working capital was due primarily to the increase in cash and cash equivalents, increase in notes receivable, and decrease in accrued salaries and wages during the six months ended August 31, 2025. Expected future cash requirements include lease liabilities, purchase obligations, and capital expenditures to support the expected future growth of the business. Our credit agreements do not require repayment until maturity in September 2027

Cash and cash equivalent balances increased from $0.7 million as of February 28, 2025 to $2.0 million as of August 31, 2025 primarily as a result of proceeds of $1.8 million from notes payable. Our current ratio was 1.53 to 1.0 on August 31, 2025 compared to 1.34 to 1.0 on February 28, 2025. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements necessary to implement our long-term business plan.

During the six months ended August 31, 2025, we had a consolidated net loss of $1.0 million. Operating activities used cash of $0.1 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.7 million and stock compensation expense of $0.1 million, partially offset by recovery on accounts and notes receivable of $0.1 million. Changes in operating assets and liabilities resulted in a net cash outflow of $0.1 million from cash used in the normal course of business. During the six months ended August 31, 2024, we had a consolidated net loss of $2.4 million. Operating activities used cash of $5.7 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.5 million and a gain on the sale of assets of $0.2 million.

During the six months ended August 31, 2025, cash flows used in investing activities was $0.4 million, primarily due to the purchases of property and equipment of $0.2 million, and the acquisition of the retail store in Camarillo, CA for $0.2 million. In comparison, investing activities provided for cash of $0.2 million during the six months ended August 31, 2024, primarily due to the purchases of property and equipment of $1.5 million, offset by proceeds from the sale of assets of $1.6 million.

There were $1.8 million cash flows from financing activities during the six months ended August 31, 2025 compared to $4.4 million cash flows from financing activities during the six months ended August 31, 2024. During the six months ended August 31, 2025, the Company received $1.8 million in proceeds from notes payable. The Company received $2.2 million on its revolving line of credit, in addition to proceeds of $2.2 million from the issuance and sale of common stock during the six months ended August 31, 2024.

Despite improvements in the operating activities, the Company continues to rely on outside sources of financing to sustain its operations. As a result, the conditions above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 28, 2025 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Credit Agreement

On September 30, 2024, we entered into the Credit Agreement with RMC. Proceeds from the Credit Agreement were used to repay a $3.5 million line of credit and for capital investments. Pursuant to the Credit Agreement, we received an advance in the principal amount of $6.0 million, which advance is evidenced by the Note. The Note will mature on the maturity date, and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The Credit Agreement is collateralized by our Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as our accounts receivable and cash accounts. On August 28, 2025, we amended the agreement and received an additional $0.6 million. As of August 31, 2025, $6.6 million was outstanding on the Credit Agreement.

The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. In connection with the amendment, the Company and RMC agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 but was in compliance with all other covenants as of August 31, 2025.

New Credit Agreement

On August 28, 2025, we entered into the RMCF2 Credit Agreement with RMCF2, a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's Interim Chief Executive Officer and one of the members of Company's board of directors.

Pursuant to the new credit agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by the RMCF2 Note. The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts.

The RMCF2 Credit Agreement contains customary events of default as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement limits capital expenditures to $3.5 million per year and also contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, the Company and RMCF2 agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 but was in compliance with all other covenants as of August 31, 2025.

We will continue to explore additional means of strengthening our liquidity position and ensuring compliance with our debt financing covenants, which may include the obtaining of waivers from our lenders.

Significant Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Nature of Operations and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025 describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

Off Balance Sheet Arrangements

As of August 31, 2025, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of August 31, 2025, we had purchase obligations of approximately $2.4 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2025.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended

August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

On September 15, 2025, Allen C. Harper notified our board of directors of his resignation from our board of directors and all committees thereof, effective immediately (the “Resignation”). On September 17, 2025, we received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, as a result of the Resignation, we are not in compliance with the requirements under Nasdaq Listing Rule 5605 (the “Corporate Governance Requirements”), specifically:

•
Nasdaq Listing Rule 5605(b), which requires, among other things, that a majority of our board of directors be comprised of Independent Directors (as defined in Nasdaq Listing Rule 5605(a)(2)); and
•
Nasdaq Listing Rule 5605(c), which requires, among other things, that we have an audit committee that has at least three members, each of whom must (i) be an Independent Director, (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, (iii) not have participated in the preparation of our financial statements or any of our current subsidiaries at any time during the past three years, and (iv) be able to read and understand fundamental financial statements.

In accordance with the Corporate Governance Requirements, we are entitled to a cure period to regain compliance, which cure period will expire at the earlier of its next annual meeting of stockholders or September 15, 2026. We intend to appoint an additional independent director to our board of directors and its audit committee prior to the end of the cure period.

There can be no assurances that we will be able to regain compliance with Nasdaq’s listing standards or if we do later regain compliance with Nasdaq’s listing standards, will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq. If Nasdaq delists our common stock, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•
a limited amount of news and analyst coverage for our company; and

a decreased ability to issue additional securities or obtain additional financing in the future.

Our Inability to Meet a Financial Covenant Contained in our Credit Agreements May Adversely Affect our Liquidity, Financial Condition and Results of Operations.

Pursuant to a credit agreement (as amended, the “2024 Credit Agreement”), with RMC Credit Facility LLC, a Colorado limited liability company (the “Lender”), dated September 30, 2024, we have a $6.0 million promissory note, made by the Company to the Lender, for general corporate and working capital purposes (the “2024 Note”). On August 28, 2025, we entered into an amendment to the 2024 Credit Agreement pursuant to which, among other things, the Lender made an additional loan to us in the amount of $600,000. In addition, on August 28, 2025, the Company entered into a credit agreement (the “2025 Credit Agreement” and together with the 2024 Credit Agreement, the “Credit Agreements”) pursuant to which the Company borrowed $1.2 million from RMCF2 Credit, LLC, a special purpose investment entity affiliated with Jeffery R. Geygan, our interim chief executive officer and a member of our board of directors. Each Credit Agreement is secured by substantially all of our assets, except retail store assets. Interest on borrowings is set at 12.0% and the loans mature on September 30, 2027. Additionally, each Credit Agreement is subject to various financial ratios and leverage covenants. The Company is not required to comply under Credit Agreements with the covenants related to the ratio of total liabilities to total net worth for the fiscal quarters ending August 31, 2025 and November 30, 2025.

If we are not in compliance with the requirements under the Credit Agreements, under the terms of the Credit Agreements, the lenders have the option, but not the obligation, to immediately demand repayment of the full of the obligations under the applicable Credit Agreement. As of the date of this Quarterly Report, we do not have enough cash on hand to satisfy our obligations under either Credit Agreement if the lender thereunder exercised its option to demand repayment. If any lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreements, which would have an adverse effect on our liquidity, financial condition and results of operations.

In addition, each lender retains the right to act on covenant violations that occur after the date of delivery of any waiver. In the future, if either lender were to decline to grant us a waiver and instead demand repayment, we may need to seek alternative financing to pay these obligations as we may not have sufficient facilities or sufficient cash on hand at that time to satisfy these obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended August 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On October 1, 2025, there were approximately 406 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith
10.1	Credit Agreement, dated August 28, 2025, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMCF2 Credit, LLC, a Wisconsin limited liability company	Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.2	Promissory Note, dated August 28, 2025, made by Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, to RMCF2 Credit, LLC, a Wisconsin limited liability company	Exhibit 10.2 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.3

Deed of Trust, dated August 28, 2025, by and among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, RMCF2 Credit, LLC, a Wisconsin limited liability company, and the Public Trustee of La Plata County, Colorado

Exhibit 10.3 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.4

First Amendment to Credit Agreement and Promissory Note, dated August 28, 2025, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMC Credit Facility, LLC, a Colorado limited liability company

Exhibit 10.4 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

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

(1) These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1993, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: October 14, 2025	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2025
/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)