Form 10-Q
period 2025-11-30
Rocky Mountain Chocolate Factory, Inc.
filed 2026-01-13
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36865

Rocky Mountain Chocolate Factory, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1535633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
265 Turner Drive, Durango, CO 81303
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (970) 259-0554

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RMCF	Nasdaq Capital Market

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

On January 8, 2026, the registrant had 9,332,822 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2025	2024	2025	2024
Revenues
Sales	$6,332	$6,719	$16,233	$16,916
Franchise and royalty fees	1,211	1,174	4,506	3,764
Total Revenue	7,543	7,893	20,739	20,680

Costs and Expenses
Cost of sales	4,979	6,044	14,587	15,980
Franchise costs	590	616	1,737	2,109
Sales and marketing	242	272	671	840
General and administrative	1,158	1,427	3,135	4,288
Retail operating	380	171	813	564
Depreciation and amortization, exclusive of depreciation and amortization expense of $233, $211, $698 and $598, respectively, included in cost of sales	112	63	338	143
Total costs and expenses	7,461	8,593	21,281	23,924

Income (Loss) from Operations	82	(700)	(542)	(3,244)

Other Income (Expense)
Interest expense	(243)	(160)	(621)	(258)
Interest income	6	7	22	21
Gain on disposal of assets	-	6	-	254
Other (expense) income, net	(237)	(147)	(599)	17

Loss Before Income Taxes	(155)	(847)	(1,141)	(3,227)

Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(155)	$(847)	$(1,141)	$(3,227)

Basic Loss per Common Share	$(0.02)	$(0.11)	$(0.15)	$(0.47)

Diluted Loss per Common Share	$(0.02)	$(0.11)	$(0.15)	$(0.47)

Weighted Average Common Shares Outstanding - Basic	7,799,396	7,643,690	7,775,948	6,883,263
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	7,799,396	7,643,690	7,775,948	6,883,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	November 30, 2025 (unaudited)	February 28, 2025
Assets
Current Assets
Cash and cash equivalents	$641	$720
Accounts receivable, less allowance for credit losses of $157 and $307, respectively	3,851	3,405
Notes receivable, current portion, less current portion of the allowance for credit losses of $28	66	11
Refundable income taxes	64	64
Inventories	3,962	4,630
Other	481	393
Total current assets	9,065	9,223
Property and Equipment, Net	8,820	9,409
Other Assets
Notes receivable, net of current portion	51	69
Goodwill	576	576
Intangible assets, net	190	210
Lease right of use asset	1,430	1,241
Other	596	447
Total other assets	2,843	2,543
Total Assets	$20,728	$21,175
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,450	$4,816
Accrued salaries and wages	636	697
Gift card liabilities	652	649
Other accrued expenses	162	80
Contract liabilities	103	139
Lease liability, current portion	460	488
Total current liabilities	5,463	6,869
Notes payable	7,770	5,957
Lease liability, less current portion	992	770
Contract liabilities, less current portion	497	604
Total Liabilities	14,722	14,200
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 46,000,000 shares authorized, 7,804,230 shares and 7,722,174 shares issued and outstanding, respectively	8	8
Additional paid-in capital	12,527	12,355
Accumulated deficit	(6,529)	(5,388)
Total stockholders' equity	6,006	6,975
Total Liabilities and Stockholders' Equity	$20,728	$21,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended November 30,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(1,141)	$(3,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	741
Provision for obsolete inventory	17	(147)
Provision for loss on accounts and notes receivable	(145)	51
Gain on disposal of assets	-	(254)
Amortization of debt issuance costs	13	-
Equity compensation	172	237
Changes in operating assets and liabilities:
Accounts receivable	(413)	(1,597)
Refundable income taxes	-	(17)
Inventories	675	(450)
Other current assets	(88)	187
Accounts payable	(1,390)	(2,091)
Accrued liabilities	28	(1,134)
Contract liabilities	(142)	(88)
Net cash used in operating activities	(1,378)	(7,789)

Cash Flows from Investing Activities
Proceeds received on notes receivable	75	176
Proceeds from the sale of assets	-	1,909
Purchases of property and equipment	(262)	(2,148)
Acquisition	(165)	-
Increase in other assets	(149)	(79)
Net cash used in investing activities	(501)	(142)

Cash Flows from Financing Activities
Proceeds from line of credit	-	2,200
Payment on line of credit	-	(3,450)
Proceeds from notes payable	1,800	6,000
Issuance of common stock through securities purchase agreement	-	2,188
Net cash provided by financing activities	1,800	6,938

Net Decrease in Cash and Cash Equivalents	(79)	(993)

Cash and Cash Equivalents, Beginning of Period	720	2,082

Cash and Cash Equivalents, End of Period	$641	$1,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended November 30, 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of February 28, 2025	-	$-	7,722,174	$8	$12,355	$(5,388)	$6,975
Equity compensation, restricted stock units, net of shares withheld	-	-	42,310	-	81	-	81
Net loss	-	-	-	-	-	(324)	(324)
Balances as of May 31, 2025	-	-	7,764,484	8	12,436	(5,712)	6,732
Equity compensation, restricted stock units, net of shares withheld	-	-	26,792	-	56	-	56
Net loss	-	-	-	-	-	(662)	(662)
Balances as of August 31, 2025	-	-	7,791,276	8	12,492	(6,374)	6,126
Equity compensation, restricted stock units, net of shares withheld	-	-	12,954	-	35	-	35
Net loss	-	-	-	-	-	(155)	(155)
Balances as of November 30, 2025	-	$-	7,804,230	$8	$12,527	$(6,529)	$6,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended November 30, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings /	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 29, 2024	-	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	-	-	20,112	-	40	-	40
Net loss	-	-	-	-	-	(1,658)	(1,658)
Balances as of May 31, 2024	-	-	6,326,139	6	9,936	(924)	9,018
Equity compensation, restricted stock units, net of shares withheld	-	-	12,448	-	41	-	41
Issuance of common stock through securities purchase agreement	-	-	1,250,000	2	2,186	-	2,188
Net loss	-	-	-	-	-	(722)	(722)
Balances as of August 31, 2024	-	-	7,588,587	8	12,163	(1,646)	10,525
Equity compensation, restricted stock units, net of shares withheld	-	-	78,677	-	156	-	156
Net loss	-	-	-	-	-	(847)	(847)
Balances as of November 30, 2024	-	$-	7,667,264	$8	$12,319	$(2,493)	$9,834

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

The Company is an international franchisor, confectionery producer and retail operator. Founded in 1981, the Company is headquartered in Durango, Colorado and produces an extensive line of premium chocolate products and other confectionery products. The Company's revenues and profitability are derived principally from its franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples.

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

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at November 30, 2025:

	Stores Open at February 28, 2025	Opened	Closed	Transferred	Stores Open at November 30, 2025
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	1	3
Franchise stores - Domestic stores and kiosks	138	2	(3)	(1)	136
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	107	-	(5)	-	102
U-Swirl - co-branded	10	-	-	-	10
Total	260				254

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the nine months ended November 30, 2025, the Company incurred a net loss of $1.1 million and used cash in operating activities of $1.4 million. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of November 30, 2025 for both of its debt agreements (see Note 8). The Company has received a waiver from its lenders as of the date of the quarterly report and is in compliance with all other aspects of its debt agreements. These factors raise substantial doubts about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On December 18, 2025, the Company entered into a securities purchase agreement with ARM-D Rocky Mountain Chocolate Holdings, LLC (the "Purchaser"), pursuant to which, amount other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total proceeds of approximately $2.7 million. We plan to subsequently register the shares for resale by the Purchaser on a Form S-1.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity resources and alternatives sources of debt financing to reduce interest expense. During the next twelve months, the Company intends to continue to reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale to its franchise system, current and new specialty market customers and e-commerce customers. The Company also intends to develop and enhance third-party delivery channels for all current and new franchised locations, including introducing new websites for each location which is expected to increase franchise sales. The Company has implemented a corporate sales strategy to add new stores and transfer existing stores to new owners when appropriate, while also requiring most existing stores to undergo a remodel which has historically resulted in increased store level sales after completion. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine months ended November 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2026. All intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements other than those described in Note 8 - Notes Payable and Note 9 - Common Stock.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Nine Months Ended November 30,
Cash paid (received) for:	2025	2024
Interest	$621	$258
Income taxes	-	17
Supplemental disclosure of non-cash operating activities:
Non-cash additions to operating lease ROU assets and liabilities	$539	$-
Receivable from Sale of Held-for-Sale Assets	$-	$358
Supplemental disclosure of non-cash investing activities:
Accounts receivable exchanged for notes receivable	$112	$-
Inventory accrued but not yet paid	$24	$766

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

The following table summarizes contract liabilities as of November 30, 2025 and November 30, 2024:

	Nine Months Ended November 30,
($'s in thousands)	2025	2024
Contract liabilities at the beginning of the year:	$743	$828
Revenue recognized	(163)	(189)
Contract fees received	20	101
Contract liabilities at the end of the period:	$600	$740

At November 30, 2025, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

FYE 2026	$27
FYE 2027	100
FYE 2028	93
FYE 2029	81
FYE 2030	71
Thereafter	228
Total	$600

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the nine months ended November 30, 2025 or nine months ended November 30, 2024.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended November 30, 2025

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$95	$-	$-	$95

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$5,715	$-	$5,715
Retail sales	-	-	617	617
Royalty and marketing fees	1,116	-	-	1,116
Total revenues recognized over time and point in time	$1,211	$5,715	$617	$7,543

Three Months Ended November 30, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$81	$-	$-	$81

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$6,359	$-	$6,359
Retail sales	-	-	360	360
Royalty and marketing fees	1,093	-	-	1,093
Total revenues recognized over time and point in time	$1,174	$6,359	$360	$7,893

Nine Months Ended November 30, 2025

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$162	$-	$-	$162

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$14,863	$-	$14,863
Retail sales	-	-	1,370	1,370
Royalty and marketing fees	4,344	-	-	4,344
Total revenues recognized over time and point in time	$4,506	$14,863	$1,370	$20,739

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended November 30, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$189	$-	$-	$189

Revenues recognized at a point in time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Durango Product sales	$-	$15,840	$-	$15,840
Retail sales	-	-	1,076	1,076
Royalty and marketing fees	3,575	-	-	3,575
Total revenues recognized over time and point in time	$3,764	$15,840	$1,076	$20,680

NOTE 5 - INVENTORIES

Inventories at November 30, 2025 and February 28, 2025 consisted of the following:

($'s in thousands)	November 30, 2025	February 28, 2025
Ingredients and supplies	$2,263	$2,864
Finished candy	1,852	2,277
Reserve for slow moving inventory	(153)	(511)
Total inventories	$3,962	$4,630

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at November 30, 2025 and February 28, 2025 consisted of the following:

($'s in thousands)	November 30, 2025	February 28, 2025
Land	$124	$124
Building	5,547	5,415
Machinery and equipment	15,058	14,904
Furniture and fixtures	660	519
Leasehold improvements	136	136
Transportation equipment	326	326
	21,851	21,424

Less accumulated depreciation	(13,031)	(12,015)
Property and equipment, net	$8,820	$9,409

Depreciation expense related to property and equipment totaled $0.3 million and $1.0 million during the three and nine months ended November 30, 2025 compared to $0.3 million and $0.7 million during the three and nine months ended November 30, 2024, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at November 30, 2025 and February 28, 2025 consisted of the following:

				November 30, 2025		February 28, 2025
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$395	$(308)	$395	$(295)
Trademark/Non-competition agreements	5	-	20	250	(147)	259	(149)
Total				645	(455)	654	(444)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,221	$(455)	$1,230	$(444)

Amortization expense related to intangible assets totaled $7 thousand and $20 thousand during the three and nine months ended November 30, 2025 compared to approximately $7 thousand and $21 thousand during the three and nine months ended November 30, 2024, respectively.

At November 30, 2025, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

FYE 2026	$7
FYE 2027	27
FYE 2028	27
FYE 2029	27
FYE 2030	27
Thereafter	75
Total	$190

NOTE 8 – NOTES PAYABLE

Note Payable with RMC Credit Facility, LLC

On September 30, 2024, the Company entered into a credit agreement (the "Credit Agreement") with the lender, RMC Credit Facility, LLC ("RMC" or the "Lender"). RMC is a related party of the Company since one of the Company's board of directors is a member of RMC and an investor with the Credit Agreement. Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the "Note"). The Note matures on September 30, 2027 (the "Maturity Date"), and interest accrues at a rate of

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts.

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

As of November 30, 2025, the Company had $6.6 million outstanding on the Credit Agreement. Interest on the outstanding amount was paid through November 30, 2025. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of November 30, 2025. The Company has received a waiver from the Lender as of the date of this Quarterly Report and is in compliance with all other aspects of the Credit Agreement. Covenants are measured quarterly.

Subsequent to November 30, 2025, the Company repaid $0.6 million of the $6.6 million outstanding.

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

On November 30, 2025, the Company had $1.2 million outstanding on the RMCF2 Credit Agreement. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of November 30, 2025. The Company has received a waiver from RMCF2 as of the date of this Quarterly Report and is in compliance with all other aspects of the Credit Agreement. Covenants are measured quarterly.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to November 30, 2025, the Company repaid $0.6 million of the $1.2 million outstanding.

NOTE 9 – COMMON STOCK

Securities Purchase Agreement

On August 5, 2024, the Company entered into a securities purchase agreement with certain investors, including Steven L. Craig, an existing director of the Company (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Investors, an aggregate of 1,250,000 shares of the Company’s common stock at a price per share equal to $1.75, for total proceeds of approximately $2.2 million. On September 5, 2024, the shares were subsequently registered for resale on a form S-1 that was declared effective by the SEC on October 9, 2024.

On December 18, 2025, the company entered into a securities purchase agreement with the Purchaser, pursuant to which, among other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total proceeds of approximately $2.7 million. We plan to subsequently register the shares for resale by the Purchaser on a Form S-1.

Stock Compensation Plans

Under the Company’s 2007 Equity Incentive Plan (as amended and restated), the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the board of directors authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan with a total of 1,031,940 shares. As of November 30, 2025, the 2024 Equity Incentive Plan has 676,132 shares unused and available for issuance.

The Company recognized $35 thousand and $0.2 million of stock-based compensation expense during the three and nine months ended November 30, 2025 compared with $0.2 million and $0.2 million during the three and nine months ended November 30, 2024, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the nine months ended November 30, 2025:

Nine Months Ended November 30,
2025
Outstanding non-vested restricted stock units at beginning of year:	235,664
Granted	11,091
Vested	(82,056)
Cancelled/forfeited	(30,758)
Outstanding non-vested restricted stock units as of November 30:	133,941

Weighted average grant date fair value of current year shares issued	$1.49
Weighted average remaining vesting period (in years)	0.93

During the nine months ended November 30, 2025, the Company granted 11,091 restricted stock units to a new member of the board of directors with a grant-date fair value of $17 thousand. During the nine months ended

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

November 30, 2024, the Company granted 354,613 restricted stock units to various executives and members of the board of directors with a grant-date fair value of $ 1.0 million.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the nine months ended November 30, 2025, 133,941 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended November 30, 2024, 960,677 shares of common stock reserved for issuance under warrants and 163,738 shares of common stock underlying unvested restricted stock units and stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

The Company entered into three new leases during the nine months ended November 30, 2025, including the lease for the Durango retail location for 15 years in November 2025, for the Camarillo retail location for 10 years in August 2025 and the Miami office location for 3.5 years in August 2025 with a total increase in future lease payments of $1.3 million. The Company did not enter into any new leases during the nine months ended November 30, 2024.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the nine months ended November 30, 2025 and 2024, lease expense recognized in the consolidated statements of operations was $0.4 million and $0.4 million, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 10.6% and 3.9% as of November 30, 2025 and February 28, 2025, respectively. The total estimated future minimum lease payments are $2.3 million as of November 30, 2025.

As of November 30, 2025, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

FYE 26	$152
FYE 27	410
FYE 28	264
FYE 29	236
FYE 30	144
Thereafter	1,118
Total	$2,324

Less: Imputed interest	(872)
Present value of lease liabilities:	$1,452

Lease liability, current portion	$460
Lease liability, less current portion	$992

The weighted average lease term was 8.0 years and 5.8 years at November 30, 2025 and February 28, 2025, respectively.

The Company did not have any leases categorized as finance leases as of November 30, 2025 or February 28, 2025.

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

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated. As of November 30, 2025, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl, the Company’s former subsidiary that has since been dissolved. The Company does not expect this to have a material impact on the business or financial condition. The Company is not party to any other legal proceedings that

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

NOTE 13 - ACQUISITION

On August 15, 2025, the Company entered into an Asset Purchase Agreement with Crakim, Inc., to purchase substantially all assets related to the operation of a Rocky Mountain Chocolate Factory franchise located at Camarillo Premium Outlets, Camarillo, California. The assets acquired include inventory, equipment, trade fixtures, leasehold improvements, intellectual property, domain names, customer lists, and other tangible and intangible assets specified in the agreement. The Company did not assume any pre-existing liabilities of the seller. This is the Company's third retail store as a result of the acquisition. The Company is finalizing its purchase accounting however the amounts acquired are immaterial to the financial statements as a whole.

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

Three Months Ended November 30, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,211	$5,918	$617	$-	$7,746
Intersegment revenues	-	(203)	-	-	(203)
Revenue from external customers	1,211	5,715	617	-	7,543

Costs and Expenses
Cost of Sales	-	4,850	129	-	4,979
Labor costs	545	-	149	460	1,154
Operating expenses	190	-	231	190	611
Professional fees	-	-	-	281	281
Other general & administrative expenses	96	-	-	228	324
	831	4,850	509	1,159	7,349
Depreciation and amortization, exclusive of depreciation and amortization expense of $233 included in cost of sales (manufacturing segment)	10	-	3	99	112
Total costs and expenses	841	4,850	512	1,258	7,461

Segment profit (loss)	370	865	105	(1,258)	82

Other income (expense)
Interest expense	-	-	-	(243)	(243)
Interest income	-	-	-	6	6
Other income (expense), net	-	-	-	(237)	(237)

Income (loss) before income taxes	370	865	105	(1,495)	(155)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$370	$865	$105	$(1,495)	$(155)

Other Segment Disclosures
Total assets	1,744	14,418	1,415	3,151	20,728
Capital expenditures	-	120	-	111	231

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended November 30, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,174	$6,640	$360	$-	$8,174
Intersegment revenues	-	(281)	-	-	(281)
Revenue from external customers	1,174	6,359	360	-	7,893

Costs and Expenses
Cost of Sales	-	5,959	85	-	6,044
Labor costs	667	-	97	494	1,258
Operating expenses	74	-	74	104	252
Professional fees	51	-	-	499	550
Other general & administrative expenses	96	-	-	330	426
	888	5,959	256	1,427	8,530
Depreciation and amortization, exclusive of depreciation and amortization expense of $211 included in cost of sales (manufacturing segment)	15	-	2	46	63
Total costs and expenses	903	5,959	258	1,473	8,593

Segment profit (loss)	271	400	102	(1,473)	(700)

Other income (expense)
Interest expense	-	-	-	(160)	(160)
Interest income	-	-	-	7	7
Gain on disposal of assets	-	-	-	6	6
Other income (expense), net	-	-	-	(147)	(147)

Income (loss) before income taxes	271	400	102	(1,620)	(847)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$271	$400	$102	$(1,620)	$(847)

Other Segment Disclosures
Total assets	1,134	15,619	509	4,372	21,634
Capital expenditures	-	488	-	119	607

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended November 30, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$4,506	$15,366	$1,370	$-	$21,242
Intersegment revenues	-	(503)	-	-	(503)
Revenue from external customers	4,506	14,863	1,370	-	20,739

Costs and Expenses
Cost of Sales	-	14,263	324	-	14,587
Labor costs	1,563	-	333	1,307	3,203
Operating expenses	414	-	480	325	1,219
Professional fees	93	-	-	667	760
Other general & administrative expenses	337	-	-	837	1,174
	2,407	14,263	1,137	3,136	20,943
Depreciation and amortization, exclusive of depreciation and amortization expense of $698 included in cost of sales (manufacturing segment)	29	-	10	299	338
Total costs and expenses	2,436	14,263	1,147	3,435	21,281

Segment profit (loss)	2,070	600	223	(3,435)	(542)

Other income (expense)
Interest expense	-	-	-	(621)	(621)
Interest income	-	-	-	22	22
Other income (expense), net	-	-	-	(599)	(599)

Income (loss) before income taxes	2,070	600	223	(4,034)	(1,141)
Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$2,070	$600	$223	$(4,034)	$(1,141)

Other Segment Disclosures
Total assets	1,744	14,418	1,415	3,151	20,728
Capital expenditures	-	133	177	117	427

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended November 30, 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$3,764	$16,552	$1,076	$-	$21,392
Intersegment revenues	-	(712)	-	-	(712)
Revenue from external customers	3,764	15,840	1,076	-	20,680

Costs and Expenses
Cost of Sales	-	15,666	314	-	15,980
Labor costs	1,782	-	318	1,694	3,794
Operating expenses	702	-	246	501	1,449
Professional fees	184	-	-	1,315	1,499
Other general & administrative expenses	281	-	-	778	1,059
	2,949	15,666	878	4,288	23,781
Depreciation and amortization, exclusive of depreciation and amortization expense of $598 included in cost of sales (manufacturing segment)	37	-	8	98	143
Total costs and expenses	2,986	15,666	886	4,386	23,924

Segment profit (loss)	778	174	190	(4,386)	(3,244)

Other income (expense)
Interest expense	-	-	-	(258)	(258)
Interest income	-	-	-	21	21
Gain (loss) on sale of assets	-	-	-	254	254
Other income, net	-	-	-	-	-
Other income (expense), net	-	-	-	17	17

Income (loss) before income taxes	778	174	190	(4,369)	(3,227)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$778	$174	$190	$(4,369)	$(3,227)

Other Segment Disclosures
Total assets	1,134	15,619	509	4,372	21,634
Capital expenditures	-	1,453	-	695	2,148

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of November 30, 2025, there were 3 Company-owned, 112 licensee-owned and 139 franchised Rocky Mountain Chocolate Factory stores operating in 36 states and the Philippines.

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

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million, There was no change to other terms of the agreement. In connection with the amendment, the Company and RMC agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. The Company was not in compliance with the covenant as of November 30, 2025. All other covenants were met. Subsequent to November 30, 2025, the Company repaid $0.6 million of the $6.6 million outstanding.

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

The RMCF2 Credit Agreement contains customary events of default as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and

November 30, 2025. At November 30, 2025, all covenants were met with the exception of the covenant for the maximum ratio of total liabilities to total net worth. Subsequent to November 30, 2025, the Company repaid $0.6 million of the $1.2 million outstanding.

On December 18, 2025, the Company entered into a securities purchase agreement with ARM-D Rocky Mountain Chocolate Holdings LLC (the “Purchaser”) , pursuant to which, among other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total proceeds of approximately $2.7 million. We plan to subsequently register the shares for resale by the Purchaser on a Form S-1.

Business and Outlook

As a result of recent macroeconomic inflationary trends and federally imposed tariffs on certain imported items, we have experienced and expect to continue experiencing higher raw material, labor, and freight costs, although these trends have moderated during the quarter. We have experienced labor and logistics challenges, which have contributed to higher cost of goods sold. In addition, we could experience additional lost sale opportunities if our products are not available for purchase as a result of continued disruptions in our supply chain relating to an inability to obtain raw materials or packaging, or if we or our franchisees experience delays in stocking our products.

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

The most important factors in continued growth in our earnings are our ability to increase the sales of premium chocolate products produced in our Durango production facility, and the support of our franchisees in increasing the frequency of customer visits and the average value of each customer transaction, along with ongoing e-commerce revenue growth, and new franchise store growth. The Company recently signed four area development agreements that include the addition of 34 new franchise stores over the next three to five years.

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

Results of Continuing Operations

Three Months Ended November 30, 2025 Compared To the Three Months Ended November 30, 2024

Results Summary

Basic loss per share improved from a loss of $(0.11) per share for the three months ended November 30, 2024 to a loss of $(0.02) per share for the three months ended November 30, 2025. Revenues decreased by 4.4% from $7.9 million for the three months ended November 30, 2024 to $7.5 million for the three months ended November 30, 2025. Operating loss was $0.7 million for the three months ended November 30, 2024 compared to an operating income of $0.1 million for the three months ended November 30, 2025.

REVENUES

	Three Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Durango product and retail sales	$6,332	$6,719	(387)	(5.8)%
Franchise fees	95	81	14	17.3%
Royalty and marketing fees	1,116	1,093	23	2.1%
Total	$7,543	$7,893	$(350)	(4.4)%

Durango Product and Retail Sales

The decrease in Durango product and retail sales of 5.8%, or $0.4 million for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was primarily due to the non-renewal of an unprofitable contract with a specialty market customer.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees increased 2.1% or $23 thousand during the three months ended November 30, 2025 compared to the three months ended November 30, 2024. Franchisees pay higher royalties on sales of revenue generated from products made in the store than products purchased from the Company under the Company's historic franchise agreement. Franchisees generally sell more products purchased from the Company during the holidays. The increase in franchise fee revenue of $14 thousand during the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was not material.

COSTS AND EXPENSES

	Three Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Total cost of sales	$4,979	$6,044	$(1,065)	(17.6)%
Franchise costs	590	616	(26)	(4.2)%
Sales and marketing	242	272	(30)	(11.0)%
General and administrative	1,158	1,427	(269)	(18.9)%
Retail operating	380	171	209	122.2%
Depreciation and amortization, exclusive of depreciation and amortization expense of $233 and $211, respectively, included in cost of sales	112	63	49	77.8%
Total	$7,461	$8,593	$(1,132)	(13.2)%

Gross Margin

	Three Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$1,353	$675	$678	100.4%
Gross margin percentage	21.4%	10.0%	11%	112.7%

Cost of Sales and Gross Margin

Total gross margin percentage increased to 21.4% for the three months ended November 30, 2025 compared to a gross margin of 10.0% during the three months ended November 30, 2024, due primarily to sales price increases.

Franchise Costs

The decrease in franchise costs for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was due to operational efficiencies and cost cutting measures.

Sales and Marketing

The decrease in sales and marketing costs during the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was due to operational efficiencies and in part due to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the three months ended November 30, 2025 compared to the three months ended November 30, 2024, was due primarily to cost cutting measures. As a percentage of total revenues, general and administrative expenses decreased to 15.4% during the three months ended November 30, 2025, compared to 18.1% during the three months ended November 30, 2024.

Retail Operating Expenses

Retail operating expenses increased 122.2% during the three months ended November 30, 2025 compared to the three months ended November 30, 2024. This increase is primarily the result of the purchase of a third retail store during in August 2025 and in part due to the timing of expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $0.1 million during the three months ended November 30, 2025, an increase of 77.8% from $63 thousand during the three months ended November 30, 2024. Depreciation and amortization included in cost of sales increased 10.4% from $0.21 million during the three months ended November 30, 2024 to $0.23 million during the three months ended November 30, 2025. This increase was the result of prior year investments in equipment.

Total Other Income (Expense)

Total other expense was $0.2 million during the three months ended November 30, 2025, compared to other expense of $0.1 million during for the three months ended November 30, 2024. Interest expense increased to $0.2 million for the three months ended November 30, 2025 compared to $0.1 million for the three months ended November 30, 2024 due to an increase in our debt balance outstanding.

Nine Months Ended November 30, 2025 Compared To the Nine Months Ended November 30, 2024

Results Summary

Basic loss per share improved from a loss of $(0.47) per share for the nine months ended November 30, 2024 to a loss of $(0.15) per share for the nine months ended November 30, 2025. Revenues increased for the nine months ended November 30, 2025 when compared with the nine months ended November 30, 2024 by 0.3% or $59 thousand. The operating loss was $3.2 million for the nine months ended November 30, 2024 compared to an operating loss of $0.5 million for the nine months ended November 30, 2025.

REVENUES

	Nine Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Durango product and retail sales	$16,233	$16,916	(683)	(4.0)%
Franchise fees	162	189	(27)	(14.3)%
Royalty and marketing fees	4,344	3,575	769	21.5%
Total	$20,739	$20,680	$59	0.3%

Durango Product and Retail Sales

The decrease in Durango product and retail sales of 4.0%, or $0.7 million for the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024 was primarily due to the non-renewal of an unprofitable contract with a specialty market customer.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees increased $0.8 million during the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024. Franchisees pay higher royalties on sales revenue generated from products made in the store than products purchased from the Company under the Company's historic franchise agreement. Sales of store made product increased in the current period. The decrease in franchise fee revenue of $27 thousand during the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024 was primarily the result of fewer store openings over time.

COSTS AND EXPENSES

	Nine Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Total cost of sales	$14,587	$15,980	$(1,393)	(8.7)%
Franchise costs	1,737	2,109	(372)	(17.6)%
Sales and marketing	671	840	(169)	(20.1)%
General and administrative	3,135	4,288	(1,153)	(26.9)%
Retail operating	813	564	249	44.1%
Depreciation and amortization, exclusive of depreciation and amortization expense of $698 and $598, respectively, included in cost of sales	338	143	195	136.4%
Total	$21,281	$23,924	$(2,643)	(11.0)%

Gross Margin

	Nine Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$1,646	$936	$710	75.8%
Gross margin percentage	10.1%	5.5%	5%	83.2%

Cost of Sales and Gross Margin

Total gross margin percentage increased to 10.1% for the nine months ended November 30, 2025 compared to a gross margin of 5.5% during the nine months ended November 30, 2024, due primarily to sales price increases.

Franchise Costs

The decrease in franchise costs for the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024 was due primarily to operational efficiencies and cost cutting measures and in part due to the timing of expenses.

Sales and Marketing

The decrease in sales and marketing costs during the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024 was due primarily to operational efficiencies and in part to timing of anticipated expenses.

General and Administrative

The decrease in general and administrative costs during the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024, was due primarily to cost cutting measures. As a percentage of total revenues, general and administrative expenses decreased to 15.1% during the nine months ended November 30, 2025, compared to 20.7% during the nine months ended November 30, 2024.

Retail Operating Expenses

Retail operating expenses increased 44.1% during the nine months ended November 30, 2025 compared to the nine months ended November 30, 2024. This increase is primarily the result of the purchase of a third retail store during in August 2025 and in part due to the timing of expenses.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $338 thousand during the nine months ended November 30, 2025, an increase of 136.4% from $143 thousand during the nine months ended November 30, 2024. Depreciation and amortization included in cost of sales increased 16.7% from $0.6 million during the nine months ended November 30, 2024 to $0.7 million during the nine months ended November 30, 2025. This increase was the result of prior year investments in production equipment.

Other Income (Expense)

Other expense was $0.6 million during the nine months ended November 30, 2025, compared to other income of $17 thousand during for the nine months ended November 30, 2024. Interest expense increased to $0.6 million, for the nine months ended November 30, 2025 compared to $0.3 million during the nine months ended November 30, 2024 due to an increase in our debt balance outstanding. In addition, a net gain on the disposal of assets for $0.3 million relating to gain on sale of equipment of $0.5 million was offset by loss on the factoring of the U-Swirl promissory note of $0.3 million during the nine months ended November 30, 2024.

Adjusted Gross Margin

(a non-GAAP measure)	Three Months Ended November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$1,353	$675	$678	100.4%
Plus: depreciation and amortization	233	211	22	10.4%
Total Adjusted Gross Margin (non-GAAP measure)	$1,586	$886	$700	79.0%

Total Adjusted Gross Margin (non-GAAP measure)	25.0%	13.2%	12%	89.9%

	Nine Months Ended
(a non-GAAP measure)	November 30,		$	%
($'s in thousands)	2025	2024	Change	Change
Total gross margin	$1,646	$936	$710	75.8%
Plus: depreciation and amortization	698	598	100	16.7%
Total Adjusted Gross Margin (non-GAAP measure)	$2,344	$1,534	$810	52.8%

Total Adjusted Gross Margin (non-GAAP measure)	14.4%	9.1%	5.4%	59.2%

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

Liquidity and Capital Resources

As of November 30, 2025, working capital was $3.6 million compared with $2.4 million as of February 28, 2025. The increase in working capital was due primarily to the proceeds of $1.8 million from notes payable during the nine months ended November 30, 2025. Expected future cash requirements include lease liabilities, purchase obligations, and capital expenditures to support the expected future growth of the business. Our credit agreements do not require repayment until maturity in September 2027, however $1.2 million was repaid subsequent to November 30, 2025.

Cash and cash equivalent balances decreased from $0.7 million as of February 28, 2025 to $0.6 million as of November 30, 2025 primarily as a result of proceeds of $1.8 million from notes payable offset by changes in operating assets and liabilities that resulted in net cash outflows of $1.4 million and net cash used in financing activities of $0.5 million. Our current ratio was 1.66 to 1.0 on November 30, 2025 compared to 1.34 to 1.0 on February 28, 2025. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements necessary to implement our long-term business plan.

During the nine months ended November 30, 2025, we had a consolidated net loss of $1.1 million. Operating activities used cash of $1.4 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $1.0 million and stock compensation expense of $0.2 million, partially offset by recovery on accounts and notes receivable of $0.1 million. Changes in operating assets and liabilities resulted in a net cash outflow of $1.4 million from cash used in the normal course of business. During the nine months ended November 30, 2024, we had a consolidated net loss of $3.2 million. Operating activities used cash of $7.8 million, with the principal adjustment to reconcile net income to net cash used in operating activities being depreciation and amortization of $0.7 million and a gain on the sale of assets of $0.3 million. Changes in operating assets and liabilities resulted in a net cash outflow of $7.8 million from cash used in the normal course of business.

During the nine months ended November 30, 2025, cash flows used in investing activities was $0.5 million, primarily due to the purchases of property and equipment of $0.3 million, and the acquisition of the retail store in Camarillo, CA for $0.2 million. In comparison, investing activities used cash of $0.1 million during the nine months ended

November 30, 2024, primarily due to the purchases of property and equipment of $2.1 million, offset by proceeds from the sale of assets of $1.9 million.

There were $1.8 million cash flows from financing activities during the nine months ended November 30, 2025 compared to $6.9 million cash flows from financing activities during the nine months ended November 30, 2024. During the nine months ended November 30, 2025, the Company received $1.8 million in proceeds from notes payable. The Company received $6.0 million in proceeds from its RMCF2 Credit Agreement, $2.2 million from the issuance and sales of common stock and $2.2 million on its revolving line of credit, offset by payment of the line of credit at maturity of $3.5 million during the nine months ended November 30, 2024. Subsequent to November 30, 2025, the Company received proceeds of $2.7 million from the issuance and sale of common stock.

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

Credit Agreement

On September 30, 2024, we entered into the Credit Agreement with RMC. Proceeds from the Credit Agreement were used to repay a $3.5 million line of credit and for capital investments. Pursuant to the Credit Agreement, we received an advance in the principal amount of $6.0 million, which advance is evidenced by the Note. The Note will mature on the maturity date, and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The Credit Agreement is collateralized by our Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as our accounts receivable and cash accounts. On August 28, 2025, we amended the agreement and received an additional advance of $0.6 million. As of November 30, 2025, $6.6 million was outstanding on the Credit Agreement. Subsequent to November 30, 2025, the Company repaid $0.6 million of the $6.6 million outstanding.

The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. In connection with the amendment, the Company and RMC agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 but was in compliance with all other covenants as of November 30, 2025.

New Credit Agreement

On August 28, 2025, we entered into the RMCF2 Credit Agreement with RMCF2, a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's Interim Chief Executive Officer and one of the members of Company's board of directors.

Pursuant to the new credit agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by the RMCF2 Note. The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts. Subsequent to November 30, 2025, the Company repaid $0.6 million of the $1.2 million outstanding.

The RMCF2 Credit Agreement contains customary events of default as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement limits capital expenditures to $3.5 million per year and also contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, the Company and RMCF2 agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the fiscal quarters ending August 31, 2025 and November 30, 2025. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 but was in compliance with all other covenants as of November 30, 2025.

We will continue to explore additional means of strengthening our liquidity position and ensuring compliance with our debt-financing covenants, which may include the obtaining of waivers from our lenders.

On December 18, 2025, the Company entered into a securities purchase agreement with the Purchaser, pursuant to which, among other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total proceeds of approximately $2.7 million. We plan to subsequently register the shares for resale by the Purchaser on a Form S-1.

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

Off Balance Sheet Arrangements

As of November 30, 2025, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of November 30, 2025, we had purchase obligations of approximately $4.2 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2025.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with the Corporate Governance Requirements, we were entitled to a cure period to regain compliance, which cure period will expire at the earlier of its next annual meeting of stockholders or September 15, 2026. As of December 18, 2025, we appointed an additional independent director to our board of directors and the audit committee prior to the end of the cure period. We received notice from Nasdaq on December 22, 2025 that the Company is in compliance and the matter is closed.

There can be no assurances that we will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from Nasdaq. If Nasdaq delists our common stock, we could face significant material adverse consequences, including:

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

Pursuant to a credit agreement (as amended, the “Credit Agreement”), with RMC Credit Facility LLC, a Colorado limited liability company (the “Lender”), dated September 30, 2024, we have a $6.0 million promissory note, made by the Company to the Lender, for general corporate and working capital purposes. On August 28, 2025, we entered into an amendment to the Credit Agreement pursuant to which, among other things, the Lender made an additional loan to us in the amount of $600,000. In addition, on August 28, 2025, the Company entered into a credit agreement (the “RMCF2 Credit Agreement” and together with the Credit Agreement, the “Credit Agreements”) pursuant to which the Company borrowed $1.2 million from RMCF2 Credit, LLC, a special purpose investment entity affiliated with Jeffery R. Geygan, our interim chief executive officer and a member of our board of directors. Each Credit Agreement is secured by substantially all of our assets, except retail store assets. Interest on borrowings is set at 12.0% and the loans mature on September 30, 2027. Additionally, each Credit Agreement is subject to various financial ratios and leverage covenants. The Company was not required to comply under Credit Agreements with the covenants related to the ratio of total liabilities to total net worth for the fiscal quarters ending August 31, 2025 and November 30, 2025. The Covenants are measured quarterly.

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

The sale of shares of our common stock acquired by purchasers in a private placement transaction could cause the price of our common stock to decline.

In connection with the private placement transaction we completed in December 2025, we intend to register for resale by an investor on a Form S-1, up to 1,500,000 shares of our common stock, Depending on a variety of factors, including market liquidity of our common stock, the sales of shares by such investor may cause the trading price of our common stock to decline.

Our need for future financing may result in the issuance of additional securities, which will cause investors to experience dilution.

Our cash requirements may vary from those now planned, depending upon numerous factors. Accordingly, we may need to obtain additional funding in connection with our continuing operations. There are no other commitments by any person for future financing. Our securities may be offered to other investors at a price lower than the price per share offered to current stockholders, or upon terms which may be deemed more favorable that those offered to current stockholder. In addition, the issuance of securities in any future financing may dilute an investor's equity ownership ad have the effect of depressing the market price for our securities. Moreover, we may issue securities from time to time to procure qualified personnel or for other business reasons. The issuance of any such securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 46,000,000 shares of common stock and 250,000 shares of preferred stock. In certain circumstances, our common stock, as well as the awards available of issuance under our equity incentive plans, can be issued by our board of directors without stockholder approval. Any future issuance of such stock would further dilute the percentage of ownership of us held by holders of preferred stock and common. In addition, the issuance of certain securities, including pursuant to the terms of our stockholder rights plan, may be used as an "anti-takeover" device without further action on the part of our shareholders, and may adversely affect the holders of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended November 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On January 1, 2026, there were approximately 395 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, broker or other nominees.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: January 13, 2026	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2026
/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)