Form 10-K
period 2026-02-28
Rocky Mountain Chocolate Factory, Inc.
filed 2026-05-29
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on the Nasdaq Global Market on August 29, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $6,625,531. For purposes of this calculation, shares of common stock beneficially owned by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 22, 2026, there were 9,398,826 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended February 28, 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements regarding future financial and operating results, our business strategy and plans, and our strategic priorities, are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer receptiveness to our products internationally, consumer, and retail trends, costs and availability of raw materials, competition, and the success of our co-branding strategy, the success of international expansion efforts, financial covenants in our credit agreements, our ability to maintain adequate working capital, and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled Item 1A. “Risk Factors” of Part I of this Annual Report and as described elsewhere in this Annual Report.

PART I.

ITEM 1. BUSINESS

Our Company

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries, including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation (“RMCF”) (referred to as the "Company", "Rocky Mountain Chocolate Factory," "we," "us," or "our"), is an international franchisor, confectionery producer and retail operator. Founded in 1981, and headquartered in Durango, Colorado, we produce an extensive line of premium chocolate and other confectionery products. Our revenues and profitability are derived principally from our franchised and licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products through select locations outside of our system of retail stores and may license the use of our brand with certain consumer products. As of February 28, 2026, we operated three Company-owned and had 111 licensee-owned and 139 Rocky Mountain Chocolate Factory franchised stores spread across 34 states and the Philippines.

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

Our consolidated revenues in fiscal year ("FY") 2026 were primarily derived from three principal sources: (i) sales to franchisees and other third parties of chocolates and other confectionery products produced by us (71%,76%,74% in 2026, 2025 and 2024 respectively); (ii) sales at Company-owned stores of chocolates and other confectionery products (including products produced by us) (7%, 5%,5%), and (iii) the collection of initial franchise fees, royalties and marketing fees from franchisees (22%,19%,21%). For FY 2026, nearly all of our revenues were derived from domestic sources, with less than 1% derived from international sources. As described below, the Company sold its frozen yogurt business subsequent to the end of FY 2023.

Business Strategy

Our long-term strategic objective is to build upon the solid market position of our brand and high-quality products to create a world-class experience for consumers of premium chocolate and confectionery products, whether in premium confection stores operated by our franchisees or by us, or purchased from us through a variety of other channels. We intend to lead this effort through the delivery of an exceptional store experience and development of category leadership through innovation. To accomplish this objective, we will employ a business strategy that includes the elements set forth below.

Product Quality and Variety

We maintain the gourmet taste and quality of our chocolate products by using the finest chocolate and other wholesome ingredients. We use our proprietary recipes, primarily developed by our master confectionery makers. A typical Rocky Mountain Chocolate Factory store offers approximately 100 of our chocolate products throughout the year, supplemented by limited time offerings, including many packaged products, during holiday seasons. Individual stores also offer numerous varieties of gourmet caramel apples as well as other products prepared in the store from Company recipes. We continue to enhance our product development and innovation capabilities through the Company’s in-house research and development department.

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

Multi-unit Operators

We have historically focused our franchise marketing efforts on single unit operators. As we continue to strengthen our brand, expand our product offerings, enhance the in-store experience and improve unit-level economics, we believe we are well positioned to attract multi-unit operators seeking to diversify their franchise portfolios with a premium chocolate concept. We continue to experience meaningful interest in our brand, driven in large part by leased property owners.

Rocky Mountain Chocolate Factory Name Recognition and New Market Penetration

We believe our premium reputation, store visibility and strong foot traffic across many of our locations have contributed to significant brand recognition and demand for Rocky Mountain Chocolate Factory franchises. The

Rocky Mountain Chocolate Factory system currently is concentrated in the western and Rocky Mountain regions of the United States, but growth has generated a gradual easterly momentum as new stores have been opened in the eastern half of the country. We believe this growth has further increased our name recognition and demand for our franchises. We believe that distribution of Rocky Mountain Chocolate Factory products through our Specialty Market business also increases our name recognition and brand awareness in areas of the country in which we have not previously had a significant presence, and we believe it will also improve and benefit our entire store system.

We seek to establish a fun, enjoyable and inviting atmosphere in each of our store locations. Unlike many other confectionery stores, nearly all Rocky Mountain Chocolate Factory stores prepare a variety of products, including caramel apples and fudge, in the store. In-store preparation is designed to be both fun and entertaining for customers, and we believe the in-store preparation and aroma of our products enhance the ambiance at Rocky Mountain Chocolate Factory stores, conveys an image of freshness and homemade quality.

In January 2007, we began testing co-branded locations, such as the co-branded stores with Cold Stone Creamery. Co-branding a location is a vehicle to develop retail environments that would not typically support a stand-alone Rocky Mountain Chocolate Factory store. Co-branding can also be used to more efficiently manage rent structure, payroll and other operating costs in environments that have not historically supported stand-alone Rocky Mountain Chocolate Factory stores. As of February 28, 2026, Cold Stone Creamery franchisees operated 101 co-branded locations, and U-Swirl, Inc. ("SWRL") franchisees operated 10 co-branded locations. As of February 28, 2026, the Company had three international units in operation, all within the Republic of the Philippines.

Products and Packaging

We produce over 200 chocolates and other confectionery products using proprietary recipes developed primarily by our master confectionery makers. These products include many varieties of clusters, caramels, creams, toffees, mints and truffles. These products are offered for sale and also configured into a wide variety of packaged assortments. During the holiday seasons, we make a variety of seasonal items, including many candies offered in packages, which are specifically designed for holidays. A typical Rocky Mountain Chocolate Factory store offers approximately 100 chocolate candies and other confectionery products throughout the year. Individual stores also offer more than a dozen varieties of caramel apples and other products prepared in the store.

In FY 2026, approximately 7% of our Durango plant sales resulted from the sale of products outside of our system of franchised and licensed locations, which we refer to as Specialty Market customers, compared with 16% and 10% of our Durango plant sales resulting from Specialty Market customers in FY 2025 and FY 2024, respectively. See Item 1A “Risk Factors—Risks Specific to Our Company and the Industry in Which We Operate—Our Sales to Specialty Market Customers, Customers Outside Our System of Franchised Stores, Are Concentrated Among a Small Number of Customers.” These products are produced using the same quality ingredients and production processes as the products sold in our network of retail stores.

We use the finest chocolates, nutmeats and other wholesome ingredients in our confectionery products and continually strive to offer new items in order to maintain the excitement and appeal of our offerings. We develop special packaging for the holidays and seasonal offerings, and consumers can have their purchases packaged in decorative boxes throughout the year.

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

Franchising Program

General

We continue to attract qualified and experienced franchisees, whom we consider to be a vital part of our long-term growth. We believe our relationship with our franchisees is fundamental to the performance of our brand and we strive to maintain a collaborative relationship with our franchisees. Our franchising philosophy is one of service and commitment to our franchise system, and we continuously seek to improve our franchise support services. Our concept has been rated as an outstanding franchise opportunity by publications and organizations rating such opportunities.

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

We currently have an active licensing agreement in the Republic of the Philippines, entered in October 2014 and amended and extended through November 2027. As of February 28, 2026, three units were operating under this agreement.

Co-Branding

In August 2009, we entered into a Master License Agreement with Kahala Franchise Corp. Under the terms of the agreement, select current and future Cold Stone Creamery franchise stores are co-branded with both the Rocky Mountain Chocolate Factory and the Cold Stone Creamery brands. Locations developed or modified under the agreement are subject to the approval of both parties. Locations developed or modified under the agreement will remain franchisees of Cold Stone Creamery and will be licensed to offer the Rocky Mountain Chocolate Factory brand. As of February 28, 2026, Cold Stone Creamery franchisees operated 101 stores under this agreement.

Additionally, we allow SWRL brands to offer Rocky Mountain Chocolate Factory products under terms similar to other co-branding agreements. As of February 28, 2026, there were 10 SWRL cafés offering Rocky Mountain Chocolate Factory products.

Training and Support

Each domestic franchisee owner/operator and each store manager for a domestic franchisee is required to complete a comprehensive training program in store operations and management. We have established a training center at our Durango headquarters in the form of a full-sized replica of a properly configured and merchandised Rocky Mountain Chocolate Factory store. Topics covered in the training course include our philosophy of store operation and management, customer service, merchandising, pricing, cooking, inventory and cost control, quality standards, record keeping, labor scheduling and personnel management. Training is based on standard operating policies and procedures contained in an operations manual provided to all franchisees, which the franchisee is required to follow under the terms of the franchise agreement. Additionally, and importantly, trainees are provided with a complete orientation to our operations by working in key factory operational areas and by meeting with members of our senior management.

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

The term of franchise agreements signed before July 1, 2023 is ten years, and franchisees have the right to renew for one additional ten-year term. The term of franchise agreements signed after July 1, 2023 is ten years, and franchisees have the right to renew for two additional five-year terms. Our revised franchise agreement offers a flat royalty payment on all retail stores sales ranging from 6% to as low as 4% based upon the retail sales mix of Durango-produced product sold in comparison to all retail store sales. These terms are only effective with franchise agreements entered into after July 1, 2023 or when a current franchise operator agrees to enter into a new or amended agreement with the Company.

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

In select instances, we have provided limited financing to franchisees. As a result, as of February 28, 2026, we have approximately $0.1 million of notes receivable as a result of financing our franchisees. When we finance franchisees, the notes are secured by the assets financed.

Company Store Operations

As of February 28, 2026, there were three Company-owned Rocky Mountain Chocolate Factory stores. Our flagship store, located in Durango, Colorado, (“Flagship Store”), provides a training ground for Company personnel and a controllable testing ground for new products and promotions, operating and training methods and merchandising techniques, which may then be incorporated into the franchise store operations.

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

Ingredients

The principal ingredients used in our products are chocolate, nuts, sugar, corn syrup, cream and butter. Our production facility receives shipments of ingredients daily. To ensure the consistency of our products, we buy ingredients from a limited number of reliable suppliers. In order to ensure a continuous supply of chocolate and certain nuts, we frequently enter into purchase contracts of between five to 12 months for these products. Major suppliers include Guittard Chocolate Company, Barry Callebaut, Batory Sweetener Solutions, Chase Pecan LP and Blue Diamond. Because prices for these products may fluctuate, we may benefit if prices rise during the terms of these contracts, but we may be required to pay above-market prices if prices fall. We have one or more alternative sources for most essential ingredients and therefore believe that the loss of any one supplier would not have a material adverse effect on our business or results of operations. We currently purchase small amounts of finished confectionery from third parties on a private label basis for sale in Rocky Mountain Chocolate Factory stores. As a result of recent macro-economic inflationary trends, tariffs and disruptions to the global supply chain, we have experienced and may continue to experience higher raw material, labor and freight costs.

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

Competition

The retailing of confectionery products is highly competitive. We and our franchisees compete with numerous businesses that offer products similar to those offered by our retail stores and Specialty Markets. Competitors may have greater name recognition and more financial, marketing and other resources. In addition, there is intense competition among retailers for attractive commercial real estate sites suitable for Rocky Mountain Chocolate Factory franchise store locations, store personnel and qualified franchisees.

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

Environmental Matters

We are not aware of any federal, state, local or international environmental laws or regulations that we expect to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations. During FY 2026, we had no material environmental compliance-related capital expenditures, and no such material expenditures are anticipated in FY 2027.

Seasonal Factors

Our sales and earnings are somewhat seasonal, with higher sales and earnings occurring during key holidays, such as Christmas, Easter and Valentine's Day, and the U.S. summer vacation season, which may cause fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings, the sale of franchises and the timing of purchases by customers outside our network of franchised locations. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

Regulation

Our three current Company-owned and other franchised Rocky Mountain Chocolate Factory stores are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approvals could delay or prevent the opening of new stores. New stores must also comply with landlord and developer criteria.

Many states have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises. We are also subject to the Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises and ongoing disclosure obligations.

Additionally, certain states have enacted, and others may enact, laws and regulations governing the termination or non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees, including among other things, limitations on the duration and scope of non-competition provisions applicable to franchisees. Although these laws and regulations, and related court decisions, may limit our ability to terminate franchises and alter franchise agreements, we do not believe that such laws or decisions will have a material adverse effect on our franchise operations. However, the laws applicable to franchise operations and relationships continue to develop, and we are unable to predict the effect on our intended operations of additional requirements or restrictions that may be enacted or of court decisions that may be adverse to franchisors.

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

We provide a limited amount of trucking services to third parties to fill available space on our trucks. Our trucking operations are subject to various federal and state regulations, including regulations of the Federal Highway Administration and other federal and state agencies applicable to motor carriers, safety requirements of the Department of Transportation relating to interstate transportation and federal and state regulations governing matters such as vehicle weight and dimensions.

We believe that we are operating in substantial compliance with all applicable laws and regulations.

Human Capital Resources

As of February 28, 2026, we employed approximately 160 people, including 130 full-time employees. Most employees, with the exception of store management, production management and corporate management, are paid on an hourly basis. We also employ some individuals on a temporary basis during peak periods of store and factory operations. We seek to ensure that participatory management processes, mutual respect and professionalism and high-performance expectations for the employees exist throughout the organization. We believe that we provide working conditions, wages and benefits that compare favorably with those of our competitors. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Available Information

The Internet address of our website is https://www.rmcf.com. Additional websites specific to our franchise opportunities and investor relations are https://ownarockymountainchocolatefactory.com, www.sweetfranchise.com and https://ir.rmcf.com, respectively.

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

We announce material information to the public about us and our business through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (https://ir.rmcf.com) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. The contents of our websites and corporate reports mentioned herein are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.

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

During FY 2026 our sales to Specialty Market customers were approximately $1.3 million or 5% of our total revenue.

The Divestiture Of Our U-Swirl Business May Have Material Adverse Effects On Our Financial Condition, Results Of Operations Or Cash Flows.

In May 2023, subsequent to our fiscal year-end, we announced that we had completed the sale of substantially all of the assets of U-Swirl, our wholly owned subsidiary and frozen yogurt business. The consummation of the sale of the U-Swirl business involves risks, including retention of uncertain contingent liabilities related to the divested business which could result in a material adverse effect to our financial condition, results of operations or cash flows. We cannot be certain that we will be successful in managing these or any other significant risks that we encounter as a result of divesting the U-Swirl business.

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

Same Store Sales Have Fluctuated and Will Continue to Fluctuate.

Our same store sales, defined as year-over-year sales for a store that has been open for at least one year, have fluctuated in the past on an annual and quarterly basis and are expected to continue to fluctuate in the future. Sustained declines in same store sales or significant same store sales declines in any single period could have a material adverse effect on our results of operations. For example, same store sales declines could occur as a result of widespread operational disruptions or reduced consumer traffic across many locations, including impacts from labor shortages, supply chain constraints, and inflationary pressures affecting discretionary spending. If same-store sales decline in the future, we may experience a decrease in demand for products we sell and a decrease in revenue from royalty and marketing fees.

Higher Labor Costs, Increased Competition For Qualified Team Members And Ensuring Adequate Staffing Increases The Cost Of Doing Business. Additionally, Changes In Employment And Labor Laws, Including Health Care Legislation And Minimum Wage Increases, Could Increase Costs For Our System-Wide Operations.

Our success depends in part on our and our franchisees’ ability to recruit, motivate, train and retain a qualified workforce to work in stores in a competitive environment. We and our franchisees have experienced, and could continue to experience, a shortage of labor for stores positions due to job market trends and conditions, which could decrease the pool of available qualified talent for key functions. Our ability to attract and retain hourly employees in our stores and factory has been impacted by these trends and conditions, and we expect staffing and labor challenges to continue into FY 2027. Increased costs associated with recruiting, motivating and retaining qualified employees to work in the Company-owned stores, franchised stores and our production facility have had, and may in the future have, a negative impact on our Company-owned store and production margins and the margins of franchised stores. Competition for qualified drivers for both our stores and supply-chain function also continues to increase as more companies compete for drivers or enter the delivery space, including third party aggregators. Additionally, economic actions, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers. Social media may be used to foster negative perceptions of employment with our Company in particular or in our industry generally, and to promote strikes or boycotts.

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

The Seasonality Of Our Sales And New Store Openings Can Have A Significant Impact On Our Financial Results From Quarter To Quarter.

Our sales and earnings are seasonal, with higher sales and earnings occurring during holidays and summer vacation season. This seasonality causes fluctuations in our quarterly results of operations. In addition, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sale of franchises. Because of the seasonality of our business and the impact of new store openings and sales of franchises, results for any quarter are not necessarily indicative of the results that may be achieved in other quarters or for a full fiscal year.

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

We and our franchisees rely on our computer systems and network infrastructure across our operations, including point-of-sale (POS) processing at our stores. Our and our franchisees’ operations depend upon our and our franchisees’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us or our franchisees to litigation or to actions by regulatory authorities. Furthermore, the importance of such information technology systems and networks increased in FY 2021 and continued and will continue into FY 2026 and beyond.

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

We are continuing to invest in and expand, upgrade and develop our information technology capabilities, including enterprise resource planning (ERP) software and point-of-sale (POS) systems, as well as the adoption of cloud services for e-mail, intranet, and file storage. If we are unable to successfully upgrade or expand our technological capabilities, or if these systems do not operate as intended, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. Additionally, unforeseen problems with our ERP or POS systems may affect our operational abilities and internal controls and we may incur additional costs in connection with our ERP or POS systems.

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

Our Financial Results May Be Adversely Impacted By The Failure To Successfully Execute Or Integrate Acquisitions, Divestitures And Joint Ventures.

From time to time, we may evaluate potential acquisitions (including of individual stores), divestitures or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers, sellers or business partners; perform effective assessments prior to contract execution; negotiate contract terms; and, if applicable, obtain government approval. These activities may present certain financial, managerial, staffing and talent, and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations; and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, divestitures or joint ventures are not successfully implemented or completed, there could be a negative impact on our results of operations.

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

The Nasdaq Stock Market May Delist Our Securities From Its Exchange, Which Could Limit Investors’ Ability To Make Transactions In Our Securities And Subject Us To Additional Trading Restrictions.

Our common stock is listed on the Nasdaq Capital Market. We cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on the Nasdaq Capital Market. If the Nasdaq Stock Market delists our common stock, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•
a limited amount of news and analyst coverage, if any, for our Company; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Our Auditor’s Report On Our Audited Consolidated Financial Statements For The Year Ended February 28, 2026, Included In This Annual Report, Contains An Explanatory Paragraph Relating To Our Ability To Continue As A Going Concern.

During the year ended February 28, 2026, we incurred a net loss of $4.6 million and used cash in operating activities of $1.8 million. In addition, at February 28, 2026, we were in violation of a debt covenant for our Credit Agreements (as defined below). These factors raise substantial doubts about our ability to continue as a going concern within one year of the date that the consolidated financial statements included in this Annual Report are issued. Our auditor’s report on our audited consolidated financial statements for the year ended February 28, 2026 includes an explanatory paragraph stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our operating obligations raise substantial doubt about our ability to continue as a going concern. While we are considering a variety of funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our strategic plans. Accordingly, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We Have Identified A Material Weakness In Our Internal Control Over Financial Reporting Which May, If Not Remediated, Result In Additional Material Misstatements In Our Financial Statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management identified a material weakness in our internal control over financial reporting related to inventory. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our management concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

Our Inability To Meet A Financial Covenant Contained In Our Credit Facility May Adversely Affect Our Liquidity, Financial Condition And Results Of Operations.

Pursuant to a credit agreement (as amended, the “Credit Agreement”), with RMC Credit Facility LLC, a Colorado limited liability company (the “Lender”), dated September 30, 2024, we have a $6.0 million promissory note, made by the Company to the Lender, for general corporate and working capital purposes. On August 28, 2025, we entered into an amendment to the Credit Agreement pursuant to which, among other things, the Lender made an additional loan to us in the amount of $0.6 million. The additional $0.6 million borrowed was repaid on December 31, 2025. In addition, on August 28, 2025, the Company entered into a credit agreement (the “RMCF2 Credit Agreement” and together with the Credit Agreement, the “Credit Agreements”) pursuant to which the Company borrowed $1.2 million from RMCF2 Credit, LLC, a special purpose investment entity ("RMCF2" and together with the Lender, the "Lenders") affiliated with Jeffery R. Geygan, our interim chief executive officer and a member of our board of directors. On December 31, 2025, $0.6 million of the $1.2 million was repaid to RMCF2. Each Credit Agreement is secured by substantially all of our assets, except retail store assets. Interest on borrowings is set at 12.0% and the loans mature on September 30, 2027. Additionally, each Credit Agreement is subject to various financial ratios and leverage covenants. As of February 28, 2026, we were not in compliance with the requirement under the Credit Agreements to maintain a ratio of total liabilities to tangible net worth of no more than 2.0 to 1. Our ratio as of February 28, 2026 was 3.8 to 1. The covenants are measured quarterly.

The Company has received waivers from the Lenders through August 31, 2026 as of the date of issuance of the consolidated financial statements and is in compliance with all other aspects of the Credit Agreements. There can be no assurance that the Lenders will grant us waivers for future noncompliance.

If we are not in compliance with the requirements under the Credit Agreements, under the terms of the Credit Agreements, the lenders have the option, but not the obligation, to immediately demand repayment of the full of the obligations under the applicable Credit Agreements. As of the date of this Annual Report, we do not have enough cash on hand to satisfy our obligations under either Credit Agreement if the lender thereunder exercised its option to demand repayment. If any lender exercises its option and demands repayment at some time in the future, however, we may not have sufficient funds available to make the payments required. If we are unable to repay amounts owed, the Lenders may be entitled to foreclose on and sell substantially all of our assets, which secure our borrowings under the Credit Agreements, which would have an adverse effect on our liquidity, financial condition and results of operations.

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

Our Need For Future Financing May Result In The Issuance of Additional Securities, Which Will Cause Investors To Experience Dilution.

Our cash requirements may vary from those now planned, depending upon numerous factors. Accordingly, we may need to obtain additional funding in connection with our continuing operations. There are no other commitments by any person for future financing. Our securities may be offered to investors at a price lower than the market price for our common stock, or upon terms that may be deemed to be more favorable than those offered to current stockholders. In addition, the issuance of securities in any future financing may dilute a stockholder’s equity ownership and have the effect of depressing the market price for our securities. Moreover, we may issue securities from time to time to procure qualified personnel or for other business reasons. The issuance of any such securities, which is at the discretion of our Board of Directors, may further dilute the equity ownership of our stockholders.

We Have Additional Securities Available For Issuance That, If Issued, Could Adversely Affect The Rights Of The Holders Of Our Common Stock.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of 46,000,000 shares of common stock and 250,000 shares of preferred stock. In certain circumstances, our common stock, as well as the awards available for issuance under our equity incentive plans, can be issued by our Board of Directors without stockholder approval. Any future issuance of such stock would further dilute the percentage of ownership of our Company held by our stockholders.

Future Sales Of Shares Of Our Common Stock Could Cause The Market Price For Our Common Stock To Decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of shares of common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or be depressed. In that regard, from time to time, we have engaged in private placement transactions, and we have registered for resale the shares acquired by the investors in those transactions. Depending on a variety of factors, including market liquidity of our common stock, the sales of these shares by these investors may cause the trading price of our common stock to decline.

We May Need Additional Capital, And We Cannot be Sure That Additional Financing will be Available.

Historically, we have financed our operations and capital expenditures primarily through credit agreements and sales of our capital stock. In the future, we may raise additional capital through additional debt or equity financings to support our business growth, to respond to business opportunities, challenges, competitions, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may need to raise additional capital in the future. Our ability to obtain additional capital will depend on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. If the overall economy is negatively impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when needed on acceptable terms, if at all. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, competition or unforeseen circumstances would be adversely affected.

Risks Related to the Economy

Global Or Regional Public Health Outbreaks Could Negatively Impact Our Business Operations, Financial Performance And Results Of Operations.

Our business and financial results could be negatively impacted by public health outbreaks. The severity, magnitude and duration of global or regional public health outbreaks are uncertain and hard to predict. For example, COVID-19 significantly impacted economic activity and markets around the world, and resulted in broader supply, transportation and labor disruptions resulting in inflation and generally higher operating costs in our business. Relatedly, commodity and transportation costs have become more volatile, supply chain disruptions have arisen and continued, and transportation and labor shortages have occurred. Additionally, government or regulatory responses to public health outbreaks could negatively impact our business. Mandatory lockdowns or other restrictions on operations in some countries temporarily disrupted our ability to distribute our products in some markets. Resumption, continuation or expansion of these disruptions could materially adversely impact our operations and results.

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

We Are Subject To Risks From Changes To Trade Policies, Including Tariff And Import/Export Regulations By The U.S. And/Or Other Foreign Governments.

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

Governance

Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. The Audit Committee of the Board of Directors routinely evaluates the Company’s cybersecurity through communications with management and the Company’s information technology department. Systems are in place to perform ongoing testing to defend and mitigate against unwelcome intrusions and attacks.

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

ITEM 2. PROPERTIES

Our production operations and corporate headquarters are located at 265 Turner Drive, Durango, Colorado 81303, which is a 53,000 square foot manufacturing facility that we own. During FY 2026, our manufacturing operations produced approximately 1.33 million pounds of chocolate products, which was a decrease of approximately 35% from the approximately 2.05 million pounds produced in FY 2025. In July 2024, we sold an unused parcel of land in Durango, Colorado for a purchase price of approximately $0.9 million.

The Company entered into three new leases during the year ended February 28, 2026, including the lease for the Durango retail location for 15 years in November 2025, for the Camarillo retail location for 10 years in August 2025, and the Miami office location for 3.5 years in August 2025 with a total increase in future lease payments of $1.3 million. The Company did not enter into any new leases during the year ended February 28, 2025. During the year ended February 29, 2024, the Company entered into new leases representing a future lease liability of $0.1 million. We do not deem these to be material in relation to our overall operations.

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

Holders

On May 22, 2025, there were approximately 430 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, brokers or other nominees.

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We may also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of February 28, 2026, there were three Company-owned, 111 licensee-owned and 139 franchised Rocky Mountain Chocolate Factory stores operating in 34 states and the Philippines.

Recent Developments

On August 28, 2025, the Company entered into a first amendment to the credit agreement (as amended, the "Credit Agreement"), with RMC Credit Facility LLC, a Colorado limited liability company ("RMC" or "Lender"), dated September 30, 2024. The Lender agreed to make an additional advance to the Company in the principal amount of $0.6 million, There was no change to other terms of the agreement. In connection with the amendment, the Company and the Lender agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for each of the year ending February 28, 2026. The Company was not in compliance with the covenant as of February 28, 2026. The Company has received a waiver through August 31, 2026 from the Lender as of the date of issuance of the financial statements in respect of such non-compliance and is in compliance with all other aspects of the Credit Agreement. As of February 28, 2026, the Company repaid $0.6 million of the $6.6 million outstanding.

On August 28, 2025, the Company entered into a new credit agreement ("RMCF2 Credit Agreement") with RMCF2 Credit, LLC (“RMCF2”), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's Interim Chief Executive Officer and one of the members of the Company's board of directors.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the “RMCF2 Note”). The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date.

The RMCF2 Credit Agreement contains customary events of default as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for the fiscal year ending February 28, 2026. At February 28, 2026, all covenants were met with the exception of the covenant for the maximum ratio of total liabilities to total net worth. The Company has received a waiver through August 31, 2026 from RMCF2 as of the date of issuance of the financial statements in respect of such non-compliance and is in compliance with all other aspects of the RMCF2 Credit Agreement. As of February 28, 2026, the Company repaid $0.6 million of the $1.2 million outstanding.

On December 18, 2025, the Company entered into a securities purchase agreement with ARM-D Rocky Mountain Chocolate Holdings LLC (the “Purchaser”) , pursuant to which, among other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of common stock at a price per share of $1.80, for total gross proceeds of approximately $2.7 million, less stock issuance costs of $0.2 million. On January 23, 2026, the shares were subsequently registered for resale by the Purchaser on a Form S-1 that was declared effective by the SEC on February 13, 2026.

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

The most important factors for continued growth in our earnings are our ability to increase the sales of premium chocolate products produced in our Durango production facility, and the support of our franchisees in increasing the frequency of customer visits and the average value of each customer transaction, along with ongoing e-commerce revenue growth, and new franchised store growth. In FY 2026 the Company signed four area development agreements that include the addition of 34 new franchise stores over the next three to five years.

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

Results of Continuing Operations

Fiscal 2026 Compared To Fiscal 2025

Results Summary

Basic loss per share decreased from a loss from continuing operations of $(0.86) per share in FY 2025 to a loss from continuing operations of $(0.56) per share in FY 2026. Revenues decreased by 7.0% from $29.6 million for FY 2025 to $27.5 million for FY 2026. Operating loss and loss from continuing operations was $5.9 million in FY 2025 compared to an operating loss of $3.6 million in FY 2026.

REVENUES

	For the Year Ended
	February 28,		$	%
($'s in thousands)	2026	2025	Change	Change
Durango product and retail sales	$21,362	$24,015	(2,653)	(11.0)%
Franchise fees	204	188	16	8.5%
Royalty and marketing fees	5,931	5,376	555	10.3%
Total	$27,497	$29,579	$(2,082)	(7.0)%

Durango Product and Retail Sales

The decrease in total sales for FY 2026 compared to FY 2025 was primarily due to a 11%, or $2.7 million, decrease in sales of products to our network of franchised and licensed retail stores, Specialty Markets customers, and e-commerce customers, and partially offset by price increases. Certain unfavorable specialty market contracts were not renewed in FY26.

We continue to improve production efficiencies, while adding new products we believe can generate high sales volumes and gross profit margins at or above our average level for bulk and packaged items. We continue to focus our marketing efforts to increase total pounds purchased by franchise locations.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees increased during FY 2026 compared to FY 2025 primarily due to the decrease in sales of products to our network of franchised retail stores. The royalty agreements allow for an increase in the royalty percentage due from the franchisees if the franchisee sales of product made in the stores exceeds or increases a certain percentage over the sale of Durango product items sold in franchised stores.

COSTS AND EXPENSES

Cost of Sales and Expenses

	For the Year Ended
	February 28,		$	%
($'s in thousands)	2026	2025	Change	Change
Total cost of sales	$20,643	$23,916	$(3,273)	(13.7)%
Franchise costs	2,454	2,414	40	1.7%
Sales and marketing	950	1,995	(1,045)	(52.4)%
General and administrative	5,435	6,305	(870)	(13.8)%
Retail operating	1,118	716	402	56.1%
Depreciation and amortization, exclusive of depreciation and amortization expense of $921 and $775, respectively, included in cost of sales	484	175	309	176.6%
Total	$31,084	$35,521	$(4,437)	(12.5)%

Gross Margin	For the Year Ended
	February 28,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	$719	$99	$620	626.3%
Gross margin percentage	3.4%	0.4%	3.0%	716.5%

Cost of Sales and Gross Margin

Total gross margin increased to 3.4% in FY 2026 compared to a gross margin of 0.4% during FY 2025, due primarily to the efficiencies obtained by relocating our consumer packaging operations back to our Durango production facility and sales price adjustments to offset inflationary pressures.

Franchise Costs

Franchise costs remained relatively unchanged during FY 2026 compared to FY 2025. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise costs decreased to 40.0% in FY 2026 from 43.4% in FY 2025. This decrease as a percentage of royalty, marketing, and franchise fees is primarily a result of higher royalty fees partially offset by higher costs associated with providing a high level of customer service to our entire franchise network which had been lacking in prior years. As a percentage of total revenue, franchise costs increased to 8.9% during FY 2026, compared to 8.2% during FY 2025.

Sales and Marketing

The decrease in sales and marketing costs during FY 2026, compared to FY 2025, was due primarily to operational efficiencies and changes with the organization of the department under which fewer marketing executives were hired to address gaps in our historic marketing plan, and a more focused ad spend was undertaken to direct resources to achieve a higher return on investment. As a percentage of total revenues, sales and marketing expenses decreased to 3.5% during FY 2026, compared to 6.7% during FY 2025.

General and Administrative

The decrease in general and administrative costs during FY 2026, compared to FY 2025, was due in part to cost cutting measures offset by an elevated level of professional fees. The Company had additional legal and professional costs associated with an equity raise and changes to our credit facilities. As a percentage of total revenues, general and administrative expenses decreased to 19.8% during FY 2026, compared to 21.3% during FY 2025.

Retail Operating Expenses

Retail operating expenses increased 56.1% during FY 2026 compared to FY 2025. This increase is primarily the result of the purchase of a third retail store in August 2025. As a percentage of total revenues, retail operating expenses increased to 4.1% during FY 2026 compared to 2.4% during FY 2025.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $0.5 million during FY 2026, an increase from $0.2 million during FY 2025. Depreciation and amortization included in cost of sales increased 18.8% during FY 2025 to FY 2026. This increase was the result of deprecating prior year investment in updating technology and production equipment.

The Company made capital expenditures of $0.7 million and $3.8 million during FY 2026 and FY 2025, respectively.

Other Income (Expense)

Other expense was $0.8 million during FY 2026, compared to other income of $0.2 million during FY 2025. This represents interest expense of $0.8 million during FY 2026 compared to $0.5 million during FY 2025 and interest income of $54 thousand during FY 2026 compared to $27 thousand during FY 2025.

Income Tax Provision

We had income tax expense of $0.2 million during the year ended February 28, 2026. We had no income tax expense during the years ended February 28, 2025 and February 29, 2024 due to our loss from operations. See Note 13 to the financial statements for a description of income taxes, deferred tax assets, and associated reserves.

Adjusted Gross Margin

Adjusted Gross Margin	For the Year Ended
(a non-GAAP measure)	February 28,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	$719	$99	$620	626.3%
Plus: depreciation and amortization	921	775	$146	18.8%
Total Adjusted Gross Margin (non-GAAP measure)	$1,640	$874	$766	87.6%

Total Adjusted Gross Margin (non-GAAP measure)	7.7%	3.6%	4.0%	110.9%

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

Liquidity and Capital Resources

As of February 28, 2026, working capital was $2.0 million compared with $2.4 million as of February 28, 2025. The decrease in working capital was due primarily to a net change in accounts receivable and accounts payable. Expected future cash requirements include supporting current operations and building inventory including capital expenditures to support our business.

Cash and cash equivalent balances increased from $0.7 million as of February 28, 2025 to $1.2 million as of February 28, 2026 primarily as a result of proceeds of $1.2 million from the RMCF2 Credit Agreement and gross proceeds of $2.7 million from the sale of 1,500,000 shares of common stock pursuant to a securities purchase agreement with the Purchaser. Our current ratio was 1.29 to 1.0 on February 28, 2026 compared to 1.34 to 1.0 on February 28, 2025. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During FY 2026, we had a consolidated net loss of $4.6 million. Operating activities used cash of $1.8 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $1.4 million, decrease in inventory reserve of $0.4 million, stock compensation expense of $0.3 million, deferred income taxes of $0.2 million, provision for recovery on accounts and notes receivable of $0.2 million, and change in operating assets and liabilities of $1.3 million. During FY 2025, we had a consolidated net loss of $6.1 million. Operating activities used cash of $6.6 million, with the principal adjustments to reconcile net income to net cash used in operating activities being depreciation and amortization of $1.0 million, increase in inventory reserve of

$0.3 million, stock compensation expense of $0.3 million, gain on the sale of assets of $0.2 million, and change in operating assets and liabilities of $1.8 million.

During FY 2026, investing activities used cash of $0.8 million, primarily due to the purchases of property and equipment of $0.6 million and acquisition of the retail store in Camarillo, California of $0.2 million. Investing activities used cash of $1.7 million during FY 2025 primarily due to the purchases of property and equipment of $3.8 million, partially offset by investing cash flow from the sale of assets of $2.3 million.

During FY 2026, financing activities provided cash of $3.1 million, primarily due to proceeds from notes payable of $1.8 million and issuance of common stock through a securities purchase agreement with the Purchaser of $2.7 million, partially offset by stock issuance costs of $0.2 million, payment on notes payable of $1.2 million, and payment of debt issuance costs of $10 thousand. In comparison, financing activities provided cash of $6.9 million during FY 2025 primarily due to proceeds from notes payable of $6.0 million, proceeds from drawing on a line of credit of $2.2 million, and issuance of common stock of $2.2 million, partially offset by the payment on the line of credit of $3.5 million and payment of debt issuance costs of $0.1 million.

The Company’s recurring negative cashflows from operations and heavy reliance on debt and equity financing to sustain its operations raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 28, 2026, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Credit Agreement and Payment of Wells Fargo Credit Agreement

On September 30, 2024, the Company entered into a (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

On August 28, 2025, we amended the Credit Agreement and received an additional advance of $0.6 million. The additional $0.6 million borrowed was repaid on December 31, 2025. As of February 28, 2026, $6.0 million was outstanding on the Credit Agreement. The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. In connection with the amendment, the Company and the Lender agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth of 2.0:1.0 for the fiscal year ending February 28, 2026. The Company was not in compliance with that covenant of, but was in compliance with all other covenants as of February 28, 2026.

The proceeds of the Credit Agreement were used as follows: (i) $3.5 million was used to repay the Wells Fargo Credit Agreement and (ii) the remaining balance was used for continued capital investment and working capital needs.

The Company paid off the outstanding balance of $3.5 million of the Wells Fargo Credit Agreement upon maturity on September 30, 2024.

The Company was not in compliance with the liabilities to tangible net worth of 2.0:1.0 as of February 28, 2026. The Company has received a waiver from the Lender through August 31, 2026 as of the date of issuance of these financial statements and is in compliance with all other aspects of the Credit Agreement.

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

New Credit Agreement

On August 28, 2025, we entered into the RMCF2 Credit Agreement with RMCF2.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by the RMCF2 Note. The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts. As of February 28, 2026, the Company repaid $0.6 million of the $1.2 million outstanding.

The RMCF2 Credit Agreement contains customary events of default as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement limits capital expenditures to $3.5 million per year and also contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, the Company and RMCF2 agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for the fiscal year ending February 28, 2026. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 but was in compliance with all other covenants as of February 28, 2026.

The Company was not in compliance with the liabilities to tangible net worth of 2.0:1.0 as of February 28, 2026. The Company has received a waiver from the Lender through August 31, 2026 as of the date of issuance of these financial statements and is in compliance with all other aspects of the Credit Agreement.

In connection with the RMCF2 Credit Agreement and the RMCF2 Note, the Company entered into a Deed of Trust with RMCF2 and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado

We will continue to explore additional means of strengthening our liquidity position and ensuring compliance with our debt-financing covenants, which may include the obtaining of waivers from our lenders.

New Security Purchase Agreement

On December 18, 2025, the Company entered into a securities purchase agreement with the Purchaser, pursuant to which, among other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of common stock at a price per share of $1.80, for total gross proceeds of approximately $2.7 million, less stock issuance costs of $0.2 million. On January 23, 2026, the shares were subsequently registered for resale by the Purchaser on a Form S-1 that was declared effective by the SEC on February 13, 2026.

Contractual Obligations

The table below presents significant contractual obligations of the Company at February 28, 2026.

(Amounts in thousands)

Contractual Obligations	Total	Less than 1 year	2-3 Years	4-5 years	More Than 5 years
Operating leases	$2,173	$410	$500	$288	$975
Purchase contracts	4,592	4,573	19	-	-
Total	$6,765	$4,983	$519	$288	$975

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Estimates and assumptions include, but are not limited to, the carrying value of accounts and notes receivable from franchisees, inventories, the useful lives of fixed assets, goodwill, and other intangible assets, income taxes, contingencies and litigation. We base our estimates on analyses, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company did not identify any critical estimates used in the preparation of our consolidated financial statements for the year ended February 28, 2026.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Rocky Mountain Chocolate Factory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rocky Mountain Chocolate Factory, Inc. (the “Company”) as of February 28, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 28, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

May 29, 2026

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2026	2025	2024
Revenues
Sales	$21,362	$24,015	$22,022
Franchise and royalty fees	6,135	5,564	5,929
Total Revenue	27,497	29,579	27,951

Costs and Expenses
Cost of sales	20,643	23,916	20,656
Franchise costs	2,454	2,414	2,582
Sales and marketing	950	1,995	2,132
General and administrative	5,435	6,305	6,674
Retail operating	1,118	716	671
Depreciation and amortization, exclusive of depreciation and amortization expense of $921, $775 and $750, respectively, included in cost of sales	484	175	138
Total costs and expenses	31,084	35,521	32,853

Loss from Operations	(3,587)	(5,942)	(4,902)

Other Income (Expense)
Interest expense	(840)	(454)	(53)
Interest income	54	27	79
Gain on disposal of assets	-	247	-
Other (expense) income, net	(786)	(180)	26

Loss Before Income Taxes	(4,373)	(6,122)	(4,876)

Income Tax Provision	187	-	-

Loss from Continuing Operations	(4,560)	(6,122)	(4,876)

Earnings from discontinued operations, net of tax	-	-	704

Net Loss	$(4,560)	$(6,122)	$(4,172)

Basic Loss per Common Share
Loss from continuing operations	$(0.56)	$(0.86)	$(0.77)
Earnings from discontinued operations	—	—	0.11
Net loss	$(0.56)	$(0.86)	$(0.66)

Diluted Loss per Common Share
Loss from continuing operations	$(0.56)	$(0.86)	$(0.77)
Earnings from discontinued operations	-	-	0.11
Net loss	$(0.56)	$(0.86)	$(0.66)

Weighted Average Common Shares Outstanding – Basic	8,084,372	7,079,171	6,294,411
Dilutive Effect of Employee Stock Awards	-	-	-
Weighted Average Common Shares Outstanding – Diluted	8,084,372	7,079,171	6,294,411

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	AS OF FEBRUARY 28,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$1,218	$720
Accounts receivable, less allowance for credit losses of $128 and $307, respectively	2,545	3,405
Notes receivable, current portion, less current portion of the allowance for credit losses of $28 and $28, respectively	59	11
Refundable income taxes	58	64
Inventories	4,057	4,630
Other	831	393
Total current assets	8,768	9,223
Property and Equipment, Net	8,775	9,409
Other Assets
Notes receivable, less current portion and allowance for credit losses of $0 and $0	36	69
Goodwill	576	576
Intangible assets, net	733	210
Lease right of use asset	1,310	1,241
Other	14	447
Total other assets	2,669	2,543
Total Assets	$20,212	$21,175
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,088	$4,816
Accrued salaries and wages	406	697
Gift card liabilities	654	649
Other accrued expenses	64	80
Deferred income taxes	187	-
Contract liabilities	105	139
Lease liability	282	488
Total current liabilities	6,786	6,869
Note payable	6,568	5,957
Lease Liability, less current portion	1,054	770
Contract Liabilities, less current portion	575	604
Total Liabilities	14,983	14,200
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 9,354,620 shares and 7,722,124 shares issued and outstanding, respectively	9	8
Additional paid-in capital	15,168	12,355
Accumulated Deficit	(9,948)	(5,388)
Total stockholders' equity	5,229	6,975
Total Liabilities and Stockholders' Equity	$20,212	$21,175

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 28, 2023	—	$-	6,257,137	$6	$9,458	$4,906	$14,370
Equity compensation, restricted stock units, net of shares withheld	—	—	48,890	—	438	—	438
Net loss	—	—	—	—	—	(4,172)	(4,172)
Balances as of February 29, 2024	—	$-	6,306,027	$6	$9,896	$734	$10,636
Equity compensation, restricted stock units, net of shares withheld	—	—	166,147	—	273	—	273
Issuance of common stock through securities purchase agreement	—	—	1,250,000	2	2,186	—	2,188
Net loss	—	—	—	—	—	(6,122)	(6,122)
Balances as of February 28, 2025	—	$-	7,722,174	$8	$12,355	$(5,388)	$6,975
Equity compensation, restricted stock units, net of shares withheld	—	—	132,446	—	332	—	332
Issuance of common stock through securities purchase agreement	—	—	1,500,000	1	2,481	—	2,482
Net loss	—	—	—	—	—	(4,560)	(4,560)
Balances as of February 28, 2026	—	$-	9,354,620	$9	$15,168	$(9,948)	$5,229

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
	2026	2025	2024
Cash Flows From Operating Activities
Net Loss	$(4,560)	$(6,122)	$(4,172)
Less: Earnings from discontinued operations, net of tax	—	—	704
Loss from continuing operations	(4,560)	(6,122)	(4,876)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,405	950	887
Deferred income taxes	187	—	—
Debt issuance costs	21	7	—
Increase (decrease) in inventory reserves	(355)	322	189
Provision for credit losses on accounts and notes receivable	(179)	(27)	(402)
Gain on sale or disposal of property and equipment	—	(247)	(37)
Expense recorded for stock compensation	332	273	438
Changes in operating assets and liabilities:
Accounts receivable	927	(1,194)	227
Refundable income taxes	6	(18)	299
Inventories	1,168	(297)	(879)
Other current assets	(438)	50	(101)
Accounts payable	32	1,109	975
Accrued liabilities	(293)	(1,316)	999
Contract liabilities	(63)	(85)	(115)
Net cash used in operating activities of continuing operations	(1,810)	(6,595)	(2,396)
Net cash used in operating activities of discontinued operations	—	—	(39)
Net cash used in operating activities	(1,810)	(6,595)	(2,435)

Cash Flows from Investing Activities
Addition to notes receivable	-	-	(136)
Repayments received on notes receivable	97	201	164
Proceeds from the sale or distribution of assets	-	2,265	112
Purchases of property and equipment	(569)	(3,762)	(3,017)
Acquisition of company-owned store	(165)	-	-
Increase in other assets	(127)	(359)	-
Other	-	-	9
Net cash used in investing activities of continuing operations	(764)	(1,655)	(2,868)
Net cash provided by investing activities of discontinued operations	-	-	1,418
Net cash used in investing activities	(764)	(1,655)	(1,450)

Cash Flows from Financing Activities
Proceeds from line of credit	-	2,200	1,250
Proceeds from notes payable	1,800	6,000	-
Payment on line of credit	-	(3,450)	-
Payment on notes payable	(1,200)	-	-
Payment of debt issuance costs	(10)	(50)	-
Stock issuance costs	(218)	-	-
Issuance of common stock through securities purchase agreement	2,700	2,188	-
Net cash provided by financing activities	3,072	6,888	1,250

Net Increase (Decrease) in Cash and Cash Equivalents	498	(1,362)	(2,635)

Cash and Cash Equivalents, Beginning of Year	720	2,082	4,717

Cash and Cash Equivalents, End of Year	$1,218	$720	$2,082

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying consolidated financial statements include the accounts of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, its wholly-owned subsidiaries, Rocky Mountain Chocolate Factory, Inc. (a Colorado corporation) and U-Swirl, Inc. ("SWRL"), and its previous wholly-owned subsidiaries, Aspen Leaf Yogurt, LLC (dissolved in November 2023) and U-Swirl International, Inc. (dissolved in October 2023) (“U-Swirl”), (collectively, the “Company”, or “RMCF”).

The Company is an international franchisor, confectionery producer and retail operator. Founded in 1981 and headquartered in Durango, Colorado, the Company produces produce an extensive line of premium chocolate and other confectionery products. The Company's revenues and profitability are derived principally from its franchised and licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples.

On February 24, 2023 the Company entered into an agreement to sell its three Company-owned U-Swirl locations. Separately, on May 1, 2023, subsequent to the 2023 fiscal year end, the Company entered into an agreement to sell its franchise rights and intangible assets related to U-Swirl and associated brands. As a result, the activities of the Company’s U-Swirl subsidiary that have historically been reported in the U-Swirl segment have been reported as discontinued operations. See Note 16 – Discontinued Operations for additional information regarding the Company's discontinued operations, including net sales, operating earnings and total assets by segment. The Company’s financial statements reflect continuing operations only, unless otherwise noted.

The Company’s revenues are currently derived from four principal sources: sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; the collection of initial franchise fees and royalties from franchisees’ sales; sales at Company-owned stores of chocolates and other confectionery products including gourmet caramel apples; and marketing fees.

The Company does not have a material amount of financial assets or liabilities that are required under United States Generally Accepted Accounting Principles ("GAAP") to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under GAAP, for any assets or liabilities for which fair value measurement is not presently required. The Company believes the fair values of cash equivalents, accounts and notes receivable, and accounts payable approximate their carrying amounts due to their short duration. The note payable approximates fair value due to the interest rates being consistent with market rates

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at February 28, 2026:

	Stores Open at 2/28/2025	Opened	Closed	Transferred / Acquired	Stores Open at 2/28/2026
Rocky Mountain Chocolate Factory
Company-owned stores	2	-	-	1	3
Franchise stores - Domestic stores and kiosks	138	3	(4)	(1)	136
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	107	-	(6)	-	101
SWRL - co-branded	10	-	-	-	10
Total	260				253

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the year ended February 28, 2026, the Company incurred a net loss of $4.6 million and had negative cash flows from operating activities of $1.8 million. Although the Company entered into a securities purchase agreement with ARM-D Rocky Mountain Chocolate Holdings, LLC (the "Purchaser") on December 18, 2025, where the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total gross proceeds of approximately $2.7 million, less stock issuance costs of $0.2 million, the Company still has incurred losses and had negative cash flow from operating activities. The Company was also not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0 as of February 28, 2026 for both of its debt agreements (See Note 8); however, the Company has received a waiver through August 31, 2026 for both debt agreements as of the date of issuance of these financial statements. The Company also continues to rely on debt and equity financing to support its operating activity. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the estimate of the reserve for uncollectible accounts, revenue recognition, and reserves to reduce inventory to net realizable value. The Company bases its estimates on historical experience and also on assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

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

In the first quarter of fiscal year ("FY") 2025, the Company commenced its plan to sell an unused parcel land in Durango, Colorado where the Company is headquartered. On July 10, 2024, the Company sold its parcel of land in Durango, Colorado for a purchase price of approximately $0.9 million, and recorded a gain of approximately $0.5 million in connection with the sale.

In the first quarter of FY 2025, the Company commenced its plan to sell a piece of factory machinery. During the third quarter of FY 2025, the Company sold the piece of machinery for $0.7 million. In connection with the sale the Company recorded a loss of $46 thousand. The Company did not have any other assets held for sale as of February 28, 2026.

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

Accounts and Notes Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Notes receivable generally arise from the sale of assets. Accounts and notes receivable are stated at the net amount expected to be collected, using an estimate of current expected credit losses to determine the allowance for expected credit losses. The Company evaluates the collectability of its accounts and notes receivable and determines the appropriate allowance for expected credit losses based on a combination of factors, including the aging of the receivables and historical collection trends. When the Company is aware of a customer’s inability to meet its financial obligation, the Company may individually evaluate the related receivable to determine the allowance for expected credit losses. The Company uses specific criteria to determine uncollectible receivables to be written off, including bankruptcy filings, the referral of customer accounts to outside parties for collection, and the length that accounts remain past due. As of February 28, 2026, the Company had $2.5 million of accounts receivable outstanding, inclusive of an allowance for credit losses of $0.1 million. As of February 28, 2025, the Company had $3.4 million of accounts receivable outstanding, inclusive of an allowance for credit losses of $0.3 million. As of February 29, 2024, the Company had $2.2 million of accounts receivable outstanding, inclusive of an allowance for credit losses of $0.3 million.

On February 28, 2026, the Company had total notes receivable of $0.1 million and an allowance for credit losses of $28 thousand associated with these notes, compared to $0.1 million of notes receivable outstanding and an allowance for credit losses of $28 thousand on February 28, 2025 and $1.2 million of notes receivable outstanding and an allowance for credit losses of $30 thousand on February 29, 2024. The notes require monthly payments and bear interest rates between 7.0% and 8.0%. The notes mature through December 2027 and all of the notes receivable are secured by the assets of the location. The Company may experience the failure of its wholesale customers, including its franchisees, to whom it extends credit to pay amounts owed to the Company on time, or at all.

In July 2024, the Company and Isaac Lee Collins, LLC entered into a Promissory Note and Security Assignment and Assumption Agreement (the “Agreement”) related to the outstanding U-Swirl promissory note which had an

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding principal and accrued interest balance of $1.0 million. Pursuant to the terms of the Agreement, the Company irrevocably assigned and transferred to the purchaser all of its right, title, and interest in and to the U-Swirl promissory note and the purchaser agreed to assume the same in consideration of $0.7 million. The Company recorded a loss of $0.2 million in connection with the sale and is included within gain on disposal of assets on the statements of operations as of February 28, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is adjusted for obsolete, damaged and excess inventories as well as differences between physical counts and perpetual inventory. The inventory value is determined through analysis of items held in inventory, and, if the recorded value is higher than the net realizable value, the Company records an expense to reduce inventory to its actual net realizable value. The process by which the Company performs its analysis is conducted on an item-by-item basis and takes into account, among other relevant factors, net realizable value, sales history and future sales potential. Cost is determined using the first-in, first-out method.

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

Acquisitions of Company-owned Stores

Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. In such transactions, the Company records the acquired assets and liabilities based on the total cost of the acquisition, including transaction costs. The total consideration transferred is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. No goodwill is recognized in an asset acquisition. Transaction costs associated with asset acquisitions are capitalized as part of the cost of the assets acquired.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no expiration dates on the Company’s gift cards, and the Company does not charge any service fees. While the Company’s franchisees continue to honor all gift cards presented for payment, the Company may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. Accrued gift card liability was $0.7 million and $0.6 million at February 28, 2026 and February 28, 2025, respectively. The Company recognized no breakage during FY 2026 and FY 2025.

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

There have been no impairment charges to goodwill during FY 2026 , FY 2025, or FY 2024.

Intangible Assets

Intangible assets represent non-physical assets that create future economic value and are primarily composed of store designs and trademarks. Intangible assets are amortized on a straight line basis over periods ranging from 5 years to 20 years based on the expected future economic value of the intangible asset. Intangible assets are recorded at their cost. The Company performs intangible asset impairment testing on an annual basis or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s intangible assets are further described in Note 7 to the financial statements.

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

Sales

The Company has performance obligations to sell products to franchisees and other customers, and revenue is recognized at a point in time when control of the products is transferred to the customer. Control is transferred when the order has been shipped to a customer, utilizing a third party, or at the time of delivery when shipped on the Company’s trucks. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer. Sales of products to franchisees and other customers are made at standard prices, without any bargain sales of equipment or supplies. Sales of products at retail stores are recognized at the time of sale.

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

Shipping Fees

Shipping fees charged to customers for delivery on Company trucks are reported as sales. Shipping costs incurred by the Company for inventory are reported as cost of sales or inventory.

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

Related Party Transactions

On November 26, 2024, the Company entered into a letter agreement with GVIC. The negotiation of the Agreement was overseen by an ad hoc committee of disinterested directors of the Company. Jeffrey R. Geygan, the a member of the Board and current Interim CEO of the Company, was the previous chief executive officer and principal of GVIC, was not a member of that committee. The Agreement provides that GVIC will have the right to designate one individual to the Board of Directors. In addition, the Company will cooperate in good faith with GVIC to mutually agree upon one additional individual to serve as an independent director on the Board. For the period from the effective date of the Agreement continuing through the day that is 15 days prior to the deadline for submission of stockholder proposals for the Company’s 2027 annual meeting of stockholders, the Board will have no more than seven members. Also, if at any time GVIC no longer beneficially owns shares of the Company’s common stock representing in the aggregate more than 10 percent of the Company’s common stock then-outstanding, then its designated Board member will promptly offer to resign from the Board. The Company reimbursed GVIC for $0.1 million of legal fees associated with executing the agreement.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 30, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with a lender, RMC Credit Facility, LLC ("RMC"). RMC is a related party of the Company as a member of the Company's board of directors was involved and an investor with the Credit Agreement. Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidence by a promissory note (the “Note”). The Note matures on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts. On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the year ended February 28, 2026, 194,189 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended February 28, 2025, 235,664 shares of common stock that were issuable upon the vesting of restricted stock units excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended February 29, 2024, 960,677 shares of common stock that were issuable upon exercise of warrants, 160,958 shares of common stock that were issuable upon the vesting of restricted stock units, and 17,698 shares of common stock that were issuable upon the exercise of options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Advertising and Promotional Expenses

The Company expenses advertising costs as incurred. Total advertising expenses amounted to $0.2 million, $0.7 million, and $0.7 million for the years ended February 28, 2026, February 28, 2025, and February 29, 2024 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade and notes receivables, accounts payables, and notes payable. The fair value of all instruments approximates the carrying value, because of the relatively short maturity of these instruments. The note payable approximates fair value due to the interest rates being

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consistent with market rates. All of the Company’s financial instruments are classified as level 1 assets within the fair value hierarchy. The Company does not have any financial instruments classified as level 3 assets.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

NOTE 2 – SUPPLEMENTAL CASH FLOW INFORMATION

For the three years ended February 28 or 29:

($'s in thousands)
Cash paid (received) for:	2026	2025	2024
Interest	$840	$454	$25
Income taxes	(6)	88	(299)
Supplemental disclosure of non-cash operating activities:
Inventory accrued but not yet paid	$240	$297	$-
Non-cash additions to operating lease right of use assets and liabilities	539	-	-
Supplemental disclosure of non-cash investing activities:
Accounts receivable exchanged for notes receivable	$112	$-	$-
Sale of assets in exchange for note receivable	-	-	1,000

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

The following table summarizes contract liabilities as of February 28, 2026 and February 28, 2025:

	Years Ended
	February 28:
($'s in thousands)	2026	2025
Contract liabilities at the beginning of the year:	$743	$829
Revenue recognized	(204)	(188)
Contract fees received	141	102
Contract liabilities at the end of the year:	$680	$743

At February 28, 2026, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, are estimated to be the following (amounts in thousands):

2027	$105
2028	101
2029	91
2030	81
2031	72
Thereafter	230
Total	$680

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company recognized no breakage revenue during FY 2026 and FY 2025 and recognized breakage revenue of $40 thousand during FY 2024.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISAGGREGATION OF REVENUE

The following tables present disaggregated revenue by the method of recognition and segment:

For the Year Ended February 28, 2026

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$204	-	$-	$204

Revenues recognized at a point in time:

($'s in thousands)
Durango Product sales	$-	$19,388	$-	$19,388
Retail sales	-	-	1,974	1,974
Royalty and marketing fees	5,931	-	-	5,931
Total revenues recognized over time and point in time	$6,135	$19,388	$1,974	$27,497

For the Year Ended February 28, 2025

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$188	$-	$-	$188

Revenues recognized at a point in time:

($'s in thousands)
Durango Product sales	$-	$22,549	$-	$22,549
Retail sales	-	-	1,466	1,466
Royalty and marketing fees	5,376	-	-	5,376
Total revenues recognized over time and point in time	$5,564	$22,549	$1,466	$29,579

For the Year Ended February 29, 2024

Revenues recognized over time:

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Franchise fees	$168	$-	$-	$168

Revenues recognized at a point in time:

($'s in thousands)
Durango Product sales	$-	$20,703	$-	$20,703
Retail sales	-	-	1,319	1,319
Royalty and marketing fees	5,761	-	-	5,761
Total revenues recognized over time and point in time	$5,929	$20,703	$1,319	$27,951

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – INVENTORIES

Inventories consist of the following at February 28:

($'s in thousands)	2026	2025
Ingredients and supplies	$2,156	$2,864
Finished candy	2,057	2,277
Reserve for obsolete inventory	(156)	(511)
Total inventories	$4,057	$4,630

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at February 28:

($'s in thousands)	2026	2025
Land	$124	$124
Building	5,574	5,415
Machinery and equipment	15,278	14,904
Furniture and fixtures	720	519
Leasehold improvements	136	136
Transportation equipment	326	326
	22,158	21,424

Less accumulated depreciation	(13,383)	(12,015)
Property and equipment, net	$8,775	$9,409

Depreciation expense related to property and equipment totaled $1.4 million, $0.9 million and $0.9 million during the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at February 28:

				2026		2025
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$954	$(321)	$395	$(295)
Trademark/Non-competition agreements	5	-	20	250	(150)	259	(149)
Total				1,204	(471)	654	(444)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,780	$(471)	$1,230	$(444)

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There was no change to goodwill during the fiscal years ended February 28, 2026 and February 28, 2025.

Amortization expense related to intangible assets totaled $37 thousand, $27 thousand and $28 thousand during the fiscal years ended February 28, 2026, February 28, 2025 and February 29, 2024, respectively.

At February 28, 2026, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

2027	$83
2028	83
2029	83
2030	83
2031	79
Thereafter	322
Total	$733

NOTE 8 – NOTES PAYABLE

Note Payable with RMC Credit Facility, LLC

On September 30, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with a lender, RMC Credit Facility, LLC ("RMC"). RMC is a related party of the Company as a member of the Company's board of directors was involved and an investor with the Credit Agreement. Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidence by a promissory note (the “Note”). The Note matures on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company’s accounts receivable and cash accounts.

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

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. In connection with the amendment, the Company and RMC agreed to waive the financial covenant providing for a maximum ratio of total liabilities to total net worth for the fiscal year ended February 28, 2026. Loan origination fees incurred are immaterial.

As of February 28, 2026, the Company had $6.0 million outstanding on the Credit Agreement. Interest on the outstanding amount was paid through February 28, 2026. The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 as of February 28, 2026. The Company has received a waiver from RMC

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through August 31, 2026 as of the date of issuance of these financial statements and is in compliance with all other aspects of the Credit Agreement.

In December 2025, the Company repaid $0.6 million of the $6.6 million outstanding.

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

The RMCF2 Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. Pursuant to the RMCF2 Credit Agreement, RMCF2 waived the financial covenant providing for a maximum ratio of total liabilities to total net worth for the year ending February 28, 2026. Loan origination fees incurred are immaterial.

In connection with the RMCF2 Credit Agreement, the Company entered into a Deed of Trust with RMCF2 and the Public Trustee of La Plata County, Colorado with respect to the Company’s property in Durango, Colorado.

On February 28, 2026, the Company had $0.6 million outstanding on the RMCF2 Credit Agreement. The Company was not in compliance with the maximum liabilities to tangible net worth covenant of 2.0:1.0, and received a waiver through August 31, 2026 of such covenant in connection with the RMCF2 Credit Agreement. As of the date of the issuance of these financial statements, the Company is in compliance with all other aspects of the RMCF2 Credit Agreement. As of February 28, 2026, the Company repaid $0.6 million of the $1.2 million principal amount.

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

On December 18, 2025, the company entered into a securities purchase agreement with the Purchaser pursuant to which, among other things, the Purchaser agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Purchaser, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total gross proceeds of approximately $2.7 million, less stock issuance costs of $0.2 million. The shares were subsequently registered for resale by the Purchaser on a Form S-1 that was declared effective by the SEC on February 13, 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation Plans

Under the Company's previous 2007 Equity Incentive Plan, the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Plan, to form the 2024 Plan with a total of 1,031,940 shares. As of February 28, 2026, 565,494 shares were available for issuance.

The following table summarizes non-vested restricted stock unit activity for common stock during the years ended February 28 or 29, 2026, 2025, and 2024:

	Years Ended
	February 28 or 29:
	2026	2025	2024
Outstanding non-vested restricted stock units at beginning of year:	235,664	160,958	154,131
Granted	121,729	502,880	157,145
Vested	(132,446)	(166,147)	(48,890)
Cancelled/forfeited	(30,758)	(262,027)	(101,428)
Outstanding non-vested restricted stock units as of February 28 or 29:	194,189	235,664	160,958

Weighted average grant date fair value	$1.93	$2.52	$5.59
Weighted average remaining vesting period (in years)	0.58	1.27	1.94

Total unrecognized stock-based compensation expense for non-vested restricted stock units was approximately $0.3 million, and is expected to be recognized over the next 1.2 years.

The following table summarized stock option activity during the years ended February 28 or 29:

	Years Ended
	February 28 or 29:
	2026	2025	2024
Outstanding stock options at beginning of year:	-	17,698	36,144
Granted	—	-	-
Exercised	—	-	-
Cancelled/forfeited	—	(17,698)	(18,446)
Outstanding stock options as of February 28 or 29:	-	-	17,698

Weighted average exercise price	$-	$-	$6.49
Weighted average remaining contractual term (in years)	-	-	8.26

During the year ended February 28, 2026, the Company issued a total of 121,729 restricted stock units, inclusive of the 2024 Plan and non-plan awards, which are subject to vesting over time. These issuances were made to certain of the Company's executives and members of the board of directors. These restricted stock units were issued with an aggregate grant date fair value of $0.2 million or $1.93 per share.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended February 29, 2024, the Company issued a total of 157,145 restricted stock units, inclusive of the 2007 Plan and non-plan awards, of which 95,151 restricted stock units are subject to vesting based on the achievement of Company performance goals and 61,994 restricted stock units that vest over time. These issuances were made to certain of the Company's executives. These restricted stock units were issued with an aggregate grant date fair value of $0.9 million or $5.59 per share. The performance-based restricted stock units and the unvested time-based restricted stock units were forfeited upon termination of the executives to whom the awards were granted.

The Company recognized $0.3 million, $0.3 million and $0.4 million of stock-based compensation expense during the years ended February 28, 2026, February 28, 2025, and February 29, 2024, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

Except as noted above, restricted stock units generally vest at the grant date or over a period of two to three years. During the years ended February 28 and 29, 2026, 2025, and 2024, restricted stock units which vested and common stock shares issued was 132,446, 166,147 and 48,890, respectively.

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

On November 1, 2022, the Company sent a formal notice to the former customer terminating the agreement. As of February 28, 2026, no Warrant Shares had vested and the Company has no remaining material obligations under the Warrant. The warrant expired during the year ended February 28, 2025.

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

The Company acts as primary lessee for one franchised store premises, which the Company then subleases to franchisee, but the majority of existing franchised locations are leased by the franchisee directly. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease.

The Company also leases trucking equipment and warehouse space in support of its production operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the years ended February 28 or 29, 2026, 2025, and 2024, lease expense recognized in the consolidated statements of operations was $0.6 million, $0.5 million and $0.6 million, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the Asset and Liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 10.29%, 3.9%, and 3.9% as of February 28, 2026, February 28, 2025, and February 29, 2024 respectively. The total estimated future minimum lease payments is $2.2 million as of February 28, 2026.

As of February 28, 2026, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

FYE 27	$410
FYE 28	264
FYE 29	236
FYE 30	144
FYE 31	144
Thereafter	975
Total undiscounted lease payments	$2,173
Less: Imputed interest	(837)
Total lease liabilities:	$1,336
Lease liabilities, current portion	282
Lease liabilities, net of current portion	1,054
Total lease liabilities	$1,336

The weighted average lease term at February 28 and 29, 2026, 2025, and 2024 was 8.4 years, 5.8 years, and 5.8 years, respectively.

The following is a schedule of cash paid for lease liabilities for the three years ended February 28 or 29:

($'s in thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	648	514	544

The Company entered into three new leases during the year ended February 28, 2026, including the lease for the Durango retail location for 15 years in November 2025, for the Camarillo retail location for 10 years in August 2025, and the Miami office location for 3.5 years in August 2025 with a total increase in future lease payments of $1.3 million. The Company did not enter into any new leases during the year ended February 28, 2025. During the year ended February 29, 2024, the Company entered into new leases representing a future lease liability of $0.1 million.

The Company did not have any leases categorized as finance leases as of February 28, 2026 or February 28, 2025.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between five to twelve months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above-market prices if prices fall and it is unable to renegotiate the terms of the contract. As of February 28, 2026, the Company was contracted for approximately $4.6 million of raw materials under such agreements. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. As of February 28, 2026, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl (see Note 16). The Company does not expect this to have a material impact on the business or financial condition. The Company is not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

NOTE 12 - ACQUISITION OF COMPANY-OWNED STORE

On August 15, 2025, the Company entered into an Asset Purchase Agreement with Crakim, Inc., to purchase substantially all assets related to the operation of a Rocky Mountain Chocolate Factory franchise located at Camarillo Premium Outlets, Camarillo, California. The assets acquired include inventory, equipment, trade fixtures, leasehold improvements, intellectual property, domain names, customer lists, and other tangible and intangible assets specified in the agreement. The Company did not assume any pre-existing liabilities of the seller. As a result of the acquisition, this is the Company's third retail store.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – INCOME TAXES

Income tax expense (benefit) is comprised of the following for the years ended February 28 or 29:

($'s in thousands)	2026	2025	2024
Current
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—

Deferred
Federal	152	—	—
State	35	—	—
Total Deferred	187	—	—
Total	$187	$—	$—

A reconciliation of the statutory federal income tax rate and the effective rate as a percentage of pretax income is as follows for the years ended February 28 or 29:

	2026	2025	2024
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6%	0.0%	0.0%
Work opportunity tax credits	0.0%	0.0%	0.0%
Equity compensation tax expense	0.0%	0.0%	0.0%
Compensation and benefits permanent differences	(0.7)%	(0.1)%	(0.2)%
Return to provision	(3.5)%	0.0%	0.0%
Prior year true up	0.8%	0.0%	0.0%
Prior year NOL return to provision	3.0%	0.0%	0.0%
Other	0.2%	(0.1)%	1.6%
Valuation allowance - federal	(22.1)%	(20.8)%	(22.4)%
Valuation allowance - state	(4.1)%	0.0%	0.0%
Federal Depreciation true-up	(2.4)%	0.0%	0.0%
Effective tax rate	(4.3)%	0.0%	(0.0)%

During FY 2026, the Company's effective tax rate was 4.3%. During FY 2025, and FY 2024 the Company's effective tax rate was zero. This was primarily the result of losses reported in the year, no income taxes due, and full valuation allowance against deferred tax assets.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income taxes as of February 28 are as follows:

($'s in thousands)	2026	2025
Deferred Tax Assets
Allowance for doubtful accounts and notes	$38	$83
Inventories	39	127
Accrued compensation	69	105
Loss provisions and deferred income	303	347
Self-insurance accrual	—	—
Interest & other	28	30
Restructuring charges	100	100
Right of use liabilities	330	313
Accumulated net losses	6,532	5,223
Valuation allowance	(5,356)	(4,208)
Net deferred tax assets	$2,083	$2,120

Deferred Tax Liabilities
Depreciation and amortization	(1,796)	(1,727)
Right of use assets	(324)	(309)
Prepaid expenses	(150)	(84)
Deferred Tax Liabilities	(2,270)	(2,120)

Net deferred tax liability	$(187)	$-

The following table summarizes deferred income tax valuation allowances as of February 28:

($'s in thousands)	2026	2025
Valuation allowance at beginning of period	$4,208	$3,106
Tax expense realized by valuation allowance	1,148	1,102
Valuation allowance at end of period	$5,356	$4,208

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

As of February 28, 2026 and February 28, 2025, the Company had a valuation allowance against its deferred tax assets in the amount of $5.4 million and $4.2 million. The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. As such, the Company is required to make judgments regarding income tax exposures.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's judgments which can materially affect amounts recognized in the balance sheets and statements of operations. The result of the assessment of the Company's tax positions did not have an impact on the consolidated financial statements for the years ended February 28, 2026 or 2025. The Company does not have any significant unrecognized tax benefits and does not anticipate a significant increase or decrease in unrecognized tax benefits within the next twelve months. Amounts are recognized for income tax related interest and penalties as a component of general and administrative expense in the statement of income and are immaterial for the years ended February 28, 2026 and 2025.

As of February 28, 2026, we have $26.4 million and $20.6 million of gross federal and state net operating loss ("NOL") carryforwards, $0.8 million of federal NOL and $1 thousand of state NOL will expire in fiscal years 2027 and 2040, and $25.5 million of federal NOL has an indefinite carryforward period. We do not have any federal or state tax credit carryforwards as of February 28,2026.

The Company’s subsidiary, U-Swirl International Inc. ("U-Swirl"), had a history of net operating losses prior to the company’s acquisition of U-Swirl and thus the Company has a related net operating loss carry forward. In accordance with Section 382 of the Internal Revenue Code, deductibility of U-Swirl’s Federal net operating loss carryovers may be subject to annual limitation in the event of a change in control. The Company performed a preliminary evaluation as to whether a change in control took place, and concluded that there was a change of control with respect to the net operating losses of U-Swirl when the Company acquired its controlling ownership interest. The initial limitations limited the deductibility of U-Swirl’s net operating loss carryovers, but the annual loss limitation is deductible to the Company and U-Swirl upon the filing of joint tax returns in FY 2017 and future years. As of the end of fiscal year, the Company liquidated U-Swirl pursuant to IRC Sec 382. As such, the U-Swirl NOLs carryover to the Company along with any IRC Sec 382 limitations that were previously determined.

The Company estimates the potential future tax deductions of U-Swirl’s Federal net operating losses, limited by section 382, to be approximately $1.8M with a resulting deferred tax asset of approximately $0.4M. U-Swirl’s Federal net operating loss carryovers will expire at various dates beginning in fiscal year 2027.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The legislation included significant changes to the U.S. federal income tax code, effective beginning in the Company’s FY26. The changes included restoration of 100% bonus depreciation, reinstatement of immediate expensing of research and development expenditures, and modifications to the interest expense limitation calculation, among others. The Company was not impacted by these provisions as it plans to opt out of bonus deprecation due to the Company's CY taxable loss position, its R&D expenses were nominal, and it is below the 3-year gross receipts threshold of $31M, and as such was not subject to the business interest expense limitation rules.

Income tax provision allocated to continuing operations and discontinued operations for the years ended February 28 or 29, 2026, 2025, and 2024 was as follows:

($'s in thousands)	2026	2025	2024
Continuing operations	$187	$—	$—
Discontinued operations	—	—	—
Total tax provision	$187	$—	$—

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan called the Rocky Mountain Chocolate Factory, Inc. 401(k) Plan. Eligible participants are permitted to make contributions up to statutory limits. The Company makes a matching contribution, which vest ratably over a 3-year period, and is 25% of the employee’s contribution up to a maximum of 1.5% of the employee’s compensation. During the years ended February 28 or 29, 2026, 2025, and 2024 the Company’s contribution to the plan was approximately $0.1 million, $0.1 million, and $0.1 million, respectively.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – OPERATING SEGMENTS

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FY 2026
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$6,135	$20,026	$1,974	$-	$28,135
Intersegment revenues	-	(638)	-	-	(638)
Revenue from external customers	6,135	19,388	1,974	-	27,497

Costs and Expenses
Cost of Sales	-	20,048	595	-	20,643
Labor costs	2,081	-	488	1,810	4,379
Operating expenses	627	-	630	499	1,756
Professional fees	176	-	-	1,685	1,861
Other general & administrative expenses	520	-	-	1,441	1,961
	3,404	20,048	1,713	5,435	30,600
Depreciation and amortization, exclusive of depreciation and amortization expense of $921 included in cost of sales (manufacturing segment)	51	-	29	403	484
Total costs and expenses	3,455	20,048	1,742	5,838	31,084

Segment profit (loss)	2,680	(660)	232	(5,838)	(3,587)

Other income (expense)
Interest expense	-	-	-	(840)	(840)
Interest income	-	-	-	54	54
Other income (expense), net	-	-	-	(786)	(786)

Loss before income taxes	2,680	(660)	232	(6,624)	(4,373)

Income tax provision	-	-	-	187	187

Earnings (loss) from continuing operations	2,680	(660)	232	(6,811)	(4,560)

Earnings (loss) from discontinued operations, net of tax	-	-	-	-	-

Net loss	2,680	(660)	232	(6,811)	(4,560)

Other Segment Disclosures
Total assets	1,698	14,394	1,792	2,328	20,212
Capital expenditures	-	195	281	258	734

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FY 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,564	$23,572	$1,466	$-	$30,602
Intersegment revenues	-	(1,023)	-	-	(1,023)
Revenue from external customers	5,564	22,549	1,466	-	29,579

Costs and Expenses
Cost of Sales	-	23,463	453	-	23,916
Labor costs	2,483	-	433	2,250	5,166
Operating expenses	1,338	-	283	545	2,166
Professional fees	403	-	-	2,335	2,738
Other general & administrative expenses	185	-	-	1,175	1,360
	4,409	23,463	1,169	6,305	35,346
Depreciation and amortization, exclusive of depreciation and amortization expense of $775 included in cost of sales (manufacturing segment)	50	-	13	112	175
Total costs and expenses	4,459	23,463	1,182	6,417	35,521

Segment profit (loss)	1,105	(914)	284	(6,417)	(5,942)

Other income (expense)
Interest expense	-	-	-	(454)	(454)
Interest income	-	-	-	27	27
Gain on sale of assets	-	-	-	247	247
Other income (expense), net	-	-	-	(180)	(180)

Loss before income taxes	1,105	(914)	284	(6,597)	(6,122)

Income tax provision	-	-	-	-	-

Earnings (loss) from continuing operations	1,105	(914)	284	(6,597)	(6,122)

Earnings (loss) from discontinued operations, net of tax	-	-	-	-	-

Net loss	1,105	(914)	284	(6,597)	(6,122)

Other Segment Disclosures
Total assets	2,213	14,867	803	3,292	21,175
Capital expenditures	16	2,543	7	1,196	3,762

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FY 2024
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$5,928	$21,833	$1,319	$-	$29,080
Intersegment revenues	-	(1,129)	-	-	(1,129)
Revenue from external customers	5,928	20,704	1,319	-	27,951

Costs and Expenses
Cost of Sales	-	20,200	456	-	20,656
Labor costs	1,947	-	337	3,373	5,657
Operating expenses	1,732	-	335	599	2,666
Professional fees	714	-	-	1,675	2,389
Other general & administrative expenses	321	-	-	1,026	1,347
	4,714	20,200	1,128	6,673	32,715
Depreciation and amortization, exclusive of depreciation and amortization expense of $750 included in cost of sales (manufacturing segment)	32	6	8	92	138
Total costs and expenses	4,746	20,206	1,136	6,765	32,853

Segment profit (loss)	1,182	498	183	(6,765)	(4,902)

Other income (expense)
Interest expense	-	-	-	(53)	(53)
Interest income	-	-	-	79	79
Other income (expense), net	-	-	-	26	26

Loss before income taxes	1,182	498	183	(6,739)	(4,876)

Income tax provision	-	-	-	-	-

Earnings (loss) from continuing operations	1,182	498	183	(6,739)	(4,876)

Earnings from discontinued operations, net of tax	-	-	-	704	704

Net loss	1,182	498	183	(6,035)	(4,172)

Other Segment Disclosures
Total assets	1,255	11,989	510	6,823	20,577
Capital expenditures	135	2,297	42	543	3,017

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

The following table discloses the results of operations of the businesses reported as discontinued operations for the years ended February 28 or 29, 2026, 2025, and 2024, respectively (amounts in thousands):

	FOR THE YEARS ENDED FEBRUARY 28 or 29,
($'s in thousands)	2026	2025	2024
Total Revenue	$—	$—	$212
Cost of sales	—	—	—
Operating Expenses	—	—	143
Gain on disposal of assets	—	—	(635)
Other expense, net	—	—	—
Earnings from discontinued operations before income taxes	—	—	704
Income tax provision	—	—	—
Earnings (loss) from discontinued operations, net of tax	$—	$—	$704

There were no assets or liabilities held for sale for U-Swirl as of February 28 or 29, 2026, 2025, and 2024, respectively:

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

NOTE 17 - SUBSEQUENT EVENTS

The Company was not in compliance with the liabilities to tangible net worth covenant of 2.0:1.0 as of the end of the Company's first fiscal quarter, for which a waiver though August 31, 2026 under the Company's debt agreements was received.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2026.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP. Management, with the participation of our Interim Chief Executive Officer, has evaluated the effectiveness, as of February 28, 2026, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that our internal control over financial reporting was not effective as of February 28, 2026 due to the identification of the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management has concluded that the material weaknesses noted below existed in the Company’s internal control over financial reporting.

The following material weakness was identified as of February 28, 2026:

Inventory: Management identified a material weakness in internal control over financial reporting related to inventory valuation within a perpetual inventory system maintained at standard cost, including the application of unit-of-measure inputs and overhead cost components. The material weakness arose during the implementation and stabilization of a new financial and operational system, during which certain control activities did not operate with sufficient precision, resulting in audit adjustments related to incorrect units of measure in inventory pricing and inconsistencies in overhead application. The root causes included the complexity of configuring standard cost accounting, the need to further refine system configurations and data alignment, and insufficient precision in review controls over inventory valuation and variance analysis. While controls were in place, they did not operate effectively during the stabilization period; however, this deficiency reflects a need to improve the effectiveness of the control framework rather than an absence of controls. Notwithstanding the identified material weakness, management believes the consolidated financial

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements included in this Annual Report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows.

Under the applicable SEC rules, we are not required to include an attestation report of our independent registered public accounting firm, CohnReznick LLP, on the Company’s internal control over financial reporting.

Remediation Efforts to Address Material Weakness

Management is implementing a remediation plan to address the material weakness and strengthen controls over inventory valuation within its standard cost framework, including (i) completing a comprehensive review and refinement of standard cost build-ups and overhead absorption methodologies to better align with operational cost drivers, (ii) standardizing unit-of-measure definitions and implementing controls to ensure consistency across inventory master data, bills of materials, and valuation processes, (iii) enhancing inventory valuation controls through independent review, reconciliation procedures, and cross-checks of system-generated costs to expected results, and (iv) improving the precision of management review controls, including formalized variance analysis with defined thresholds and documented follow-up. In addition, the Company is integrating these controls into its ongoing monitoring activities, increasing training for relevant personnel, and reducing reliance on manual adjustments through greater use of system-based controls. Management is completing the design and implementation of these enhancements and will demonstrate sustained operating effectiveness, after which the material weakness will be considered remediated.

ITEM 9B. OTHER INFORMATION

During the three months ended February 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2026.

The Company has adopted a comprehensive insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers, employees, and other designated individuals, which is designed to promote compliance with all applicable insider trading laws, rules, and regulations. A copy of this policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below, the information required by this item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2026.

Equity Compensation Plan Information

The following table provides information with respect to the Company’s equity compensation plan, as of February 28, 2026, which consists solely of the Company’s 2024 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
Equity compensation plans approved by the Company’s stockholders	194,189	$-	565,494
Equity compensation plans not approved by the Company’s stockholders	-0-	-0-	-0-
Total	194,189	$-	565,494

(1)
Awards outstanding under the 2024 Equity Incentive Plan as of February 28, 2026 consist of 194,189 unvested restricted stock units and no outstanding stock options.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after February 28, 2026.

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report:
1.
Financial Statements

2.
Financial Statement Schedule

Schedule II

Valuation and Qualifying Accounts (amounts in thousands):

	Balance at Beginning of Year	Additions Charged to Costs & Exp.	Deductions	Balance at End of Year
Year Ended February 28, 2026
Valuation Allowance for Accounts and Notes Receivable	$335	(145)	34	$156

Year Ended February 28, 2025
Valuation Allowance for Accounts and Notes Receivable	$362	53	80	$335

Year Ended February 29, 2024
Valuation Allowance for Accounts and Notes Receivable	$764	113	515	$362

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

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

Exhibit 2.1 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

3.1	Amended and Restated Certificate of Incorporation of Rocky Mountain Chocolate Factory, Inc., a Delaware corporation	Exhibit 3.1 to the Current Report on Form 8-K12G3 filed on March 2, 2015 (File No. 333-200063)

3.2	Third Amended and Restated Bylaws of Rocky Mountain Chocolate Factory, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 12, 2023 (File No. 001-36865)

4.1**	Description of Securities	Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (File No. 001-36865)

10.1**	Form of Employment Agreement (Officers)	Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.2	Form of Franchise Agreement for Rocky Mountain Chocolate Factory	Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 (File No. 000-14749)

10.3**	Rocky Mountain Chocolate Factory, Inc. 2007 Equity Incentive Plan (as Amended and Restated)	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2020 (File No. 001-36865)

10.4**	Rocky Mountain Chocolate Factory, Inc. 2024 Omnibus Incentive Compensation Plan	Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (File No. 001-36865)

10.5**	Form of Indemnification Agreement (Directors)	Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.6**	Form of Indemnification Agreement (Officers)	Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 000-14749)

10.7*	Master License Agreement, dated August 17, 2009, between Kahala Franchise Corp. and Rocky Mountain Chocolate Factory, Inc., a Colorado corporation	Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended August 31, 2009 (File No. 000-14749)

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.8	Credit Agreement, dated October 13, 2021, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 6, 2022 (File No. 001-36865)

10.9	First Amendment to Credit Agreement, dated September 26, 2022, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2022 (File No. 001-36865)

10.10	Second Amendment to Credit Agreement, dated September 20, 2023 by and between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2023 (File No. 001-36865)

10.11	Revolving Line of Credit Note, dated September 28, 2023, between Wells Fargo Bank, National Association and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 3, 2023 (File No. 001-36865)

10.12†	Settlement and Release Agreement, dated December 14, 2022, between Bradley L. Radoff, Andrew T. Berger, AB Value Management LLC, Mary Bradley and Rocky Mountain Chocolate Factory, Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2022 (File No. 001-36865)

10.13	Secured Promissory Note, dated May 1, 2023, by and between U Swirl, LLC, a Delaware limited liability company, and U-Swirl International, Inc., a Nevada corporation	Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

10.14

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

Exhibit 10.3 to the Current Report on Form 8-K filed on May 4, 2023 (File No. 001-36865)

10.16	Covenant Breach Waiver, dated January 22, 2024, issued by Wells Fargo Bank, N.A.	Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (File No. 001-36865)

10.17	Covenant Breach Waiver, dated May 15, 2025, issued by RMC Credit Facility, LLC	Filed herewith.

10.18	Offer Letter, dated May 29, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Jeffrey R. Geygan	Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2024 (File No. 001-36865)

10.19**	Offer Letter, executed July 18, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Carrie E. Cass	Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2024 (File No. 001-36865)

10.20*	Promissory Note and Security Assignment and Assumption Agreement, dated as of July 26, 2024, by and between the Company and Isaac Lee Collins, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024 (File No. 001-36865)

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.21	Securities Purchase Agreement, dated as of August 5, 2024, by and among Rocky Mountain Chocolate Factory, Inc. and certain purchasers thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024 (File No. 001-36865)

10.22	Registration Rights Agreement dated as of August 5, 2024, by and among Rocky Mountain Chocolate Factory, Inc. and certain purchasers thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2024 (File No. 001-36865)

10.23	Credit Agreement, dated September 30, 2024, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMC Credit Facility, LLC, a Colorado limited liability company	Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024.

10.24	Promissory Note, dated September 30, 2024, made by Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, to RMC Credit Facility, LLC, a Colorado limited liability company	Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2024.

10.25

Deed of Trust, dated September 30, 2024, by and among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, RMC Credit Facility, LLC, a Colorado limited liability company, and the Public Trustee of La Plata County, Colorado

Exhibit 10.3 to the Current Report on Form 8-K filed on October 4, 2024.

10.26	Agreement dated as of November 26, 2024, by and between Rocky Mountain Chocolate Factory, Inc. and Global Value Investment Corporation and its affiliates	Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2024.

10.27	Credit Agreement, dated August 28, 2025, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMCF2 Credit, LLC, a Wisconsin limited liability company	Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.28	Promissory Note, dated August 28, 2025, made by Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, to RMCF2 Credit, LLC, a Wisconsin limited liability company	Exhibit 10.2 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.29

Deed of Trust, dated August 28, 2025, by and among Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, RMCF2 Credit, LLC, a Wisconsin limited liability company, and the Public Trustee of La Plata County, Colorado

Exhibit 10.3 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.30

First Amendment to Credit Agreement and Promissory Note, dated August 28, 2025, by and between Rocky Mountain Chocolate Factory, Inc., a Colorado corporation, and RMC Credit Facility, LLC, a Colorado limited liability company

Exhibit 10.4 to the Current Report on Form 8-K filed on September 3, 2025 (File No. 001-36865)

10.31	Securities Purchase Agreement, dated as of December 18, 2025, by and between Rocky Mountain Chocolate Factory, Inc. and ARM-D Rocky Mountain Chocolate Holdings LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2025 (File No. 001-36865)

10.32	Investor Rights Agreement, dated as of December 18, 2025, by and between Rocky Mountain Chocolate	Exhibit 10.2 to the Current Report on Form 8-K filed on December 19, 2025 (File No. 001-36865)

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Factory, Inc. and ARM-D Rocky Mountain Chocolate Holdings LLC

10.33	Amendment to the Letter Agreement, by and between Rocky Mountain Chocolate Factory, Inc. and Global Value Investment Corporation and its affiliates	Exhibit 10.3 to the Current Report on Form 8-K filed on December 19, 2025 (File No. 001-36865)

19.1	Rocky Mountain Chocolate Factory, Inc. Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (File No. 001-36865)

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (File No. 000-36865)

23.1	Consent of CohnReznick LLP Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney	Included in signature pages hereto

31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Rocky Mountain Chocolate Factory, Inc. Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (File No. 001-36865)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: May 29, 2026	/s/ Carrie E. Cass
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

Date: May 29, 2026	/s/ Jeffrey R. Geygan
JEFFREY R. GEYGAN
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2026	/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 29, 2026	/s/ Melvin Keating
MELVIN KEATING Chair of Board

Date: May 29, 2026	/s/ Steven L. Craig
STEVEN L. CRAIG Director

Date: May 29, 2026	/s/ Alberto Perez Jacome Friscione
ALBERTO PEREZ JACOME FRISCIONE Director

Date: May 29, 2026	/s/ Brian Quinn
BRIAN QUINN Director