Form 10-Q
period 2026-05-31
Rocky Mountain Chocolate Factory, Inc.
filed 2026-07-14
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-36865

Rocky Mountain Chocolate Factory, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1535633
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
265 Turner Drive, Durango, CO 81303
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (970) 259-0554

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RMCF	The Nasdaq Capital Market

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

On July 7, 2026, the registrant had 9,439,587 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements regarding future financial and operating results, our business strategy and plan, our strategic priorities, our store pipeline and our transformation, are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts, financial covenants in our credit agreements, our ability to maintain adequate working capital, and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see Part II, Item 1A. “Risk Factors” and the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 29, 2026, as updated by this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended May 31,
	2026	2025
Revenues
Sales	$4,881	$4,718
Franchise and royalty fees	1,232	1,655
Total Revenue	6,113	6,373

Costs and Expenses
Cost of sales	4,702	4,392
Franchise costs	491	595
Sales and marketing	190	206
General and administrative	1,280	1,001
Retail operating	317	206
Depreciation and amortization, exclusive of depreciation and amortization expense of $227 and $228, respectively, included in cost of sales	139	118
Total costs and expenses	7,119	6,518

Loss from Operations	(1,006)	(145)

Other Income (Expense)
Interest expense	(208)	(188)
Interest income	46	9
Other income (expense), net	(162)	(179)

Loss Before Income Taxes	(1,168)	(324)

Income Tax Provision (Benefit)	-	-

Net Loss	$(1,168)	$(324)

Basic Loss per Common Share	$(0.12)	$(0.04)

Diluted Loss per Common Share	$(0.12)	$(0.04)

Weighted Average Common Shares Outstanding - Basic	9,390,389	7,742,317
Dilutive Effect of Employee Stock Awards	-	-
Weighted Average Common Shares Outstanding - Diluted	9,390,389	7,742,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	May 31, 2026 (unaudited)	February 28, 2026
Assets
Current Assets
Cash and cash equivalents	$609	$1,218
Accounts receivable, less allowance for credit losses of $128 and $128, respectively	2,725	2,545
Notes receivable, current portion, less current portion of the allowance for credit losses of $28 and $28, respectively	47	59
Refundable income taxes	56	58
Inventories	3,228	4,057
Prepaid expenses	883	831
Total current assets	7,548	8,768
Property and Equipment, Net	8,709	8,775
Other Assets
Notes receivable, less current portion and allowance for credit losses of $0 and $0, respectively	33	36
Goodwill	576	576
Intangible assets, net	712	733
Lease right of use asset	1,671	1,310
Other	14	14
Total other assets	3,006	2,669
Total Assets	$19,263	$20,212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,593	$5,088
Accrued salaries and wages	587	406
Gift card liabilities	654	654
Other accrued expenses	162	64
Deferred Income Tax	187	187
Lease liability	394	282
Contract Liability	107	105
Total current liabilities	6,684	6,786
Notes Payable	6,574	6,568
Lease Liability, Less Current Portion	1,300	1,054
Contract Liabilities, Less Current Portion	561	575
Total Liabilities	15,119	14,983
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.001 par value per share; 250,000 authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 46,000,000 shares authorized, 9,395,817 shares and 7,764,484 shares issued and outstanding, respectively	9	9
Additional paid-in capital	15,251	15,168
Accumulated deficit	(11,116)	(9,948)
Total stockholders' equity	4,144	5,229
Total Liabilities and Stockholders' Equity	$19,263	$20,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended May 31,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(1,168)	$(324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	366	346
Provision for obsolete inventory	(39)	—
Debt Issuance Costs	6	4
Expense recorded for stock compensation	83	81
Changes in operating assets and liabilities:
Accounts receivable	(180)	966
Inventories	868	216
Other current assets	(50)	4
Accounts payable	(495)	(863)
Accrued liabilities	276	(55)
Contract liabilities	(12)	(25)
Net cash provided by (used in) operating activities	(345)	350

Cash Flows from Investing Activities
Increase in other assets	-	(19)
Proceeds from notes receivable	15	10
Purchases of property and equipment	(259)	(168)
Acquisition of company-owned store assets	(20)	-
Net cash used in investing activities	(264)	(177)

Cash Flows from Financing Activities
Net cash provided by financing activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(609)	173

Cash and Cash Equivalents, Beginning of Period	1,218	720

Cash and Cash Equivalents, End of Period	$609	$893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended May 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of February 28, 2026	—	$-	9,354,620	$9	$15,168	$(9,948)	$5,229
Equity compensation, restricted stock units, net of shares withheld	—	—	41,197	—	83	—	83
Net loss	—	—	—	—	—	(1,168)	(1,168)
Balances as of May 31, 2026	—	$-	9,395,817	$9	$15,251	$(11,116)	$4,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended May 31, 2025
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

The Company’s revenues are currently derived from three principal sources: (i) sales to franchisees and others of chocolates and other confectionery products manufactured by the Company; (ii) the collection of initial franchise fees, marketing fees, and royalties from franchisees’ sales; (iii) retail sales at Company-owned stores of chocolates and other confectionery products.

The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities. The carrying value of long-term debt approximates fair value based on current borrowing rates available to the Company.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at May 31, 2026:

	Stores Open at 2/28/2026	Opened	Closed	Transferred/ Acquired	Stores Open at 5/31/2026
Rocky Mountain Chocolate Factory
Company-owned stores	3	-	-	1	4
Franchise stores - Domestic stores and kiosks	136	1	(1)	(1)	135
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	101	-	(3)	-	98
U-Swirl - co-branded	10	-	-	-	10
Total	253				250

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. During the three months ended May 31, 2026, the Company incurred a net loss of $1.2 million and $0.3 million of cash was used by operating activities. The Company was not in compliance with the total liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2026, which was computed as 5.3:1.0. The Company has received waivers from its lenders through the quarter ended August 31, 2026 and is in compliance with all other aspects of its credit agreements. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity resources and alternative sources of debt financing to reduce interest rates. The Company intends to further reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale of products to its franchise system, specialty market customers and e-commerce customers. The Company intends to benefit from its historically busy season of holiday product sales. The Company has recently developed and enhanced third-party delivery channels for current and new franchise locations, including introducing websites for each location which is expected to increase franchise sales. The Company has implemented a corporate sales strategy to add new stores and transfer existing stores to new owners when appropriate, while also requiring most existing stores to undergo a remodel which has historically resulted in increased store level sales after completion. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended May 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2027. All intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the SEC on May 29, 2026. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the estimate of the reserve for uncollectible accounts, revenue recognition and the reserve to reduce inventory to net realizable value. The Company bases its estimates on historical experience and also on assumptions that the Company believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from these estimates.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standard Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation for Income Statement Expenses ("ASU 2024-03"), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is evaluating the impact of the adoption of this standard on the Company's financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update clarifies the applicability, form and content requirements of interim financial reporting and establishes a disclosure principle requiring disclosure events and changes occurring after the end of the most recent annual reporting period that have material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Adopted

Effective March 1, 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, and elected the practical expedient available under the standard for qualifying current accounts receivable and contract assets. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Three Months Ended May 31,
Cash paid (received) for:	2026	2025
Interest	$202	$188
Income taxes	(2)	-
Supplemental disclosure of non-cash activities:
Non-cash additions to operating lease right of use assets and liabilities	476	-
Accounts receivable exchanged for notes receivable	$-	$112

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with Accounting Standards Codification® (“ASC”) 606, which provides that revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company generally receives a fee associated with the franchise agreement or license agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years; however the majority of Customer Contracts have a term of 10 years. During the term of each Customer Contract, the Company is obligated to satisfy many performance obligations that the Company has determined are not distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

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

The following table summarizes contract liabilities as of May 31, 2026 and February 28, 2026:

	May 31,	February 28,
($'s in thousands)	2026	2026
Contract liabilities at the beginning of the period:	$680	$743
Revenue recognized	(35)	(204)
Contract fees received	23	141
Contract liabilities at the end of the period:	$668	$680

At May 31, 2026, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, is estimated to be the following (amounts in thousands):

2027	$80
2028	104
2029	92
2030	82
2031	73
Thereafter	237
Total	$668

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the three months ended May 31, 2026 and 2025.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Durango Product Sales of Confectionery Items, Retail Sales and Royalty and Marketing Fees

Durango Product Sales are those sold from the Company's factory in Durango, Colorado. Retail sales include products sold in the retail store locations. Sales of confectionery items sold to the Company’s franchisees and others and sales at Company-owned stores are recognized at the time of the underlying sale, based on the terms of the sale and when ownership of the inventory is transferred, and are presented net of sales taxes and discounts. Royalties and marketing fees from franchised or licensed locations, which are based on a percentage of sales, are recognized at the time the sales occur.

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended May 31, 2026

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Revenue recognized over time:
Franchise fees	$35	$-	$-	$35
Revenue recognized at a point in time:
Durango Product sales	-	4,320	-	4,320
Retail sales	-	-	561	561
Royalty and marketing fees	1,197	-	-	1,197
Total revenues recognized over time and point in time	$1,232	$4,320	$561	$6,113

Three Months Ended May 31, 2025

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Revenue recognized over time:
Franchise fees	$36	$-	$-	$36
Revenue recognized at a point in time:
Durango Product sales	-	4,399	-	4,399
Retail sales	-	-	319	319
Royalty and marketing fees	1,619	-	-	1,619
Total revenues recognized over time and point in time	$1,655	$4,399	$319	$6,373

NOTE 5 - INVENTORIES

Inventories consist of the following at May 31, 2026 and February 28, 2026:

($'s in thousands)	May 31, 2026	February 28, 2026
Ingredients and supplies	$1,783	$2,156
Finished candy	1,562	2,057
Reserve for slow moving inventory	(117)	(156)
Total inventories	$3,228	$4,057

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at May 31, 2026 and February 28, 2026 consisted of the following:

($'s in thousands)	May 31, 2026	February 28, 2026
Land	$124	$124
Building	5,574	5,574
Machinery and equipment	15,537	15,278
Furniture and fixtures	740	720
Leasehold improvements	136	136
Transportation equipment	326	326
	22,437	22,158

Less accumulated depreciation	(13,728)	(13,383)
Property and equipment, net	$8,709	$8,775

Depreciation expense related to property and equipment totaled $0.3 million and $0.3 million during the three months ended May 31, 2026 and 2025, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following at May 31, 2026 and February 28, 2026:

				May 31, 2026		February 28, 2026
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$954	$(340)	$954	$(321)
Trademark/Non-competition agreements	5	-	20	250	(152)	250	(150)
Total				1,204	(492)	1,204	(471)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				576		576

Total Goodwill and Intangible Assets				$1,780	$(492)	$1,780	$(471)

Amortization expense related to intangible assets totaled approximately $21 thousand and $7 thousand during the three months ended May 31, 2026 and 2025, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At May 31, 2026, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

2027	$62
2028	83
2029	83
2030	83
2031	79
Thereafter	322
Total	$712

NOTE 8 – NOTES PAYABLE

On September 30, 2024, the Company entered into a credit agreement (the “Credit Agreement”) with RMC Credit Facility, LLC (“RMC”). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the “Note”). The Note will mature on September 30, 2027 (the “Maturity Date”), and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company's accounts receivable and cash accounts. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company's board of directors.

The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change in control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to tangible net worth and a minimum current ratio. The Company incurred $0.1 million of loan origination fees, included as a debt discount and reduction of the notes payable on the balance sheet.

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. The additional advance of $0.6 million was repaid on December 31, 2025.

The Company was not in compliance with the covenant providing for a maximum ratio of total liabilities to tangible net worth of 2.0:1.0 at May 31, 2026, which was computed as 5.3:1.0. The Company received a waiver from RMC through the quarter ended August 31, 2026 and is in compliance with all other aspects of the debt agreement.

On August 28, 2025, the Company entered into a credit agreement (the "RMCF2 Credit Agreement") with RMCF2 Credit LLC ("RMCF2"), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's former interim CEO and one of the members of the board of directors.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the "RMCF2 Note"). The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company's accounts receivable and cash accounts. Of the $1.2 million advanced, $0.6 million was repaid on December 31, 2025.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The RMCF2 Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change in control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to tangible net worth and a minimum current ratio.

The Company was not in compliance with the covenant providing for a maximum ratio of total liabilities to tangible net worth of 2.0:1.0 at May 31, 2026, which was computed as 5.3:1.0. The Company received a waiver from RMCF2 through the quarter ended August 31, 2026 and is in compliance with all other aspects of the debt agreement.

As of May 31, 2026, the Company had $6.0 million outstanding on the Credit Agreement and $0.6 million outstanding on the RMCF2 Credit Agreement. Interest on the outstanding amounts was paid through May 31, 2026.

NOTE 9 – COMMON STOCK

Under the Company’s previous 2007 Equity Incentive Plan, the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan with a total of 1,031,940 shares. As of May 31, 2026, 470,961 shares were available for issuance.

The Company recognized $0.1 million and $0.1 million of stock-based compensation expense during the three months ended May 31, 2026 and 2025, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the three months ended May 31, 2026:

Three Months Ended May 31,
2026
Outstanding non-vested restricted stock units at beginning of year:	194,189
Granted	165,697
Vested	(41,197)
Cancelled/forfeited	(71,164)
Outstanding non-vested restricted stock units as of May 31:	247,525

Weighted average grant date fair value	$2.56
Weighted average remaining vesting period (in years)	1.21

Total unrecognized stock-based compensation expense for non-vested restricted stock units was approximately $0.4 million, and is expected to be recognized over the next 2 years.

During the three months ended May 31, 2026, the Company granted a total of 165,697 restricted stock unit awards which are subject to vesting over time. These awards were made to certain of the Company's executives and members of the board of directors. These restricted stock units have an aggregate grant date fair value of $0.4 million or $2.56 per share.

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

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the three months ended May 31, 2026, 247,525 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 11 – LEASING ARRANGEMENTS

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between one and five additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The Company has leased space for one Company-owned location that is now occupied by franchisees. When the Company-owned location was sold or transferred, the store was subleased to the franchisee who is responsible for the monthly rent and other obligations under the lease.

The Company also leases trucking equipment and warehouse space in support of its production operations. Expense associated with trucking and warehouse leases is included in cost of sales on the consolidated statements of operations.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. As of May 31, 2026 and 2025, lease expense recognized in the consolidated statements of operations was $0.1 million.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right-of-use asset and lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the asset and liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store related leases such as storage facilities and trucking equipment. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for operating leases was 11.4% as of May 31, 2026. The total estimated future minimum lease payments are $2.9 million as of May 31, 2026. As of May 31, 2026, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2027	$313
2028	340
2029	314
2030	225
2031	226
Thereafter	1,443
Total	$2,861

Less: Imputed interest	(1,167)
Present value of lease liabilities:	$1,694

The weighted average lease term was 9.0 years and 8.4 years at May 31, 2026 and February 28, 2026, respectively.

Effective May 1, 2026, the Company entered into a new lease for its Nashville, TN location for a period of ten years which increased future lease payments by $0.5 million. The Company did not enter into any new leases during the three months ended May 31, 2025.

The Company did not have any leases categorized as finance leases as of May 31, 2026 or February 28, 2026.

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

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. As of May 31, 2026, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl, the Company's former subsidiary that has since been dissolved. The Company does not expect this to have a material impact on the business or financial condition. The Company is not a party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing, and Retail Stores. These categories, along with unallocated expenses, are the basis upon which the Company’s Chief Operating Decision Maker (CODM), the interim chief executive officer, evaluates the Company’s performance. The CODM uses the segment information in the annual planning process and considers actual versus plan variances in evaluating the performance of the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these condensed consolidated financial statements. The Company evaluates performance and allocates resources based on the segment operating profit or loss, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services:

Three Months Ended
May 31, 2026
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,232	$4,523	$561	$-	$6,316
Intersegment revenues	-	(203)	-	-	(203)
Revenue from external customers	1,232	4,320	561	-	6,113

Costs and Expenses
Cost of Sales	-	4,563	139	-	4,702
Labor costs	485	-	152	503	1,140
Operating expenses	115	-	165	91	371
Professional fees	42	-	-	493	535
Other general & administrative expenses	39	-	-	193	232
	681	4,563	456	1,280	6,980
Depreciation and amortization, exclusive of depreciation and amortization expense of $227 included in cost of sales (manufacturing segment)	24	-	11	104	139
Total costs and expenses	705	4,563	467	1,384	7,119

Segment profit (loss)	527	(243)	94	(1,384)	(1,006)

Other income (expense)
Interest expense	-	-	-	(208)	(208)
Interest income	-	-	-	46	46
Other income (expense), net	-	-	-	(162)	(162)

Income (loss) before income taxes	527	(243)	94	(1,546)	(1,168)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$527	$(243)	$94	$(1,546)	$(1,168)

Other Segment Disclosures
Total assets	1,811	12,968	2,227	2,257	19,263
Capital expenditures	-	228	25	26	279

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended
May 31, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,655	$4,542	$319	$-	$6,516
Intersegment revenues	-	(143)	-	-	(143)
Revenue from external customers	1,655	4,399	319	-	6,373

Costs and Expenses
Cost of Sales	-	4,307	85	-	4,392
Labor costs	496	-	84	446	1,026
Operating expenses	93	-	122	21	236
Professional fees	94	-	-	296	390
Other general & administrative expenses	118	-	-	238	356
	801	4,307	291	1,001	6,400
Depreciation and amortization, exclusive of depreciation and amortization expense of $228 included in cost of sales (manufacturing segment)	15	-	3	100	118
Total costs and expenses	816	4,307	294	1,101	6,518

Segment profit (loss)	839	92	25	(1,101)	(145)

Other income (expense)
Interest expense	-	-	-	(188)	(188)
Interest income	-	-	-	9	9
Other income (expense), net	-	-	-	(179)	(179)

Income (loss) before income taxes	839	92	25	(1,280)	(324)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$839	$92	$25	$(1,280)	$(324)

Other Segment Disclosures
Total assets	1,936	13,947	776	3,437	20,096
Capital expenditures	-	98	-	70	168

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

NOTE 15 - ACQUISITION OF COMPANY-OWNED STORE

On April 30, 2026, the Company entered into an Asset Purchase Agreement with Nashville Chocolate, Inc. to purchase substantially all assets related to the operation of a Rocky Mountain Chocolate Factory franchise location at the Opry Mills Mall in Nashville, Tennessee. The assets acquired include inventory, equipment, trade fixtures, leasehold improvements, intellectual property, domain names, customer lists, and other tangible and intangible assets specified in the agreement. The Company did not assume any pre-existing liabilities of the seller. As a result of the acquisition, this is the Company's fourth retail store.

NOTE 16 - SUBSEQUENT EVENTS

On June 15, 2026, the Company entered into a secured loan agreement in the principal amount of $312 thousand, maturing on December 15, 2027. The note bears interest at 6.25% per annum and is secured by the equipment purchased. The Company is required to make eighteen monthly payments of $17 thousand plus one final payment consisting of the remaining outstanding principal, accrued interest, and any other unpaid amounts due at maturity.

On June 23, 2026, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") covering the offer and sale, from time to time, of up to $6.0 million in aggregate offering price of its securities. The Registration Statement provides for the issuance of one or more of the following classes of securities: common stock; preferred stock, or debt securities; and units consisting of one or more of the foregoing securities. The Registration Statement was declared effective by the SEC on July 1, 2026.

The securities may be offered in one or more offerings, at prices and on terms to be determined at the time of sale, and may be issued directly by the Company or through underwriters, dealers, or agents. The Company intends to use net proceeds from any future offerings under the Registration Statement for general corporate purposes, which may include working capital, capital expenditures, repayment of indebtedness, acquisitions, or other strategic investments. The Company has not issued any securities or entered into any definitive agreements related to offerings under the Registration Statement, subsequent to its effectiveness.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations is qualified by reference and should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K, filed with the SEC on May 29, 2026, for the fiscal year ended February 28, 2026.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, the following discussion contains certain forward-looking information. See "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report for certain information concerning forward-looking statements.

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised/licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of May 31, 2026, there were 4 Company-owned, 108 licensee-owned and 138 franchised Rocky Mountain Chocolate Factory stores operating in 34 states and the Philippines.

Recent Developments

Credit Agreements with RMC Credit Facility, LLC and RMCF2 Credit, LLC

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. The additional advance of $0.6 million was repaid on December 31, 2025. The Company was not in compliance with the covenant providing for a maximum ratio of total liabilities to tangible net worth of 2.0:1.0 at May 31, 2026. The Company received a waiver from RMC and is in compliance with all other aspects of the debt agreement.

On August 28, 2025, the Company entered into a credit agreement (the "RMCF2 Credit Agreement") with RMCF2 Credit LLC ("RMCF2"), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's former interim CEO and one of the members of the board of directors.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the "RMCF2 Note"). The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company's accounts receivable and cash accounts. Of the $1.2 million advanced, $0.6 million was repaid on December 31, 2025. The Company was not in compliance with the covenant providing for a maximum ratio of total liabilities to tangible net worth of 2.0:1.0 at May 31, 2026. The Company received a waiver from RMCF2 and is in compliance with all other aspects of the debt agreement.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities Purchase Agreement with ARM-D Rocky Mountain Chocolate Holdings, LLC

On December 18, 2025, the Company entered into a securities purchase agreement with ARM-D Rocky Mountain Chocolate Holdings, LLC ("ARM-D"), pursuant to which, among other things, ARM-D agreed to subscribe for and purchase, and the Company agreed to issue and sell to ARM-D, an aggregate of 1,500,000 shares of the Company's common stock at a price per share of $1.80, for total proceeds of approximately $2.7 million, less gross issuance costs of $0.2 million. On January 23, 2026, the shares were subsequently registered for resale by ARM-D on Form S-1 that was declared effective by the SEC on February 13, 2026.

Registration Statement on Form S-3

Subsequent to May 31, 2026, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") covering the offer and sale, from time to time, of up to $6.0 million in aggregate offering price of its securities. The Registration Statement provides for the issuance of one or more of the following classes of securities: common stock; preferred stock, or debt securities; and units consisting of one or more of the foregoing securities. The Registration Statement was declared effective by the SEC on July 1, 2026.

The securities may be offered in one or more offerings, at prices and on terms to be determined at the time of sale, and may be issued directly by the Company or through underwriters, dealers, or agents. The Company intends to use net proceeds from any future offerings under the Registration Statement for general corporate purposes, which may include working capital, capital expenditures, repayment of indebtedness, acquisitions, or other strategic investments. The Company has not issued any securities or entered into any definitive agreements related to offerings under the Registration Statement, subsequent to its effectiveness.

Secured Loan Agreement

On June 15, 2026, the Company entered into a secured loan agreement in the principal amount of $312 thousand, maturing on December 15, 2027. The note bears interest at 6.25% per annum and is secured by the equipment purchased. The Company is required to make eighteen monthly payments of $17 thousand plus one final payment consisting of the remaining outstanding principal, accrued interest, and any other unpaid amounts due at maturity.

Appointment of Interim Chief Executive Officer

On June 21, 2026, Jeffrey R. Geygan notified the Board of Directors of his resignation as interim Chief Executive Officer, effective June 26, 2026. Mr. Geygan remains a member of the Board of Directors. On June 29, 2026, the Board of Directors appointed Allen C. Harper as interim Chief Executive Officer and Principal Executive Officer, effective immediately. Mr. Harper previously served as a member of the Board of Directors from November 2024 to September 2025, and is affiliated with American Heritage Railways, Inc., which may be deemed an affiliate of the Company by virtue of its beneficial ownership of the Company's common stock. In connection with Mr. Harper's appointment, the Board of Directors approved aggregate compensation of $200,000 for up to six months of service; $70,000 in cash and $130,000 in restricted stock units. The Board of Directors may extend the term of employment.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We are subject to seasonal fluctuations in sales because of key holidays and the location of our franchisees, which have traditionally been located in high-traffic areas such as resorts or tourist locations, and the nature of the products we sell, which are seasonal. Historically, the strongest sales of our products have occurred during key holidays and summer vacation seasons. Additionally, quarterly results have been, and in the future are likely to be, affected by the timing of new store openings and the sales of new franchise locations. Because of the seasonality of our business and the impact of new store openings and sales of new franchises, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The most important factors in continued growth in our earnings are our ability to increase the sales of premium chocolate products produced in our Durango production facility, and the support of our franchisees in increasing the frequency of customer visits and the average value of each customer transaction, along with ongoing e-commerce revenue growth, and new franchise store growth. In fiscal years 2026 and 2027, the Company signed five area development agreements that include the addition of forty new franchise stores over the next three to five years.

Our ability to successfully achieve expansion of our franchise system depends on many factors not within our control including the availability of suitable sites for new store locations and the availability of qualified franchisees to support our expansion plans.

Efforts to increase same store pounds purchased from our production facility by franchised stores and to increase total Durango production depend on many factors, including new store openings, effective e-commerce initiatives, industry competition, and the receptivity of our franchise system to our product introductions and promotional programs.

Results of Continuing Operations

Three Months Ended May 31, 2026 Compared to the Three Months Ended May 31, 2025

Results Summary

Basic loss per share increased from a loss of $(0.04) per share for the three months ended May 31, 2025 to a loss of $(0.12) per share for the three months ended May 31, 2026. Revenues decreased by 4.1% comparing the three months ended May 31, 2025 with to the three months ended May 31, 2026. The operating loss was $0.1 million for the three months ended May 31, 2025 compared to an operating loss of $1.0 million for the three months ended May 31, 2026. Net loss increased from a loss of $0.3 million for the three months ended May 31, 2025 to a net loss of $1.2 million for the three months ended May 31, 2026.

REVENUES

	Three Months Ended May 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Durango product and retail sales	$4,881	$4,718	163	3.5%
Franchise fees	35	36	(1)	(2.8)%
Royalty and marketing fees	1,197	1,619	(422)	(26.1)%
Total	$6,113	$6,373	$(260)	(4.1)%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 3.5%, or $0.2 million, for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 was primarily due to price increases offset by a decline in packaged product sales. Declines in royalty and marketing fees relate to a change in the calculation of royalties under revised franchise agreements.

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

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.4 million during the three months ended May 31, 2026 compared to the three months ended May 31, 2025. Under the older franchise agreements, franchisees pay 10% royalties on sales revenue generated from products made in the store, and no royalty on sales revenue generated from products purchased from the Company. When sales of store-made products increase, royalties increase. A significant percentage of franchisees have signed flat-rate amendments to their franchise agreements paying 5% royalty on all sales in the first twelve months, causing a decrease in royalty revenue.

COSTS AND EXPENSES

	Three Months Ended May 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total cost of sales	$4,702	$4,392	$310	7.1%
Franchise costs	491	595	(104)	(17.5)%
Sales and marketing	190	206	(16)	(7.8)%
General and administrative	1,280	1,001	279	27.9%
Retail operating	317	206	111	53.9%
Depreciation and amortization, exclusive of depreciation and amortization expense of $227 and $228, respectively, included in cost of sales	139	118	21	17.8%
Total	$7,119	$6,518	$601	9.2%

Gross Margin	Three Months Ended May 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	179	326	(147)	(45.1)%
Gross margin percentage	3.7%	6.9%	(3)%	(46.9)%

Cost of Sales and Gross Margin

Total gross margin percentage decreased to 3.7% for the three months ended May 31, 2026 compared to a gross margin of 6.9% during the three months ended May 31, 2025, due primarily to the decline in packaged product sales. The Company is redesigning its packaged product offerings.

Franchise Costs

The decrease in franchise costs for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 was due primarily to cost-cutting measures. As a percentage of total revenue, franchise costs decreased to 8.0% during the three months ended May 31, 2026, compared to 9.3% during the three months ended May 31, 2025.

Sales and Marketing

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The decrease in sales and marketing costs during the three months ended May 31, 2026 compared to the three months ended May 31, 2025 was due primarily to cost-cutting measures as we re-evaluate our marketing strategies. As a percentage of total revenues, sales and marketing expenses decreased to 3.1% during the three months ended May 31, 2026, compared to 3.2% during the three months ended May 31, 2025.

General and Administrative

The increase in general and administrative costs during the three months ended May 31, 2026 compared to the three months ended May 31, 2025, was due primarily to an increase in labor costs related to the implementation of websites and third-party delivery platforms for franchisees across the franchise network and additional professional fees. As a percentage of total revenues, general and administrative expenses increased to 20.9% during the three months ended May 31, 2026, compared to 15.7% during the three months ended May 31, 2025.

Retail Operating Expenses

Retail operating expenses increased 53.9% during the three months ended May 31, 2026 compared to the three months ended May 31, 2025. This increase is primarily the result of an increase from two company-owned stores to four company-owned stores. As a percentage of total revenues, retail operating expenses increased to 5.2% during the three months ended May 31, 2026 compared to 3.2% during the three months ended May 31, 2025.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales, was $139 thousand during the three months ended May 31, 2026, an increase of 17.8% from $118 thousand for the three months ended May 31, 2025.

Other Income (Expense)

Other expense - net was $162 thousand during the three months ended May 31, 2026, compared to other expense of $179 thousand during the three months ended May 31, 2025. This difference represents interest income of $46 thousand for the three months ended May 31, 2026 compared to $9 thousand for the three months ended May 31, 2025, and interest expense of $208 thousand for the three months ended May 31, 2026 compared to $188 thousand for the three months ended May 31, 2025.

Adjusted Gross Margin	Three Months Ended May 31,
(a non-GAAP measure)			$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	$179	$326	$(147)	(45.0)%
Plus: depreciation and amortization	227	228	(1)	(0.4)%
Total Adjusted Gross Margin (non-GAAP measure)	$406	$554	$(148)	(26.7)%

Total Adjusted Gross Margin (non-GAAP measure)	8.3%	8.5%	(0)%	(2.1)%

Non-GAAP Measures

In addition to the results provided in accordance with GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP. Adjusted gross margin is a non-GAAP measure. Adjusted gross margin is equal to the sum of our total gross margin plus depreciation and amortization calculated in accordance with GAAP. We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin, and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin is useful to investors because it provides a measure of operating performance and our ability to generate cash that is unaffected by non-cash

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

accounting measures. Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions. Adjusted gross margin has limitations as an analytical tool because it excludes the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin as a measures of performance only in conjunction with GAAP measure of performance such as gross margin.

Liquidity and Capital Resources

As of May 31, 2026, working capital was $0.9 million compared with $2.0 million as of February 28, 2026. The decrease in working capital was due primarily to the payment of accounts payable and current liabilities. In the short-term, cash will be used to meet operating obligations and purchase obligations, building inventory for the holiday season, and debt service. Retail stores generate sufficient cash to meet the associated lease obligations. Expected future cash requirements include lease liabilities, purchase obligations, and capital expenditures to support the future growth of the business. The Company was not in compliance with the total liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2026, which was computed at 5.3:1.0. We have received waivers from our lenders through the quarter ended August 31, 2026. We expect to refinance our credit agreements prior to maturity in September 2027.

Cash and cash equivalent balances decreased from $1.2 million as of February 28, 2026 to $0.6 million as of May 31, 2026 primarily as a result of cash used in operating activities. Our current ratio was 1.13 to 1.0 on May 31, 2026 compared to 1.29 to 1.0 on February 28, 2026. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements.

During the three months ended May 31, 2026, we had a consolidated net loss of $1.2 million. Operating activities used cash of $0.3 million, with the principal adjustments to reconcile net loss to net cash used by operating activities being depreciation and amortization of $0.4 million and stock-based compensation of $0.1 million. During the three months ended May 31, 2025, we had a consolidated net loss of $0.3 million. Operating activities provided cash of $0.4 million, with the principal adjustments to reconcile net loss to net cash provided by operating activities being depreciation and amortization of $0.3 million, and stock-based compensation of $0.1 million.

During the three months ended May 31, 2026, investing activities used cash of $264 thousand, primarily due to the purchase of property and equipment. In comparison, investing activities used cash of $177 thousand during the three months ended May 31, 2025, primarily due to purchases of property and equipment.

There were no cash flows from financing activities during the three months ended May 31, 2026 or during the three months ended May 31, 2025.

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

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company's ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity resources and alternative sources of debt financing to reduce interest rates. The Company intends to further reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale of products to its franchise system, current and new specialty market customers and e-commerce customers. The Company intends to benefit from its historically busy season of holiday product sales. The Company has recently developed and enhanced third-party delivery channels for current and new franchise locations, including introducing websites for each location which is expected to increase franchise sales. The Company has implemented a corporate sales strategy to add new stores and transfer existing stores to new owners when appropriate, while also requiring most existing stores to undergo a remodel which has historically resulted in increased store level sales after completion. There are no assurances that the Company will be successful in implementing its business plan.

Credit Agreement

On September 30, 2024, we entered into a Credit Agreement with RMC. Pursuant to the Credit Agreement, we received an advance in the principal amount of $6.0 million, which advance is evidenced by the Note. The Note will mature on the Maturity Date, and interest will accrue at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by our Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as our accounts receivable and cash accounts.

In connection with the Credit Agreement, the Company entered into a Deed of Trust with RMC and the Public Trustee of La Plata County, Colorado with respect to the Company's property in Durango, Colorado.

The proceeds of the Credit Agreement were used to repay a $3.5 million expiring credit agreement and for capital investment and working capital. The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to tangible net worth and a minimum current ratio. The Company incurred $0.1 million of loan origination fees, included as a debt discount and reduction of the notes payable on the balance sheet.

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. On December 31, 2025, the Company repaid the additional $0.6 million advance.

As of May 31, 2026, $6.0 million was outstanding on the Credit Agreement. The Company was not in compliance with the total liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2026, which was computed at 5.3:1.0. We have received a waiver from RMC through the quarter ended August 31, 2026 as of the date of issuance of these financial statements and are in compliance with all other aspects of the Credit Agreement.

Credit Agreement with RMCF2 Credit LLC

On August 28, 2025, the Company entered into the RMCF2 Credit Agreement with RMCF2, a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company's former Interim Chief Executive Officer and one of the members of the Company's board of directors. Pursuant to the RMCF2 Credit Agreement, the Company received an advance in the principal amount of $1.2 million, which advance is evidenced by the RMCF2 Note. The RMCF2 Note matures on September 30, 2027 and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company's accounts receivable and cash accounts. On December 31, 2025, the Company repaid $0.6 million of the $1.2 million advance.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The proceeds of the RMCF2 Credit Agreement were used for working capital. The RMCF2 Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The RMCF2 Credit Agreement also limits our capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to tangible net worth and a minimum current ratio. Loan origination fees were immaterial.

In connection with the RMCF2 Credit Agreement, the Company entered into a Deed of Trust with RMCF2 and the Public Trustee of La Plata County, Colorado with respect to the Company's property in Durango, Colorado.

As of May 31, 2026, $0.6 million was outstanding on the RMCF2 Credit Agreement. The Company was not in compliance with the total liabilities to tangible net worth covenant of 2.0:1.0 as of May 31, 2026, which was computed at 5.3:1.0. We have received a waiver from RMCF2 through the quarter ended August 31, 2026 as of the date of issuance of these financial statements and are in compliance with all other aspects of the RMCF2 Credit Agreement.

We will continue to explore additional means of strengthening our liquidity position and ensuring compliance with our debt financing covenants, which may include obtaining waivers from our lenders.

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Nature of Operations and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

Off Balance Sheet Arrangements

As of May 31, 2026, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of May 31, 2026, we had purchase obligations of approximately $3.7 million. These purchase obligations primarily consist of contractual obligations of between five to twelve months for future purchases of commodities for use in our manufacturing.

Impact of Inflation

Inflationary factors such as increases in the costs of raw materials and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Company's board of directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2026.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended May 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

On July 7, 2026, there were approximately 417 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, brokers or other nominees.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith

10.1	Offer Letter, dated July 8, 2026, by and between Rocky Mountain Chocolate Factory, Inc. and Allen C Harper	Exhibit 10.1 to the Current Report on Form 8-K filed July 14, 2026, (File No. 001-36865)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: July 14, 2026	/s/Allen C. Harper
ALLEN C. HARPER
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2026	/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)