Form 10-Q
period 2026-08-31
Rocky Mountain Chocolate Factory, Inc.
filed 2026-10-19
CIK 1616262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

On October 8, 2026, the registrant had 9,601,236 shares of common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These forward-looking statements involve various risks and uncertainties. These statements, other than statements of historical fact, included in this Quarterly Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” “may,” “would,” “could,” “continue,” “likely,” “might,” “seek,” “outlook,” “explore,” or the negative of these terms or other similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements regarding future financial and operating results, our business strategy and plan, our strategic priorities, our store pipeline and our transformation, are forward-looking statements. Management believes these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to: inflationary impacts, the outcome of legal proceedings, changes in the confectionery business environment, seasonality, consumer interest in our products, consumer receptiveness of our products internationally, consumer and retail trends, costs and availability of raw materials, competition, the success of our co-branding strategy, the success of international expansion efforts, financial covenants in our credit agreements, our ability to maintain adequate working capital, and the effect of government regulations. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the risks described elsewhere in this Quarterly Report and the section entitled “Risk Factors” contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 29, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2026	2025	2026	2025
Revenues
Sales	$5,310	$5,183	$10,191	$9,900
Franchise and royalty fees	1,342	1,640	2,574	3,296
Total revenue	6,652	6,823	12,765	13,196

Costs and Expenses
Cost of sales	4,887	5,216	9,589	9,608
Franchise costs	784	552	1,275	1,147
Sales and marketing	162	223	352	429
General and administrative	1,328	976	2,608	1,977
Retail operating	435	227	752	433
Depreciation and amortization, exclusive of depreciation and amortization expense of $232, $238, $459 and $465, respectively, included in cost of sales	141	108	280	226
Total costs and expenses	7,737	7,302	14,856	13,820

Loss from Operations	(1,085)	(479)	(2,091)	(624)

Other Income (Expense)
Interest expense	(211)	(190)	(419)	(378)
Interest income	15	7	61	16
Other (expense) income, net	(196)	(183)	(358)	(362)

Loss Before Income Taxes	(1,281)	(662)	(2,449)	(986)

Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(1,281)	$(662)	$(2,449)	$(986)

Basic Loss per Common Share	$(0.14)	$(0.09)	$(0.26)	$(0.13)

Diluted Loss per Common Share	$(0.14)	$(0.09)	$(0.26)	$(0.13)

Weighted Average Common Shares Outstanding - Basic	9,447,259	7,786,384	9,418,824	7,764,351
Dilutive Effect of Employee Stock Awards	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	9,447,259	7,786,384	9,418,824	7,764,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	August 31, 2026 (unaudited)	February 28, 2026
Assets
Current Assets
Cash and cash equivalents	$416	$1,218
Accounts receivable, less allowance for credit losses of $128 and $128, respectively	2,951	2,545
Notes receivable, current portion, less current portion of the allowance for credit losses of $28 and $28, respectively	63	59
Refundable income taxes	56	58
Inventories	2,588	4,057
Prepaid expenses	1,003	831
Total current assets	7,077	8,768
Property and Equipment, Net	8,724	8,775
Other Assets
Notes receivable	6	36
Goodwill	576	576
Intangible assets, net	691	733
Lease right of use asset	1,706	1,310
Other	14	14
Total other assets	2,993	2,669
Total Assets	$18,794	$20,212
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$4,922	$5,088
Accrued salaries and wages	441	406
Notes payable	6,780	-
Gift card liabilities	654	654
Other accrued expenses	286	64
Contract liabilities	106	105
Lease liability	416	282
Total current liabilities	13,605	6,599
Notes payable, less current portion	114	6,568
Lease liability, less current portion	1,324	1,054
Contract liabilities, less current portion	538	575
Deferred income taxes	187	187
Total Liabilities	15,768	14,983
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value per share; 250,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 46,000,000 shares authorized, 9,518,636 shares and 9,354,620 shares issued and outstanding, respectively	10	9
Additional paid-in capital	15,413	15,168
Accumulated deficit	(12,397)	(9,948)
Total stockholders' equity	3,026	5,229
Total Liabilities and Stockholders' Equity	$18,794	$20,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended August 31,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(2,449)	$(986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739	691
Provision (write-off) for obsolete inventory	(63)	-
Provision for loss of accounts and notes receivable	-	(145)
Debt issuance costs	10	9
Equity compensation	246	137
Changes in operating assets and liabilities:
Accounts receivable	(404)	244
Inventories	1,532	541
Prepaid expenses	(172)	(306)
Accounts payable	(166)	(96)
Accrued liabilities	265	(179)
Contract liabilities	(36)	(48)
Net cash used in operating activities	(498)	(138)

Cash Flows from Investing Activities
Proceeds received on notes receivable	26	50
Purchases of property and equipment	(244)	(224)
Acquisition of company-owned store assets	(55)	(165)
Increase in other assets	-	(26)
Net cash used in investing activities	(273)	(365)

Cash Flows from Financing Activities
Payments on notes payable	(31)	-
Proceeds from notes payable	-	1,800
Net cash (used in) provided by financing activities	(31)	1,800

Net Increase (Decrease) in Cash and Cash Equivalents	(802)	1,297

Cash and Cash Equivalents, Beginning of Period	1,218	720

Cash and Cash Equivalents, End of Period	$416	$2,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended August 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of February 28, 2026	-	$-	9,354,620	$9	$15,168	$(9,948)	$5,229
Equity compensation, restricted stock units, net of shares withheld	-	-	41,197	-	83	-	83
Net loss	-	-	-	-	-	(1,168)	(1,168)
Balances as of May 31, 2026	-	$-	9,395,817	$9	$15,251	$(11,116)	$4,144
Equity compensation, restricted stock units, net of shares withheld	-	-	122,819	1	162	-	163
Net loss	-	-	-	-	-	(1,281)	(1,281)
Balances as of August 31, 2026	-	$-	9,518,636	$10	$15,413	$(12,397)	$3,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

(In thousands, except share amounts)

(Unaudited)

	Six Months Ended August 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings /	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balances as of February 28, 2025	-	$-	7,722,174	$8	$12,355	$(5,388)	$6,975
Equity compensation, restricted stock units, net of shares withheld	-	-	42,310	-	81	-	81
Net loss	-	-	-	-	-	(324)	(324)
Balances as of May 31, 2025	-	$-	7,764,484	$8	$12,436	$(5,712)	$6,732
Equity compensation, restricted stock units, net of shares withheld	-	-	26,792	-	56	-	56
Net loss	-	-	-	-	-	(662)	(662)
Balances as of August 31, 2025	-	-	7,791,276	$8	$12,492	$(6,374)	$6,126

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

The carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The carrying value of the notes payable approximates fair value based on current borrowing rates available to the Company.

The following table summarizes the number of stores operating under the Rocky Mountain Chocolate Factory brand at August 31, 2026:

	Stores Open at February 28, 2026	Opened	Closed	Transferred	Stores Open at August 31, 2026
Rocky Mountain Chocolate Factory
Company-owned stores	3	-	-	2	5
Franchise stores - Domestic stores and kiosks	136	2	(2)	(2)	134
International license stores	3	-	-	-	3
Cold Stone Creamery - co-branded	101	-	(5)	-	96
U-Swirl - co-branded	10	-	-	-	10
Total	253				248

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements are issued. During the six months ended August 31, 2026, the Company incurred a net loss of $2.4 million and used cash in operating activities of $0.5 million. The Company was not in compliance with the loan covenants as of August 31, 2026 for both of its debt agreements (see Note 8). The Company has not received a waiver from its lenders as of the date of the quarterly report, but it is in compliance with all other aspects of its debt agreements. The debt has been classified as a current liability at August 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity resources (see Note 16). During the next twelve months, the Company intends to further reduce overhead costs, improve manufacturing efficiencies, and increase profits and gross margins by better aligning its costs with the delivery and sale to its franchise system and focus customers. In addition, the Company intends to benefit from its historically busy season of holiday product sales while also increasing sales through its e-commerce distribution channel on a year-round basis. There are no assurances that the Company will be successful in implementing its business plan.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements, which include the accounts of the Company and its subsidiaries, have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six months ended August 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 28, 2027. All intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standard Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation for Income Statement Expenses (“ASU 2024-03”), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retroactively. The Company is evaluating the impact of the adoption of this standard on the Company’s financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update clarifies the applicability, form and content requirements of interim financial reporting and establishes a disclosure principle requiring disclosure of events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of this standard will have on its condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Adopted

Effective March 1, 2026, the Company adopted ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets and elected the practical expedient available under the standard for qualifying current accounts receivable and contract assets. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

($'s in thousands)	Six Months Ended August 31,
Cash paid (received) for:	2026	2025
Interest	$409	$378
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Non-cash additions to operating lease ROU assets and liabilities	$582	$652
Property purchases financed by notes payable	$347	$-
Accounts receivable exchanged for notes receivable	$-	$112
Inventory accrued but not yet paid	$-	$24

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue from contracts with its customers in accordance with Accounting Standards Codification® (“ASC”) 606, which provides that revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company generally receives a fee associated with the franchise agreement or license agreement (collectively “Customer Contracts”) at the time that the Customer Contract is entered. These Customer Contracts have a term of up to 20 years, however the majority of Customer Contracts have a term of 10 years. During the term of the Customer Contract, the Company is obligated to satisfy many performance obligations that the Company has determined are not distinct. The resulting treatment of revenue from Customer Contracts is that the revenue is recognized proportionately over the life of the Customer Contract.

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

The following table summarizes contract liabilities as of August 31, 2026 and February 28, 2026

	August 31,	February 28,
($'s in thousands)	2026	2026
Contract liabilities at the beginning of the year:	$680	$743
Revenue recognized	(63)	(204)
Contract fees received	27	141
Contract liabilities at the end of the period:	$644	$680

On August 31, 2026, annual revenue expected to be recognized in the future, related to performance obligations that are not yet fully satisfied, is estimated to be the following (amounts in thousands):

FYE 2027	$53
FYE 2028	105
FYE 2029	92
FYE 2030	82
FYE 2031	73
Thereafter	239
Total	$644

Gift Cards

The Company’s franchisees sell gift cards, which do not have expiration dates or non-usage fees. The proceeds from the sale of gift cards by the franchisees are accumulated by the Company and paid out to the franchisees upon customer redemption. ASC 606 requires the use of the “proportionate” method for recognizing breakage. The Company recognizes breakage from gift cards when the gift card is redeemed by the customer or the Company determines the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). The determination of the gift card breakage rate is based upon Company-specific historical redemption patterns. The Company did not recognize any gift card breakage during the six months ended August 31, 2026 or six months ended August 31, 2025.

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

NOTE 4 – DISAGGREGATION OF REVENUE

The following table presents disaggregated revenue by the method of recognition and segment:

Three Months Ended August 31, 2026

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Revenue recognized over time:
Franchise fees	$28	$-	$-	$28
Revenue recognized at a point in time:
Durango Product sales	-	4,540	-	4,540
Retail sales	-	-	770	770
Royalty and marketing fees	1,314	-	-	1,314
Total revenues recognized over time and point in time	$1,342	$4,540	$770	$6,652

Three Months Ended August 31, 2025

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Revenue recognized over time:
Franchise fees	$32	$-	$-	$32
Revenue recognized at a point in time:
Durango Product sales	-	4,750	-	4,750
Retail sales	-	-	433	433
Royalty and marketing fees	1,608	-	-	1,608
Total revenues recognized over time and point in time	$1,640	$4,750	$433	$6,823

Six Months Ended August 31, 2026

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Revenue recognized over time:
Franchise fees	$63	$-	$-	$63
Revenue recognized at a point in time:
Durango Product sales	-	8,860	-	8,860
Retail sales	-	-	1,331	1,331
Royalty and marketing fees	2,511	-	-	2,511
Total revenues recognized over time and point in time	$2,574	$8,860	$1,331	$12,765

Six Months Ended August 31, 2025

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($'s in thousands)	Franchising	Manufacturing	Retail	Total
Revenue recognized over time:
Franchise fees	$68	$-	$-	$68
Revenue recognized at a point in time:
Durango Product sales	-	9,148	-	9,148
Retail sales	-	-	752	752
Royalty and marketing fees	3,228	-	-	3,228
Total revenues recognized over time and point in time	$3,296	$9,148	$752	$13,196

NOTE 5 - INVENTORIES

Inventories at August 31, 2026 and February 28, 2026 consisted of the following:

($'s in thousands)	August 31, 2026	February 28, 2026
Ingredients and supplies	$1,561	$2,156
Finished candy	1,120	2,057
Reserve for slow moving inventory	(93)	(156)
Total inventories	$2,588	$4,057

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment at August 31, 2026 and February 28, 2026 consisted of the following:

($'s in thousands)	August 31, 2026	February 28, 2026
Land	$124	$124
Building	5,609	5,574
Machinery and equipment	15,522	15,278
Furniture and fixtures	775	720
Leasehold improvements	136	136
Transportation equipment	638	326
	22,804	22,158

Less accumulated depreciation	(14,080)	(13,383)
Property and equipment, net	$8,724	$8,775

Depreciation expense related to property and equipment totaled $0.4 million and $0.7 million during the three and six months ended August 31, 2026 compared to $0.3 million and $0.7 million during the three and six months ended August 31, 2025, respectively.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets at August 31, 2026 and February 28, 2026 consisted of the following:

				August 31, 2026		February 28, 2026
($'s in thousands)	Amortization Period (in Years)			Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Store design		10		$954	$(358)	$954	$(321)
Trademark/non-competition agreements	5	-	20	250	(155)	250	(150)
Total				$1,204	$(513)	$1,204	$(471)
Goodwill and intangible assets not subject to amortization
Goodwill
Retail				$362		$362
Franchising				97		97
Manufacturing				97		97
Trademark				20		20
Total				$576		$576

Total Goodwill and Intangible Assets				$1,780	$(513)	$1,780	$(471)

Amortization expense related to intangible assets totaled $21 thousand and $42 thousand during the three and six months ended August 31, 2026 compared to approximately $7 thousand and $14 thousand during the three and six months ended August 31, 2025, respectively.

At August 31, 2026, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following (amounts in thousands):

FYE 2027	$42
FYE 2028	83
FYE 2029	83
FYE 2030	83
FYE 2031	79
Thereafter	321
Total	$691

NOTE 8 – NOTES PAYABLE

On September 30, 2024, the Company entered into a credit agreement (the "Credit Agreement") with RMC Credit Facility, LLC ("RMC"). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the "Note"). The Note matures on September 30, 2027 (the "Maturity Date"), and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

property, as well as the Company's accounts receivable and cash accounts. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company’s board of directors.

The Credit Agreement contains customary events of default, including nonpayment of principal and interest when due, failure to comply with covenants, and a change of control of the Company, as well as customary affirmative and negative covenants, including, without limitation, certain reporting obligations and certain limitations on liens, encumbrances, and indebtedness. The Credit Agreement also limits capital expenditures to $3.5 million per year and contains two financial covenants measured quarterly: a maximum ratio of total liabilities to total net worth and a minimum current ratio. The Company incurred $0.1 million of loan origination fees, included as a debt discount and reduction of the notes payable on the balance sheet. The unamortized debt discount is $22 thousand as of August 31, 2026.

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. The additional advance of $.6 million was repaid on December 31, 2025.

The Company was not in compliance with the covenants as of August 31, 2026, providing for a maximum ratio of total liabilities to tangible net worth of 2.0 to 1.0, which was computed as 8.96 to 1.0, and a minimum ratio of current assets to current liabilities of 1.25 to 1.0, which was computed as .52 to 1.0. The Company has not received a waiver from RMC through the quarter ended August 31, 2026, but is in compliance with all other aspects of the debt agreement. The debt has been classified as a current liability at August 31, 2026.

On August 28, 2025, the Company entered into a credit agreement (the “RMCF2 Credit Agreement”) with RMCF2 Credit LLC (“RMCF2”), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company’s former interim CEO and one of the members of the board of directors.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the “RMCF2 Note”). The RMCF2 Note matures on September 30, 2027, and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company’s account receivable and cash accounts. Of the $1.2 million advanced, $.6 million was repaid on December 31, 2025.

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

The Company was not in compliance with the covenants as of August 31, 2026, providing for a maximum ratio of total liabilities to tangible net worth of 2.0 to 1.0, which was computed as 8.96 to 1.0, and a minimum ratio of current assets to current liabilities of 1.25 to 1.0, which was computed as .52 to 1.0. The Company has not received a waiver from RMCF2 through the quarter ended August 31, 2026, but is in compliance with all other aspects of the debt agreement. The debt has been classified as a current liability at August 31, 2026.

As of August 31, 2026, the Company had $6.0 million outstanding on the Credit Agreement and $0.6 million outstanding on the RMCF2 Credit Agreement. Interest on the outstanding amounts was paid through August 31, 2026. The Credit Agreement and the RMCF2 Credit Agreement were repaid subsequent to August 31, 2026 (see Note 16).

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2026, the Company entered into secured loan agreements with a total principal balance of approximately $0.3 million, maturing through July 2031. The notes bear interest at fixed rates of 6.25% and 10.27% per annum and are secured by equipment acquired. Under the terms of the agreements, the Company is required to make 19 monthly payments of approximately $17 thousand and 60 monthly payments of approximately $1 thousand. As of August 31, 2026, the outstanding principal balance was approximately $0.3 million.

Aggregate maturities of long-term debt as of August 31, 2026 are as follows:

FYE 2027	$99
FYE 2028	191
FYE 2029	7
FYE 2030	7
FYE 2031	8
Thereafter	4
Total	$316

NOTE 9 – COMMON STOCK

Under the Company’s previous 2007 Equity Incentive Plan, the Company may authorize and grant stock awards to employees, non-employee directors and certain other eligible participants, including stock options, restricted stock and restricted stock units. Effective June 2024, the Board authorized 600,000 new shares, along with 300,851 unused and available shares and 131,089 shares granted and outstanding from the 2007 Equity Incentive Plan, to form the 2024 Equity Incentive Plan with a total of 1,031,940 shares. On August 3, 2026, the stockholders voted to add an additional 530,000 shares to the 2024 Equity Incentive Plan. As of August 31, 2026, the 2024 Equity Incentive Plan has 899,785 shares unused and available for issuance.

The Company recognized $0.2 million and $0.2 million of stock-based compensation expense during the three and six months ended August 31, 2026 compared with $0.1 million and $0.1 million during the three and six months ended August 31, 2025, respectively. Compensation costs related to stock-based compensation are generally amortized over the vesting period of the stock awards.

The following table summarizes non-vested restricted stock unit transactions for common stock during the six months ended August 31, 2026:

Six Months Ended August 31,
2026
Outstanding non-vested restricted stock units at beginning of year:	194,189
Granted	297,996
Vested	(164,016)
Cancelled/forfeited	(102,287)
Outstanding non-vested restricted stock units as of August 31:	225,882

Weighted average grant date fair value	$1.92
Weighted average remaining vesting period (in years)	1.10

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended August 31, 2026, the Company granted 297,996 restricted stock units to various executives and members of the board of directors with a grant-date fair value of $0.6 million. During the six months ended August 31, 2025, the Company granted 11,091 restricted stock units to a new member of the board of directors with a grant-date fair value of $17 thousand.

NOTE 10 - EARNINGS PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through the settlement of restricted stock units. Restricted stock units become dilutive within the period granted and remain dilutive until the units vest and are issued as common stock.

The weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include outstanding common shares issuable if their effect would be anti-dilutive. During the six months ended August 31, 2026, 225,882 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. During the six months ended August 31, 2025, 146,895 shares of common stock that were issuable upon the vesting of restricted stock units were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 11 – LEASING ARRANGEMENTS

The Company conducts its retail operations in facilities leased under non-cancelable operating leases of up to ten years. Certain leases contain renewal options for between one and five additional years at increased monthly rentals. Some of the leases provide for contingent rentals based on sales in excess of predetermined base levels.

The Company also leases trucking equipment in support of its production operations. Expenses associated with trucking are included in cost of sales on the condensed consolidated statements of operations.

The Company entered into two new leases during the six months ended August 31, 2026 for its Nashville, TN location for 10 years and Chino Hills, CA location for 29 months with total future lease liability of $0.6 million. The Company entered into two new leases during the six months ended August 31, 2025 for its Camarillo, CA location for 10 years and Miami, FL location for 18 months with total future lease liability of $0.6 million.

The Company accounts for payments related to lease liabilities on a straight-line basis over the lease term. During the six months ended August 31, 2026 and 2025, lease expense recognized in the condensed consolidated statements of operations was $0.4 million and $0.2 million, respectively.

The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the life of its leases. This includes known escalations and renewal option periods reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if the sales performance of the location remains strong. Therefore, the right of use asset and the lease liability include an assumption on renewal options that have not yet been exercised by the Company and are not currently a future obligation. The Company has separated non-lease components from lease components in the recognition of the asset and liability except in instances where such costs were not practical to separate. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial. For franchised locations, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-store-related leases for trucking equipment and office space. For leases where the implicit rate is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease. The weighted average discount rate used for

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

operating leases was 11.56% and 10.29% as of August 31, 2026 and February 28, 2026, respectively. The total estimated future minimum lease payments are $2.9 million as of August 31, 2026.

As of August 31, 2026, maturities of lease liabilities for the Company’s operating leases were as follows (amounts in thousands):

FYE 27	$232
FYE 28	392
FYE 29	358
FYE 30	225
FYE 31	226
Thereafter	1,443
Total	$2,876

Less: Imputed interest	(1,136)
Present value of lease liabilities:	$1,740

Lease liability	$416
Lease liability, less current portion	$1,324

The weighted average lease term was 8.6 years and 8.4 years at August 31, 2026 and February 28, 2026, respectively.

The Company did not have any leases categorized as finance leases as of August 31, 2026 or February 28, 2026.

NOTE 12 - ACQUISITION OF COMPANY-OWNED STORE ASSETS

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

On April 30, 2026, the Company entered into an Asset Purchase Agreement with Nashville Chocolate, Inc. to purchase substantially all of the assets related to the operation of a Rocky Mountain Chocolate Factory franchise location at Opry Mills Mall in Nashville, Tennessee. The assets acquired include inventory, equipment, trade fixtures, leasehold improvements, intellectual property, domain names, customer lists, and other tangible and intangible assets specified in the agreement. The Company did not assume any pre-existing liabilities of the seller. The purchase price was $20 thousand plus the value of saleable inventory.

On July 15, 2026, the Company entered into an Asset Purchase Agreement with Laura Vavakin to purchase substantially all of the assets related to the operation of a Rocky Mountain Chocolate Factory franchise location at The Shoppes at Chino Hills, Chino Hills, California. The assets acquired include inventory, equipment, trade fixtures, leasehold improvements, intellectual property, domain names, customer lists, and other tangible and intangible assets specified in the agreement. The Company did not assume any pre-existing liabilities of the seller. The purchase price was $35 thousand plus the value of saleable inventory. As a result of the acquisition, this is the Company’s fifth retail store.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Purchase contracts

The Company frequently enters into purchase contracts of between five and twelve months for chocolate and certain nuts. These contracts permit the Company to purchase the specified commodity at a fixed price on an as-needed basis during the term of the contract. Because prices for these products may fluctuate, the Company may benefit if prices rise during the terms of these contracts, but it may be required to pay above market prices if prices fall and it is unable to renegotiate the terms of the contract. The Company has designated these contracts as normal under the normal purchase and sale exception under the accounting standards for derivatives. These contracts are not entered into for speculative purposes.

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated. As of August 31, 2026, the Company is involved in the early stages of a legal dispute regarding fulfillment of the agreement to sell franchise rights and intangible assets in connection with the sale of U-Swirl International, Inc., the Company’s former subsidiary that has since been dissolved. The Company does not expect this to have a material impact on the business or financial condition. A trial date has been set for October 2029. The Company is not party to any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 14 - OPERATING SEGMENTS

The Company classifies its business interests into three reportable segments: Rocky Mountain Chocolate Factory, Inc. Franchising, Manufacturing and Retail Stores. These categories, along with unallocated expenses, are the basis upon which the Company’s Chief Operating Decision Maker (CODM), the interim chief executive officer, evaluates the Company’s performance. The CODM uses the segment information in the annual planning process and considers actual versus plan variances in evaluating the performance of the segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to these condensed consolidated financial statements. The Company evaluates performance and allocates resources based on the segment operating profit or loss, which excludes unallocated corporate general and administrative costs and income tax expense or benefit. The Company’s reportable segments are strategic businesses that utilize common information systems and corporate administration. All inter-segment sales prices are market based. Each segment is managed separately because of the differences in required infrastructure and the differences in products and services.

Three Months Ended August 31, 2026
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,342	$4,785	$770	$-	$6,897
Intersegment revenues	-	(245)	-	-	(245)
Revenue from external customers	1,342	4,540	770	-	6,652

Costs and Expenses
Cost of Sales	-	4,674	213	-	4,887
Labor costs	471	-	207	436	1,114
Operating expenses	108	-	228	310	646
Professional fees	126	-	-	245	371
Other general & administrative expenses	241	-	-	337	578
	946	4,674	648	1,328	7,596
Depreciation and amortization, exclusive of depreciation and amortization expense of $232 included in cost of sales (manufacturing segment)	23	-	12	106	141
Total costs and expenses	969	4,674	660	1,434	7,737

Segment profit (loss)	373	(134)	110	(1,434)	(1,085)

Other income (expense)
Interest expense	-	-	-	(211)	(211)
Interest income	-	-	-	15	15
Other income (expense), net	-	-	-	(196)	(196)

Income (loss) before income taxes	373	(134)	110	(1,630)	(1,281)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$373	$(134)	$110	$(1,630)	$(1,281)

Other Segment Disclosures
Total assets	1,782	12,547	2,448	2,017	18,794
Capital expenditures	-	297	70	-	367

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Three Months Ended August 31, 2025
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$1,640	$4,907	$433	$-	$6,980
Intersegment revenues	-	(157)	-	-	(157)
Revenue from external customers	1,640	4,750	433	-	6,823

Costs and Expenses
Cost of Sales	-	5,106	110	-	5,216
Labor costs	521	-	100	402	1,023
Operating expenses	131	-	127	114	372
Professional fees	-	-	-	89	89
Other general & administrative expenses	123	-	-	371	494
	775	5,106	337	976	7,194
Depreciation and amortization, exclusive of depreciation and amortization expense of $238 included in cost of sales (manufacturing segment)	4	-	4	100	108
Total costs and expenses	779	5,106	341	1,076	7,302

Segment profit (loss)	861	(356)	92	(1,076)	(479)

Other income (expense)
Interest expense	-	-	-	(190)	(190)
Interest income	-	-	-	7	7
Other income (expense), net	-	-	-	(183)	(183)

Income (loss) before income taxes	861	(356)	92	(1,259)	(662)

Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$861	$(356)	$92	$(1,259)	$(662)

Other Segment Disclosures
Total assets	2,048	14,059	1,527	4,620	22,254
Capital expenditures	-	13	177	6	196

Rocky Mountain Chocolate Factory, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended August 31, 2026
($'s in thousands)	Franchising	Manufacturing	Retail	Unallocated	Total
Total revenues	$2,574	$9,308	$1,331	$-	$13,213
Intersegment revenues	-	(448)	-	-	(448)
Revenue from external customers	2,574	8,860	1,331	-	12,765

Costs and Expenses
Cost of Sales	-	9,237	352	-	9,589
Labor costs	956	-	359	939	2,254
Operating expenses	223	-	393	401	1,017
Professional fees	168	-	-	738	906
Other general & administrative expenses	280	-	-	530	810
	1,627	9,237	1,104	2,608	14,576
Depreciation and amortization, exclusive of depreciation and amortization expense of $459 included in cost of sales (manufacturing segment)	47	-	23	210	280
Total costs and expenses	1,674	9,237	1,127	2,818	14,856

Segment profit (loss)	900	(377)	204	(2,818)	(2,091)

Other income (expense)
Interest expense	-	-	-	(419)	(419)
Interest income	-	-	-	61	61
Other income (expense), net	-	-	-	(358)	(358)

Income (loss) before income taxes	900	(377)	204	(3,176)	(2,449)
Income tax provision	-	-	-	-	-

Consolidated net income (loss)	$900	$(377)	$204	$(3,176)	$(2,449)

Other Segment Disclosures
Total assets	1,782	12,547	2,448	2,017	18,794
Capital expenditures	-	525	95	26	646

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

NOTE 16 - SUBSEQUENT EVENTS

Sale-Leaseback of the Durango Property

On September 29, 2026, the Board of Directors (the "Board") of the Company approved the sale-leaseback of the Company's property at 265 Turner Drive, Durango, Colorado (the "Durango Property") with American Heritage Legacies, LLC ("AHL"). AHL is a local company controlled by the family of Allen Harper, the Company's Interim Chief Executive Officer.

On September 30, 2026, the Company and AHL entered into a Contract to Buy and Sell Real Estate (Commercial) (the "Purchase Agreement"). Under the Purchase Agreement, the Company agreed to sell the Durango Property to AHL for $6.6 million. An independent appraisal of the Durango Property supported the purchase price. The Purchase Agreement also contains customary terms and conditions and closed on October 16, 2026. The Company used the net proceeds to repay an aggregate of $6.6 million of outstanding credit agreements (see Note 8). In connection with the repayment, the Company also incurred prepayment penalties and related costs of $0.3 million.

On October 1, 2026, the Company signed a lease with AHL for the continued use of the Durango Property (the "Lease"). The Lease commenced on October 16, 2026 and has an initial term of ten years, with an option to renew of an additional ten-year term. Annual base rent is $0.6 million, subject to a 2% escalation annually. The Company will continue to pay all costs of owning, operating and maintaining the Durango Property during the Lease term.

If the Company undergoes a Change of Control (as defined in the Lease), the Lease shall terminate in accordance with the terms of the Lease. In the event of a Change in Control, at AHL's option, the Company must buy back the Durango Property for the greater of $6.93 million or its appraised value. The Lease also includes other customary terms for an agreement of this kind.

The agreements described above in this Note 16 and the transactions contemplated thereby were reviewed and approved by the disinterested members of the Board and the Audit Committee of the Board in accordance with the Company's Related Party Transaction Policy.

Loan Agreement

On October 16, 2026, the Company entered into a loan agreement with Alpine Bank (the "Loan Agreement"). Pursuant to the Loan Agreement, the Company received an advance in the principal amount of $2.0 million, which is evidenced by a promissory note (the "Promissory Note"). The Promissory Note matures on October 16, 2028, and monthly payments of interest at Prime plus 1% are due in arrears. All outstanding principal and interest will be due on the maturity date. The Loan Agreement is collateralized by all assets.

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

Overview

Rocky Mountain Chocolate Factory, Inc., a Delaware corporation, and its subsidiaries (including its operating subsidiary with the same name, Rocky Mountain Chocolate Factory, Inc., a Colorado corporation) (“RMCF”) (referred to as the “Company,” “we,” “us,” or “our”) is an international franchisor, confectionery producer and retail operator. Founded in 1981, we are headquartered in Durango, Colorado and produce an extensive line of premium chocolate products and other confectionery products. Our revenues and profitability are derived principally from our franchised and licensed system of retail stores that feature chocolate and other confectionery products including gourmet caramel apples. We also sell our confectionery products in select locations outside of our system of retail stores and license the use of our brand with certain consumer products. As of August 31, 2026, there were 5 Company-owned, 106 licensee-owned and 137 franchised Rocky Mountain Chocolate Factory stores operating in 34 states and the Philippines.

Repayment of the Credit Agreement and the RMCF2 Credit Agreement

On September 30, 2024, the Company entered into a credit agreement (the "Credit Agreement") with RMC Credit Facility, LLC ("RMC"). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the "Note"). The Note matures on September 30, 2027 (the "Maturity Date"), and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company’s board of directors.

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

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. The additional advance of $.6 million was repaid on December 31, 2025.

The Company was not in compliance with the covenants as of August 31, 2026, providing for a maximum ratio of total liabilities to tangible net worth of 2.0 to 1.0, which was computed as 8.96 to 1.0, and a minimum ratio of current assets to current liabilities of 1.25 to 1.0, which was computed as .52 to 1.0. The Company has not received a waiver from RMC through the quarter ended August 31, 2026, but is in compliance with all other aspects of the debt agreement. The debt has been classified as a current liability at August 31, 2026.

On August 28, 2025, the Company entered into a credit agreement (the “RMCF2 Credit Agreement”) with RMCF2 Credit LLC (“RMCF2”), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company’s former interim CEO and one of the members of the board of directors.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the “RMCF2 Note”). The RMCF2 Note matures on September 30, 2027, and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company’s account receivable and cash accounts. Of the $1.2 million advanced, $.6 million was repaid on December 31, 2025.

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

The Company was not in compliance with the covenants as of August 31, 2026, providing for a maximum ratio of total liabilities to tangible net worth of 2.0 to 1.0, which was computes as 8.96 to 1.0, and a minimum ratio of current assets to current liabilities of 1.25 to 1.0, which was computed as .52 to 1.0. The Company has not received a waiver from RMCF2 through the quarter ended August 31, 2026, but is in compliance with all other aspects of the debt agreement. The debt has been classified as a current liability at August 31, 2026.

As of August 31, 2026, the Company had $6.0 million outstanding on the Credit Agreement and $0.6 million outstanding on the RMCF2 Credit Agreement. Interest on the outstanding amounts was paid through August 31, 2026. The Credit Agreement and the RMCF2 Credit Agreement were repaid subsequent to August 31, 2026 (see Note 16).

Secured Loan Agreements

In June 2026, the Company entered into secured loan agreements with a total principal balance of approximately $0.3 million, maturing through July 2031. The notes bear interest at fixed rates of 6.25% and 10.27% per annum and are secured by equipment acquired. Under the terms of the agreements, the Company is required to make 19 monthly payments of approximately $17 thousand and 60 monthly payments of approximately $1 thousand. As of August 31, 2026, the outstanding principal balance was approximately $0.3 million.

Appointment of Interim Chief Executive Officer and Chief Operating Officer

On June 21, 2026, Jeffrey R. Geygan notified the Board of Directors of his resignation as interim Chief Executive Officer, effective June 26, 2026. Mr. Geygan remains a member of the Board of Directors. On June 29, 2026, the Board of Directors appointed Allen C. Harper as interim Chief Executive Officer and Principal Executive Officer, effective immediately. Mr. Harper previously served as a member of the Board of Directors from November 2024 to September 2025, and is affiliated with American Heritage Railways, which may be deemed an affiliate of the Company by virtue of its beneficial ownership of the Company’s common stock. In connection with Mr. Harper’s appointment, the Board of Directors approved aggregate compensation of $200,000 for up to six months of service; $70,000 in cash and $130,000 in restricted stock units. The Board of Directors may extend the term of employment.

On August 18, 2026, the Board of Directors approved the appointment of David Denker as Chief Operating Officer. Mr. Denker served as the Company’s Vice President of Franchise Development since September 2025 and subsequently assumed broader leadership responsibilities across the Company. Mr. Denker has experience in manufacturing and production operations, franchise operations and development, merchandising, marketing, and product innovation. Mr. Denker holds the Certified Franchise Executive (CFE) designation.

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

Results of Continuing Operations

Three Months Ended August 31, 2026 Compared to the Three Months Ended August 31, 2025

Results Summary

The basic loss per share was $(0.09) per share for the three months ended August 31, 2026. Revenues decreased by 2.5% from $6.8 million for the three months ended August 31, 2025 to $6.7 million for the three months ended August 31, 2026. Operating loss was $0.5 million for the three months ended August 31, 2025 compared to an operating loss of $1.1 million for the three months ended August 31, 2026.

REVENUES

	Three Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Durango product and retail sales	$5,310	$5,183	127	2.5%
Franchise fees	28	32	(4)	(12.5)%
Royalty and marketing fees	1,314	1,608	(294)	(18.3)%
Total	$6,652	$6,823	$(171)	(2.5)%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 2.5%, or $0.1 million for the three months ended August 31, 2026 compared to the three months ended August 31, 2025 was primarily due to sales price increases.

We continue to rationalize product offerings to improve production efficiencies, while adding new products. Our new box line will be available for the holidays. We believe we can generate high sales volumes and gross profit margins at or above our average level for bulk and packaged items. We continue to focus our marketing efforts on increasing total pounds purchased by franchise locations.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.3 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025, primarily due to the decrease in store sales subject to royalty fees.

COSTS AND EXPENSES

	Three Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total cost of sales	$4,887	$5,216	$(329)	(6.3)%
Franchise costs	784	552	232	42.0%
Sales and marketing	162	223	(61)	(27.4)%
General and administrative	1,328	976	352	36.1%
Retail operating	435	227	208	91.6%
Depreciation and amortization, exclusive of depreciation and amortization expense of $232 and $238, respectively, included in cost of sales	141	108	33	30.6%
Total	$7,737	$7,302	$435	6.0%

Gross Margin

	Three Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	423	(33)	$456	1,381.8%
Gross margin percentage	8.0%	(0.6)%	8.6%	1,351.2%

Cost of Sales and Gross Margin

Total gross margin percentage increased to 8.0% for the three months ended August 31, 2026 compared to a gross margin of (0.6)% during the three months ended August 31, 2025, due primarily to an increase in production efficiencies.

Franchise Costs

The increase in franchise costs for the three months ended August 31, 2026 compared to the three months ended August 31, 2025 was due to the initiation of new programs for franchises in an effort to boost store sales and in part due to the timing of expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise and sales and marketing costs increased to 70.5% for the three months ended August 31, 2026 from 47.3% for the three months ended August 31, 2025.

Sales and Marketing

The decrease in sales and marketing costs during the three months ended August 31, 2026 compared to the three months ended August 31, 2025 was due to a change in marketing strategy that emphasized targeted campaigns, increased reliance on lower-cost digital channels, a reduction in discretionary spending and in part due to timing of anticipated expenses.

General and Administrative

The increase in general and administrative costs during the three months ended August 31, 2026 compared to the three months ended August 31, 2025, was due primarily to increases in costs related to employee compensation, insurance, software licenses, professional fees, travel, and board compensation. As a percentage of total revenues, general and administrative expenses increased to 20.0% during the three months ended August 31, 2026, compared to 14.3% during the three months ended August 31, 2025.

Retail Operating Expenses

Retail operating expenses increased 91.6% during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. This increase is primarily the result of an increase in the number of corporate stores. The Company acquired a third corporate store in August of 2025 and has since acquired two additional stores.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $0.14 million during the three months ended August 31, 2026, an increase of 30.6% from $0.11 million during the three months ended August 31, 2025. Depreciation and amortization included in cost of sales decreased 2.5% from $0.24 million during the three months ended August 31, 2025 to $0.23 million during the three months ended August 31, 2026. This decrease was the result of certain assets being fully depreciated.

Total Other Income (Expense)

Total other expense was $0.2 million during the three months ended August 31, 2026, compared to other expense of $0.2 million during the three months ended August 31, 2025. Interest expense increased to $0.21 million for the three months ended August 31, 2026 compared to $0.19 million for the three months ended August 31, 2025 due to an increase in our debt balance outstanding.

Six Months Ended August 31, 2026 Compared to the Six Months Ended August 31, 2025

Results Summary

The basic loss per share was $(0.13) per share for the six months ended August 31, 2025 compared with a loss of $(0.26) per share for the six months ended August 31, 2026. Revenues decreased by 3.3% from $13.2 million for the six months ended August 31, 2025 to $12.8 million for the six months ended August 31, 2026. Operating loss was $0.6 million for the six months ended August 31, 2025 compared to an operating loss of $2.1 million for the six months ended August 31, 2026.

REVENUES

	Six Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Durango product and retail sales	$10,191	$9,900	291	2.9%
Franchise fees	63	68	(5)	(7.4)%
Royalty and marketing fees	2,511	3,228	(717)	(22.2)%
Total	$12,765	$13,196	$(431)	(3.3)%

Durango Product and Retail Sales

The increase in Durango product and retail sales of 2.9%, or $0.3 million for the six months ended August 31, 2026 compared to the six months ended August 31, 2025 was primarily due to sales price increases.

Royalties, Marketing Fees and Franchise Fees

Royalty and marketing fees decreased $0.7 million during the six months ended August 31, 2026 compared to the six months ended August 31, 2025, primarily due to a decrease in store sales subject to royalty fees.

COSTS AND EXPENSES

	Six Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total cost of sales	$9,589	$9,608	$(19)	(0.2)%
Franchise costs	1,275	1,147	128	11.2%
Sales and marketing	352	429	(77)	(17.9)%
General and administrative	2,608	1,977	631	31.9%
Retail operating	752	433	319	73.7%
Depreciation and amortization, exclusive of depreciation and amortization expense of $459 and $465, respectively, included in cost of sales	280	226	54	23.9%
Total	$14,856	$13,820	$1,036	7.5%

Gross Margin

	Six Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	602	292	310	106.2%
Gross margin percentage	5.9%	2.9%	3%	100.3%

Cost of Sales and Gross Margin

Total gross margin percentage increased to 5.9% for the six months ended August 31, 2026 compared to a gross margin of 2.9% during the six months ended August 31, 2025, due primarily to sales price increases.

Franchise Costs

The increase in franchise costs for the six months ended August 31, 2026 compared to the six months ended August 31, 2025 was due primarily to the initiation of new programs for franchisees in an effort to boost store sales and in part due to the timing of expenses. As a percentage of total royalty and marketing fees and franchise fee revenue, franchise and sales and marketing costs increased to 63.2% for the six months ended August 31, 2026 from 47.8% for the six months ended August 31, 2025.

Sales and Marketing

The decrease in sales and marketing costs during the six months ended August 31, 2026 compared to the six months ended August 31, 2025 was due primarily to a change in marketing strategy that emphasized targeted campaigns, increased reliance on lower-cost digital channels, a reduction in discretionary promotional spending, and in part to timing of anticipated expenses.

General and Administrative

The increase in general and administrative costs during the six months ended August 31, 2026 compared to the six months ended August 31, 2025, was due primarily to increases in costs related to employee compensation, insurance, software licenses, professional fees, travel and board compensation. As a percentage of total revenues, general and administrative expenses increased to 20.4% during the six months ended August 31, 2026, compared to 15.0% during the six months ended August 31, 2025.

Retail Operating Expenses

Retail operating expenses increased 73.7% during the six months ended August 31, 2026 compared to the six months ended August 31, 2025. This increase is primarily the result of an increase in the number of corporate retail stores. The Company acquired a third corporate-owned store in August 2025 and has since acquired two additional stores.

Depreciation and Amortization

Depreciation and amortization, exclusive of depreciation and amortization included in cost of sales was $280 thousand during the six months ended August 31, 2026, an increase of 23.9% from $226 thousand during the six months ended August 31, 2025. Depreciation and amortization included in cost of sales decreased 1.3% from $0.47 million during the six months ended August 31, 2025 to $0.46 million during the six months ended August 31, 2026. This decrease was the result of certain assets being fully depreciated.

Other Income (Expense)

Other expense was $0.4 million during the six months ended August 31, 2026, compared to other expense of $0.4 million during the six months ended August 31, 2025. Interest expense increased to $0.42 million, for the six months ended August 31, 2026 compared to $0.38 million during the six months ended August 31, 2025 due to an increase in our debt balance outstanding.

Non-GAAP Measures

In addition to the results provided in accordance with GAAP, we provide certain non-GAAP measures, which present results on an adjusted basis. These are supplemental measures of performance that are not required by or presented in accordance with GAAP. Adjusted gross margin is a non-GAAP measure. Adjusted gross margin is equal to the sum of our total gross margin plus depreciation and amortization calculated in accordance with GAAP. We believe adjusted gross margin is helpful in understanding our past performance as a supplement to gross margin, and other performance measures calculated in conformity with GAAP. We believe that adjusted gross margin is useful to investors because they provide a measure of operating performance and our ability to generate cash that is unaffected by non-cash accounting measures. Additionally, we use adjusted gross margin rather than gross margin to make incremental pricing decisions. Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is useful to investors because it helps them to evaluate a company's core operating performance without the effects of financing decisions, tax jurisdictions, or certain non-cash accounting changes. Both EBITDA and Adjusted gross margin has limitations as analytical tools because they exclude the impact of depreciation and amortization expense and you should not consider it in isolation or as a substitute for any measure reported under GAAP. Our use of capital assets makes depreciation and amortization expense a necessary element of our costs and our ability to generate income. Due to these limitations, we use adjusted gross margin as measures of performance only in conjunction with GAAP measures of performance such as gross margin.

Three Months Ended August 31, 2026 Compared to the Three Months Ended August 31, 2025

Adjusted Gross Margin

(a non-GAAP measure)	Three Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	$423	$(33)	$456	(1,381.8)%
Plus: depreciation and amortization	232	238	(6)	(2.5)%
Total Adjusted Gross Margin (non-GAAP measure)	$655	$205	$450	219.5%

Total Adjusted Gross Margin (non-GAAP measure)	12.3%	4.0%	8%	211.9%

EBITDA

(a non-GAAP measure)	Three Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Net loss	$(1,281)	$(662)	$(619)	93.5%
Plus: depreciation and amortization	373	346	27	7.8%
Plus: interest	196	183	13	7.1%

Total	$(712)	$(133)	$(579)	435.3%

Six Months Ended August 31, 2026 Compared to the Six Months Ended August 31, 2025

Adjusted Gross Margin
	Six Months Ended
(a non-GAAP measure)	August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Total gross margin	$602	$292	$310	106.2%
Plus: depreciation and amortization	459	465	(6)	(1.3)%
Total Adjusted Gross Margin (non-GAAP measure)	$1,061	$757	$304	40.2%

Total Adjusted Gross Margin (non-GAAP measure)	20.0%	14.6%	5.4%	36.8%

EBITDA

(a non-GAAP measure)	Six Months Ended August 31,		$	%
($'s in thousands)	2026	2025	Change	Change
Net loss	$(2,449)	$(986)	$(1,463)	148.4%
Plus: depreciation and amortization	739	691	48	6.9%
Plus: interest	358	362	(4)	(1.1)%

Total	$(1,352)	$67	$(1,419)	(2,117.9)%

Liquidity and Capital Resources

As of August 31, 2026, the Company has a working capital deficit of $6.5 million compared with positive working capital of $2.2 million as of February 28, 2026. The decrease in working capital was primarily due to the reclassification of certain debt obligations from long-term liabilities to current liabilities for the six months ended August 31, 2026. The Company was not in compliance with the covenant obligations for either the current ratio of 1.25 to 1.0, computed as .52 to 1.0, or the total liabilities to tangible net worth covenant of 2.0 to 1.0, which was computed as 8.96 to 1.0 as of August 31, 2026. As a result, the current debt, which matures on September 30, 2027, has been classified as current as of August 31, 2026. Expected future cash requirements include lease liabilities, purchase obligations, and capital expenditures to support operations and the expected future growth of the business.

Cash and cash equivalent balances decreased from $1.2 million as of February 28, 2026 to $0.4 million as of August 31, 2026 primarily as a result of cash used in operating and investing activities. Our current ratio was 0.52 to 1.0 on August 31, 2026 compared to 1.33 to 1.0 on February 28, 2026. We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements necessary to implement our long-term business plan.

During the six months ended August 31, 2026, we had a consolidated net loss of $2.4 million. Operating activities used cash of $0.5 million, with the principal adjustments to reconcile net loss to net cash used in operating activities being depreciation and amortization of $0.7 million and stock compensation expense of $0.2 million. The primary changes in operating assets and liabilities included an increase in accounts receivable of $0.4 million and a decrease in inventory of $1.5 million. During the six months ended August 31, 2025, we had a consolidated net loss of $1.0 million. Operating activities used cash of $0.1 million, with the principal adjustments to reconcile net loss to net cash used in operating activities being depreciation and amortization of $0.7 million and stock compensation expense of $0.1 million, partially offset by recovery of accounts and notes receivable of $0.1 million.

During the six months ended August 31, 2026, cash flows used in investing activities were $0.3 million, primarily due to the purchases of property and equipment of $0.2 million, and the acquisition of the retail stores in Nashville, TN and Chino Hills, CA for $0.1 million. In comparison, cash flows used in investing activities were $0.4 million during the six months ended August 31, 2025, primarily due to the purchases of property and equipment of $0.2 million, and the acquisition of the retail store in Camarillo, CA for $0.2 million.

Cash flows used in financing activities during the six months ended August 31, 2026 were $31 thousand compared to $1.8 million in cash flows provided by financing activities during the six months ended August 31, 2025. The Company received $1.8 million in proceeds from notes payable during the six months ended August 31, 2025.

Despite improvements in the operating activities, the Company continues to rely on outside sources of financing to sustain its operations. As a result, the conditions above raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these financial statements. In addition, our independent registered public accounting firm, in their report on the Company’s February 28, 2026 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent on its ability to continue to implement its business plan. The Company continues to explore supplemental liquidity resources and alternative sources of debt financing to reduce interest rates. The Company intends to reduce overhead costs, improve manufacturing efficiencies, and increase profit and gross margins by better aligning its costs with the delivery and sale of products to its franchise system, current and new specialty market customers, and e-commerce customers. The Company intends to benefit from its historically busy season of holiday product sales. The Company has recently developed and enhanced third-party delivery channels for current and new franchise locations, including websites for each location which is expected to increase franchise sales. The Company has implemented a corporate sales strategy to add new stores and transfer existing stores to new owners when appropriate, while also requiring most existing stores to undergo a remodel which has historically resulted in increased store-level sales after completion. There are no assurances the Company will be successful in implementing its business plan.

Credit Agreements

On September 30, 2024, the Company entered into a credit agreement (the "Credit Agreement") with RMC Credit Facility, LLC ("RMC"). Pursuant to the Credit Agreement, the Company received an advance in the principal amount of $6.0 million, which advance is evidenced by a promissory note (the "Note"). The Note matures on September 30, 2027 (the "Maturity Date"), and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the Maturity Date. The Credit Agreement is collateralized by the Company's Durango real estate property and the related inventory and property, plant and equipment located on that property, as well as the Company's accounts receivable and cash accounts. RMC is a special purpose investment entity affiliated with Steven L. Craig, one of the members of the Company’s board of directors.

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

On August 28, 2025, the Company entered into a first amendment to the Credit Agreement. RMC agreed to make an additional advance to the Company in the principal amount of $0.6 million. There was no change to other terms of the agreement. The additional advance of $.6 million was repaid on December 31, 2025.

The Company was not in compliance with the covenants as of August 31, 2026, providing for a maximum ratio of total liabilities to tangible net worth of 2.0 to 1.0, which was computed as 8.96 to 1.0, and a minimum ratio of current assets to current liabilities of 1.25 to 1.0, which was computed as .52 to 1.0. The Company has not received a waiver from RMC through the quarter ended August 31, 2026, but is in compliance with all other aspects of the debt agreement. The debt has been classified as a current liability at August 31, 2026.

On August 28, 2025, the Company entered into a credit agreement (the “RMCF2 Credit Agreement”) with RMCF2 Credit LLC (“RMCF2”), a special purpose investment entity affiliated with Jeffrey R. Geygan, the Company’s former interim CEO and one of the members of the board of directors.

Pursuant to the RMCF2 Credit Agreement, RMCF2 agreed to make an advance to the Company in the principal amount of $1.2 million, which advance is evidenced by a promissory note (the “RMCF2 Note”). The RMCF2 Note matures on September 30, 2027, and interest accrues at a rate of 12% per annum and is payable monthly in arrears. All outstanding principal and interest will be due on the maturity date. The RMCF2 Credit Agreement is collateralized by the Company’s Durango real estate property and the related inventory and property, plant and equipment located on the property, as well as the Company’s account receivable and cash accounts. Of the $1.2 million advanced, $.6 million was repaid on December 31, 2025.

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

The Company was not in compliance with the covenants as of August 31, 2026, providing for a maximum ratio of total liabilities to tangible net worth of 2.0 to 1.0, which was computed as 8.96 to 1.0, and a minimum ratio of current assets to current liabilities of 1.25 to 1.0, which was computed as .52 to 1.0. The Company has not received a waiver from RMCF2 through the quarter ended August 31, 2026, but is in compliance with all other aspects of the debt agreement. The debt has been classified as a current liability at August 31, 2026.

As of August 31, 2026, the Company had $6.0 million outstanding on the Credit Agreement and $0.6 million outstanding on the RMCF2 Credit Agreement. Interest on the outstanding amounts was paid through August 31,

2026. The Credit Agreement and the RMCF2 Credit Agreement were repaid subsequent to August 31, 2026. (see Note 16).

Subsequent to August 31, 2026, the Company signed agreements to sell and leaseback its manufacturing facility located in Durango, Colorado. Proceeds from the sale of $6.6 million were used to repay $6.6 million in debt bearing interest at 12% per annum. Additionally, the Company entered into a loan agreement with Alpine Bank and received an advance of $2.0 million to provide working capital. Monthly payments of interest at Prime plus 1% are due in arrears, and all outstanding principal and interest amounts are due on the October 15, 2028 maturity date. The loan agreement is collateralized by all assets (see Note 16).

In June 2026, the Company entered into secured loan agreements with a total principal balance of approximately $0.3 million, maturing through July 2031. The notes bear interest at fixed rates of 6.25% and 10.27% per annum and are secured by equipment acquired. Under the terms of the agreements, the Company is required to make 19 monthly payments of approximately $17 thousand and 60 monthly payments of approximately $1 thousand. As of August 31, 2026, the outstanding principal balance was approximately $0.3 million.

We continue to explore additional means of strengthening our liquidity position and ensuring compliance with the continued listing standards of NASDAQ.

Registration Statement on Form S-3

On June 23, 2026, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the SEC covering the offer and sale, from time to time, of up to $6.0 million in aggregate offering price of its securities. The Registration Statement provides for the issuance of one or more of the following classes of securities: common stock, preferred stock, debt securities, and units consisting of one or more of the foregoing securities. The Registration Statement was declared effective by the SEC on July 1, 2026.

The securities may be offered in one or more offerings, at prices and on terms to be determined at the time of sale, and may be issued directly by the Company or through underwriters, dealers, or agents. The Company intends to use the net proceeds from any future offerings under the Registration Statement for general corporate purposes, which may include working capital, capital expenditures, repayment of indebtedness, acquisitions, or other strategic investments. As of the date of this Quarterly Report, the Company has not issued any securities or entered into any definitive agreements related to offerings under the Registration Statement.

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

Off Balance Sheet Arrangements

As of August 31, 2026, except for the purchase obligations as described below, we had no material off-balance sheet arrangements or obligations.

As of August 31, 2026, we had purchase obligations of approximately $2.7 million. These purchase obligations primarily consist of contractual obligations for future purchases of commodities for use in our manufacturing.

Impact of Inflation

Inflationary factors such as increases in the costs of ingredients and labor directly affect the Company's operations. Most of the Company's leases provide for cost-of-living adjustments and require it to pay taxes, insurance, and maintenance expenses, all of which are subject to inflation. Additionally, the Company’s future lease cost for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2026.

Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than the matter described under the heading "Litigation" in Note 13, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report, we are not aware of any pending legal actions that would, if determined adversely to us, have a material adverse effect on our business and operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended August 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

On October 8, 2026, there were approximately 411 record holders of our common stock. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by banks, brokers or other nominees.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed/Furnished Herewith
10.1	Offer Letter, dated July 8, 2026 by and between Rocky Mountain Chocolate Factory, Inc and Allen C Harper	Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2026 (File No. 001-36865)

10.2+	Amendment to the Rocky Mountain Chocolate, Inc. 2024 Omnibus Incentive Compensation Plan	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2026 (File No. 001-36865)

10.3	Offer Letter, dated August 17, 2026 by and between Rocky Mountain Chocolate Factory, Inc and David Denker	Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2026 (File No. 001-36865)

10.4	Amendment to Offer Letter, dated August 18, 2026 by and between Rocky Mountain Chocolate Factory, Inc and David Denker	Exhibit 10.2 to the Current Report on Form 8-K filed on August 24, 2026 (File No. 001-36865)

10.5	Contract to Buy and Sell Real Estate (Commercial), effective September 30, 2026, between Rocky Mountain Chocolate Factory, Inc. and American Heritage Legacies, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2026 (File No. 001-36865)

10.6	Commercial Lease, dated October 1, 2026, between American Heritage Legacies, LLC and Rocky Mountain Chocolate Factory, Inc	Exhibit 10.2 to the Current Report on Form 8-K filed on October 6, 2026 (File No. 001-36865)

10.7	Business Loan Agreement dated October 16, 2026 between Alpine Bank and Rocky Mountain Chocolate Factory, Inc	Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2026 (File No. 001-36865)

10.8	Promissory Note, dated October 16, 2026, issued by Rocky Mountain Chocolate Factory, Inc. to Alpine Bank	Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2026 (File No. 001-36865)

10.9	Commercial Security Agreement, dated October 16, 2026, between Rocky Mountain Chocolate Factory, Inc. and Alpine Bank	Exhibit 10.3 to the Current Report on Form 8-K filed on October 19, 2026 (File No. 001-36865)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

+ Management Compensatory Plan

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

ROCKY MOUNTAIN CHOCOLATE FACTORY, INC.

Date: October 19, 2026	/s/ Allen C. Harper
ALLEN C. HARPER
Interim Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2026
/s/ Carrie E. Cass
CARRIE E. CASS
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)